Form 10QSB
period 2001-06-30
TWO MOONS KACHINAS CORP
filed 2001-09-12
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to
                                    --------------    ---------------


                         Commission File No. 333-60906


                            Two Moons Kachinas Corp.
                  ------------------------------------------
                (Name of Small Business Issuer in its Charter)


           NEVADA                                      87-0656515
           ------                                      ----------
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)

                          9005 Cobble Canyon Lane
                            Sandy, Utah 84093
                            -----------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)  Yes  X   No                   (2)  Yes      No  X
         ---     ---                        ---     ---

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.


                   APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                            June 30, 2001

                               500,000
                               -------
PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Registrant required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Registrant.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          JUNE 30, 2001

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheet,
             June 30, 2001                                            2


        Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30, 2001 and
             for the periods from inception on May 19, 2000
             through June 30, 2000 and 2001                           3


        Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2001 and
             for the periods from inception on May 19, 2000
             through June 30, 2000 and 2001                           4


        Notes to Unaudited Condensed Financial Statements        5 -  8

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET

                              ASSETS

                                                    June 30,
                                                      2001
                                                   ___________
CURRENT ASSETS:
  Cash                                                  $3,241
                                                   ___________
        Total Current Assets                             3,241
                                                   ___________

PROPERTY AND EQUIPMENT, net                              8,990

OTHER ASSETS:
  Deferred Stock offering cost                          10,000
                                                   ___________
                                          $             22,231
                                                  ____________


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                        $              1,650
                                                   ___________
        Total Current Liabilities                        1,650
                                                   ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   500,000 shares issued and
   outstanding                                             500
  Capital in excess of par value                        24,500
  Deficit accumulated during the
    development stage                                   (4,419)
                                                   ___________
        Total Stockholders' Equity                      20,581
                                                   ___________
                                          $             22,231
                                                   ___________

The accompanying notes are an integral part of this unaudited condensed financial statement.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]


           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                              From Inception
                                                                 On May 19,
                                 For the Three   For the Six   2000 Through
                                 Months Ended    Months Ended     June 30,
                                   June 30,        June 30,   _______________
                                     2001            2001     2000       2001
                                  __________      __________  _______________
REVENUE                           $        -      $        -  $     - $     -

OPERATING EXPENSES:
  General and Administrative           2,066           3,575       54   4,951
                                  __________      __________  _______ _______
LOSS FROM OPERATIONS                  (2,066)         (3,575)     (54) (4,951)
                                  __________      __________  _______ _______
OTHER INCOME:
  Interest                                19              72        5     532
                                  __________      __________  _______ _______
        Total Other Income                19              72        5     532
                                  __________      __________  _______ _______
LOSS BEFORE INCOME TAXES              (2,047)         (3,503)     (49) (4,419)

CURRENT TAX EXPENSE                        -               -        -       -

DEFERRED TAX EXPENSE                       -               -        -       -
                                  __________      __________ ________ _______

NET LOSS                          $   (2,047)     $   (3,503)$    (49)$(4,419)
                                  __________      __________ ________ _______

LOSS PER COMMON SHARE             $     (.00)     $     (.00)$   (.00)$  (.01)
                                  __________      __________ ________ _______

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH
                                                             From Inception
                                                                 On May 19,
                                                For the Six   2000 Through
                                                Months Ended     June 30,
                                                  June 30,     ____________
                                               2001      2000      2001
                                             ______________________________
Cash Flows Provided by Operating Activities:
 Net loss                                     $    (3,503) $    (49) $(4,419)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization                     1,008         -    1,181
  Changes in assets and liabilities:
   (Increase) decrease in interest receivable          23         -        -
    (Increase) in accounts payable                  1,650         -    1,650
                                               __________  ________  ________
     Net Cash Provided (Used) by Operating
       Activities                                    (822)      (49)  (1,588)
                                               __________  ________  ________
Cash Flows Provided by Investing Activities:
  Purchase of property and equipment                    -         -  (10,171)
                                               __________  ________  ________
     Net Cash Provided (Used) by
       Investing Activities                             -         -  (10,171)
                                               __________  ________  ________
Cash Flows Provided by Financing Activities:
  Proceeds from issuance of common stock                -    25,000   25,000
  Deferred stock offering costs                   (10,000)        -  (10,000)
                                               __________  ________  ________
     Net Cash Provided by Financing Activities          -    25,000   15,000
                                               __________  ________  ________
Net Increase (Decrease) in Cash                   (10,822)   24,951    3,241

Cash at Beginning of Period                        14,063         -        -
                                               __________  ________  ________
Cash at End of Period                          $    3,241  $ 24,951  $ 3,241
                                               __________  ________  ________

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                    $        -  $      -  $     -
   Income taxes                                $        -  $      -  $     -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period ended June 30, 2001:
     None.

  For the period ended June 30, 2000:
     None

The accompanying notes are an integral part of these unaudited condensed financial statements.

                      TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization-Two Moons Kachinas, Corp. (the Company) was organized under the laws of the State of Nevada on May 19, 2000. The Company has elected a December 31st year end. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to sell Hopi Kachina Dolls. The Company has, at the present time, not paid any dividends and any dividends that December be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements   The accompanying financial statements have
been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 are not necessarily indicative of the operating results for the full year.

Property and Equipment   Property and equipment are stated at cost.
Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterment's that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in operations.

Depreciation   Depreciation of equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to ten years. Leasehold improvements are amortized over the lease period or the estimated useful life of the improvements, whichever is less.

Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". [See Note 7]

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Website costs   Costs incurred to develop the Company's website will be
expensed as incurred. Costs to maintain and improve the site will also be expensed as incurred.

Recently Enacted Accounting Standards   Statement of Financial Accounting
Standards (SFAS) No. 136, "Transfers of Assets to a not for profit organization or charitable trust that raises or holds contributions for others", SFAS No. 137, "Accounting for Derivative Instruments and Hedging
Activities   deferral of the effective date of FASB Statement No. 133 (an amendment of FASB Statement No. 133)", SFAS No. 138 "Accounting for Certain
Derivative Instruments and Certain Hedging Activities   and Amendment of
SFAS No. 133", SFAS No. 139, "Recission of SFAS No. 53 and Amendment to SFAS No. 63, 89 and 21", and SFAS No. 140, "Accounting to Transfer and Servicing of Financial Assets and Extinguishment of Liabilities", were recently issued. SFAS No. 136, 137, 138, 139 and 140 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation as of June 30, 2001:
                                                              June 30,
                                                                2001
                                                            _________
        Computer and office equipment                       $  10,171

               Less: accumulated depreciation                  (1,181)
                                                            _________
                                                            $   8,990
                                                            _________

Depreciation expense for the six months ended June 30, 2001 amounted to $1,008.

NOTE 3 - CAPITAL STOCK

Common Stock   During December 2000, in connection with its organization, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash at $25,000 (or $.05 per share).

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


NOTE 4 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2001, an operating loss carryforwards of approximately $4,400, which may be applied against future taxable income and which expires in various years through 2020.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the amount of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax asset is approximately $1,500 as of June 30, 2001, with an offsetting valuation allowance at June 30, 2001 of the same amount. The change in the valuation allowance for the six months ended June 30, 2001 is approximately $1,190.

NOTE 5 - RELATED PARTY TRANSACTIONS

Management Compensation   As of June 30, 2001, the Company has not paid any
compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 6   GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                      TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 7   LOSS PER COMMON SHARE

The following data shows the amounts used in computing loss per share:

                                                             From Inception
                                                                On May 19,
                              For the Three  For the Six      2000 Through
                               Months Ended  Months Ended       June 30,
                                 June 30,      June 30,     ________________
                                   2001         2001        2000        2001
                               __________     __________    ________________
Loss from continuing
operations available to
common shareholders
(numerator)                    $   (2,047)    $   (3,503)   $  (49) $(4,419)
                               __________     __________    ______  _______
Weighted average number of
common shares outstanding used
in loss per share for the period
(denominator)                     500,000        500,000   500,000  500,000
                               __________     __________   _______  _______

Dilutive earnings (loss) per common share was not presented as the Company had no common stock equivalent shares per all periods presented that would affect the computation of diluted loss per share.

NOTE 8   SUBSEQUENT EVENTS

Public Stock Offering   Subsequent to June 30, 2001, the Company made a
public stock offering of 200,000 shares of its previously authorized but unissued common stock. This offering was registered with the Securities and Exchange Commission on Form SB-2. An offering price of $1.00 per share was arbitrarily determined by the Company. The offering was managed by officers of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. Costs incurred in connection with the offering (estimated to be $15,000) will be deferred and offset against the proceeds of the offering.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since inception on May 19, 2000, or during the quarterly period ended June 30, 2001.

         The Company's plan of operation for the next 12 months is to begin sales of Kachina dolls, both through our own web site and through internet auction sites. We have reserved the domain name twomoonskachinas.com and are currently developing our web site.

        The Company is currently offering 200,000 shares of its common stock at $1.00 through an SB-2 Registration Statement that became effective on August 10, 2001. The Company has received commitments to purchase $50,000 of stock in the offering, but has not yet received any subscriptions.

         If the Company does not receive at least $60,000, it will have to find another source of funding before it can begin material operations. The Company has not yet identified any other source of funding and it can not assure that it will have any success in this regard.

        We have purchased two kachinas, which we will photograph and display on our web site. If we are able to raise the maximum proceeds under our offering, we plan to purchase approximately 20 to 25 kachinas for display on our site.

Results of Operations.
----------------------

          During the quarterly period ended June 30, 2001, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $(2,047).

Liquidity.
----------

          At June 30, 2001, the Company had $3,241 in current assets, with total current liabilities of $1,650. Total stockholder's equity was $20,581.

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.
------------------------------------------

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.
--------------------------------------------------------------

          None; not applicable.

Item 5.   Other Information.
----------------------------

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     Two Moons Kachinas, Corp.



Date: 9-11-01                        By /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        President and Director


Date: 9/10/01                        By /s/ R. Kip Paul
     --------------                     -------------------------------------
                                        R. Kip Paul
                                        Secretary, Treasurer and Director