Form 10QSB
period 2001-09-30
TWO MOONS KACHINAS CORP
filed 2001-11-08
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2001

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

                          September 30, 2001

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

                        SEPTEMBER 30, 2001

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheet,
             September 30, 2001                                       2


        Unaudited Condensed Statements of Operations,
             for the three and nine months ended September
             30, 2001 and for the periods from inception
             on May 19, 2000 through September 30, 2000 and 2001      3


        Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2001 and
             for the periods from inception on May 19, 2000
             through September 30, 2000 and 2001                      4


        Notes to Unaudited Condensed Financial Statements        5 -  8

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEET

                              ASSETS

                                                  September 30,
                                                      2001
                                                   ___________
CURRENT ASSETS:
  Cash                                                  $  756
                                                   ___________
        Total Current Assets                               756
                                                   ___________

PROPERTY AND EQUIPMENT, net                              8,477

OTHER ASSETS:
  Website Development, net                                 486
                                                   ___________
                                                   $     9,719
                                                   ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                 $       530
  Accounts payable-related party                         1,460
                                                   ___________
        Total Current Liabilities                        1,990
                                                   ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   500,000 shares issued and
   outstanding                                             500
  Capital in excess of par value                        24,500
  Deficit accumulated during the
    development stage                                  (17,271)
                                                   ___________
        Total Stockholders' Equity                       7,729
                                                   ___________
                                                   $     9,719
                                                   ===========

The accompanying notes are an integral part of this unaudited condensed financial statement.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]


           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                              From Inception
                                                                 On May 19,
                                 For the Three   For the Nine  2000 Through
                                 Months Ended    Months Ended  September 30,
                                 September 30,   September 30,_______________
                               2001      2000        2001     2000       2001
                             ________ ________   ____________ _______ _______
REVENUE                      $      - $      -   $         - $      - $     -

OPERATING EXPENSES:
  General and Administrative   12,864    1,150        16,446    1,204  17,822
                             -------- --------   -----------  ------- -------
LOSS FROM OPERATIONS          (12,864)  (1,150)      (16,446)  (1,204)(17,822)
                             -------- --------   -----------  ------- -------
OTHER INCOME:
  Interest                         19      295            91      300     551
                             -------- --------   -----------  ------- -------
        Total Other Income         19      295            91      300     551
                             -------- --------   -----------  ------- -------
LOSS BEFORE INCOME TAXES      (12,845)    (885)     (16,355)     (904)(17,271)

CURRENT TAX EXPENSE                 -        -            -         -       -

DEFERRED TAX EXPENSE                -        -            -         -       -
                             -------- --------   ----------  -------- -------
NET LOSS                     $(12,845)$   (885)  $  (16,355) $   (904)(17,271)
                             ======== ========   ==========  ======== =======

LOSS PER COMMON SHARE        $   (.03)$   (.00)  $     (.03) $   (.00)$  (.03)
                             ======== ========   ==========  ======== =======

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH
                                                             From Inception
                                                                 On May 19,
                                                For the Nine   2000 Through
                                                Months Ended   September 30,
                                                September 30,  ____________
                                               2001      2000      2001
                                             ______________________________
Cash Flows Provided by Operating Activities:
 Net loss                                     $   (16,354) $   (904) $(17,271)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization                     1,541         -     1,715
  Changes in assets and liabilities:
   (Increase) decrease in interest receivable          23       (70)        -
   (Increase) in accounts payable                     530         -       530
   Increase in accounts payable-related party       1,460         -     1,460
                                               __________  ________  ________
     Net Cash Provided (Used) by Operating
       Activities                                 (12,800)     (974)  (13,566)
                                               __________  ________  ________
Cash Flows Provided by Investing Activities:
  Purchase of property and equipment                    -         -   (10,171)
  Purchase of website                                (507)        -      (507)
                                               __________  ________  ________
     Net Cash Provided (Used) by
       Investing Activities                          (507)        -   (10,678)
                                               __________  ________  ________
Cash Flows Provided by Financing Activities:
  Proceeds from issuance of common stock                -    25,000    25,000
                                               __________  ________  ________
     Net Cash Provided by Financing Activities          -    25,000    25,000
                                               __________  ________  ________
Net Increase (Decrease) in Cash                   (13,307)   24,026       756

Cash at Beginning of Period                        14,063         -         -
                                               __________  ________  ________
Cash at End of Period                          $      756  $ 24,026  $    756
                                               ==========  ========  ========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                    $        -  $      -  $     -
   Income taxes                                $        -  $      -  $     -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period ended September 30, 2001:
     None.

  For the period ended September 30, 2000:
     None

The accompanying notes are an integral part of these unaudited condensed financial statements.

                      TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization - Two Moons Kachinas, Corp. (the Company) was organized under the laws of the State of Nevada on May 19, 2000. The Company has elected a December 31st year end. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to sell Hopi Kachina Dolls. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

       Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2001 and for the periods then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 are not necessarily indicative of the operating results for the full year.

       Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterment's that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization are removed from the accounts and any resulting gain or loss is included in operations.

       Depreciation - Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the assets ranging from three to ten years.

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

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

       Website costs - Costs incurred to develop the Company's website will be capitalized and amortized over two years. Costs to maintain and improve the site will be expensed as incurred.

       Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing
of Financial Assets and Extinguishments of Liabilities   a replacement of FASB
Statement No. 125", SFAS No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", and SFAS No. 143, "Accounting for Asset Retirement Obligations", were recently issued. SFAS No. 140, 141,
142, and 143 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY AND EQUIPMENT

       The following is a summary of property and equipment at cost, less accumulated depreciation as of September 30, 2001:
                                                           September 30,
                                                               2001
                                                             _________
        Computer and office equipment                        $  10,171

        Less: accumulated depreciation                          (1,694)
                                                             _________
                                                             $   8,477
                                                             _________

       Depreciation expense for the nine months ended September 30, 2001 amounted to $1,521.

NOTE 3 - OTHER ASSETS

       The following is a summary of other assets at cost, less accumulated amortization as of September 30, 2001:
                                                             September 30,
                                                                 2001
                                                               _________
          Website development                                  $     507

          Less: accumulated amortization                             (20)
                                                               _________
                                                               $     487
                                                               _________

       Amortization expense for the nine months ended September 30, 2001 amounted to $20.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

  Common Stock - During May 2000, in connection with its organization, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $25,000 (or $.05 per share).

  Proposed Public Stock Offering - The Company is proposing to make a public stock offering of 200,000 shares of its previously authorized but unissued common stock. This offering will be registered with the Securities and Exchange Commission on Form SB-2. An offering price of $1.00 per share has been arbitrarily determined by the Company. The offering will be managed by officers of the Company, who will receive no sales commissions or other compensation in connection with the offering, except for reimbursement of expenses actually incurred on behalf of the Company in connection with the offering. Costs incurred in connection with the offering (estimated to be $15,000) will be deferred and offset against the proceeds of the offering.

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2001, an operating loss carryforwards of approximately $17,200, which may be applied against future taxable income and which expires in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $5,800 as of September 30, 2001, with an offsetting valuation allowance at September 30, 2001 of the same amount. The change in the valuation allowance for the nine months ended September 30, 2001 is approximately $5,490.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of September 30, 2001, the Company has not paid any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

  Accounts Payable - An officer of the Company has paid expenses on behalf of the Company. As of September 30, 2001, these expenses amounted to $1,460.

NOTE 7 - GOING CONCERN

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company was only recently formed and has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER COMMON SHARE

  The following data shows the amounts used in computing loss per share:

                                                      From Inception
                          For the Three                 On May 19,
                           Months Ended   For the Nine 2000 Through
                          September 30,   Months Ended  September 30,
                        ________________  September 30,________________
                          2001      2000     2001      2000      2001
                        ________________ _____________ ________________
  Loss from continuing
  operations available to
  common shareholders
  (numerator)           $(12,845) $(885) $    (16,354) $  (904)$(17,270)
                        ________  _____  ____________  _______ ________
     Weighted average
     number of common
     shares outstanding
     used in loss per
     share for the period
     (denominator)      500,000  500,000      500,000  500,000  500,000
                        _______  _______      _______  _______  _______

  Dilutive earnings (loss) per common share was not presented as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

         The Company has not engaged in any material operations since inception on May 19, 2000, or during the quarterly period ended September 30, 2001.

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

Results of Operations.
----------------------

          During the quarterly period ended September 30, 2001, the Company had no business operations. During this period, the Company received total revenues of $0 and had a net loss of $(12,845).

Liquidity.
----------

          At September 30, 2001, the Company had $756 in current assets, with total current liabilities of $1,990. Total stockholder's equity was $7,729.

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



Date: 11/8/01                        By /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        President and Director


Date: 11/8/01                        By /s/ R. Kip Paul
     --------------                     -------------------------------------
                                        R. Kip Paul
                                        Secretary, Treasurer and Director