Form 10KSB
period 2001-12-31
TWO MOONS KACHINAS CORP
filed 2002-03-28
CIK 1140098

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 333-60906


                       TWO MOONS KACHINAS CORP.
                       ------------------------
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

                               N/A
  (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act: None Name of Each Exchange on Which Registered: None
Securities Registered under Section 12(g) of the Exchange Act: None

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2001 - $0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 25, 2002 - $79,800. There are presently approximately 79,800 shares of common voting stock of the Registrant that are beneficially owned by non-affiliated persons. There is no present public market for the common stock of the Registrant; this valuation is based upon the offering price of the Registrant's common stock in its recent public offering pursuant to Form SB-2 that was filed with the Securities and Exchange Commission on May 14, 2001, and which became effective on August 10, 2001. See Part III, Item 1.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

                              Not Applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                              March 25, 2002

                                  579,800

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X   No
                                                 -      -

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Two Moons Kachinas Corp. (the "Company" or "Two Moons") was formed on May 19, 2000, and has only recently begun intended operations. We were organized for the purpose of marketing and selling Kachina dolls in the $6,000 to $8,000 price range. A Kachina doll is a carved wooden doll that resembles a Kachina or benevolent spirit recognized by the Hopi Indians of the American Southwest.

          In December, 2001, 500,000 shares of its common stock were issued to its two founders, directors and executive officers, 25,000 shares to each, in consideration of the aggregate sum of $25,000, $12,500 from each.

          On May 14, 2001, we filed an SB-2 Registration Statement with the Securities and Exchange Commission to offer and sell 200,000 shares of our common stock at an offering price of $1.00 per share. This Registration Statement became effective on August 10, 2001, and we closed the offering after the sale of 79,800 shares on or about November 8, 2001.

Business.
---------

          Two Moons plans to market Hopi Kachina Dolls. Each Kachina doll represents a different Kachina, or benevolent spirit, who lives among the Hopi for a six month period each year, generally from February to July. The Kachina tradition is a religious practice that is unique only to the Pueblo tribes of Arizona and New Mexico, which include the Hopi.

          The Pueblo Indians believe that there are more than 350 Kachinas, or ancestral spirits, who act as intermediaries between God and man. These spirits may be animals, plants or earth. Well-known Kachinas include Mongwu, the Great Horned Owl Kachina; Kwahu, the Eagle Kachina; Hon, the Bear Kachina; Patung, the Squash Kachina and Koyemsi, the Mudhead Kachina. Each tribe has its own variations.

          During religious ceremonies, male members of the tribe wear masks and costumes representing a particular Kachina. During the ceremony the tribes believe that the Kachina actually inhabits the participant's body. The dolls were initially created by Hopi men and given to children of the tribal villages during the ceremonial performances.

          Kachina dolls are carved of dried cottonwood roots to represent the men who dance in costume as Kachina spirits. Because it draws moisture and life from the earth, the carvers believe that the cottonwood root has a spiritual quality. The carvers take only roots that are found broken from the tree; never from live trees.

          Originally, Kachina dolls were carved with flint knives and sanded and finished with pieces of sandstone. The dolls were then painted with mineral paint and adorned with feathers, shells, fur or leather. Most dolls were carved from several pieces of wood, with the head and limbs being glued to the torso.

          In recent years, the style of carving has evolved. Today's dolls feature intricate detail and are made with wood burning instruments, Dremel tools and other modern tools. A Dremel tool is an electric carving tool that has a spinning tip onto which bits of different shapes and sizes can be added for different effects. Since the federal government banned the use of endangered species, feathers are now carved into the doll. Carvers make their dolls out of one piece of cottonwood and often spend several months on a single doll. It has been the experience of our President, David C. Merrell, that as collectors have begun to realize the beauty of these creations, demand and prices have increased.

          The Kachina dolls that Two Moons plans to market are unique works of collectable art. We plan to specialize in the higher end of the market, with prices generally ranging from $6,000 to $8,000.

Principal Products or Services and their Markets.
-------------------------------------------------

          Two Moons plans to market Hopi Kachina Dolls. There are over 350 varieties of Kachinas and the Company will specialize in dolls in the $6,000 to $8,000 price range. All Kachina dolls will be signed by the artist, and will include the name of the Kachina and the village where the artist is from. We have not conducted any studies of the size of the market for Kachina dolls. However, based on the experience of our President, Mr. Merrell, we believe that there is a large enough market for Kachinas in both the U.S. and Europe for us to make regular sales.


Distribution Methods of our Products or Services.
-------------------------------------------------

          Two Moons will market and distribute the Kachinas in two ways; first, through its web site with multiple pictures and descriptions of each piece, and second, by placing a few pieces at a time on an Internet auction site such as E-bay or on consignment in retail speciality stores. We expect that about 75% of sales will come from our web site, with the remaining 25% coming from Internet auctions and consignment sales. Our two officers will use computers at their home offices to monitor the corporate web site.

          In December, 2001, the Company acquired its first inventory that can be viewed on its new web site, www.twomoonskachinas.com, and entered into consignment relationships with Crosby Collections in Park City, Utah, and Payne Anthony's in Trolley Square in Salt Lake City, Utah. Planned operations in early 2002 include the Spring 2002 San Francisco American Indian Arts Show to be held on March 23 and 24, 2002, and we are actively researching the availability of similar events to showcase our products.

Competition.
------------

          Our management believes that there is substantial competition for the sale of Kachina dolls, but that most of the competition is for Kachinas that sell for under $300. In Mr. Merrell's 10 years of experience as a Kachina collector, he has found that most Kachinas are sold in the Southwest in trading post stores to tourists. There are also many Internet web sites and Internet auctions that offer Kachinas. Mr. Merrell believes that the higher priced Kachinas that we will offer are primarily sold in art galleries. We do not expect our competitive position within our industry to be significant, either now or in the foreseeable future.

Sources and Availability of Raw Materials.
------------------------------------------

          Two Moons plans to acquire Kachinas through the help of Indian traders who have dealt with Hopi carvers for many years. Our officers have contacts that will allow us to purchase Kachinas at below wholesale prices. There are many Hopi Kachina carvers, but only a limited number who produce the quality of Kachina that the Company plans to market. However, we believe that our ability to purchase inventory will be limited more by lack of funding than by the limited number of carvers. See the Risk Factor "Lack of funding would limit our ability to buy inventory."

          We do not currently have any binding contracts for the supply of Kachinas.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          We have obtained the domain name "twomoonskachinas.com."

Dependence On One or a Few Major Customers.
-------------------------------------------

          We have not undertaken any studies of the size of the market for Kachinas. However, we believe that there is a large enough market, both in the U.S. and Europe, that we will not have one or a few major customers. We expect our customers to be numerous, coming mainly from the Internet and from around the world. We plan to sell and ship our products both domestically and internationally.

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          There are no laws pertaining the purchase or sale of Kachina Dolls.

Effects of Existing or Probable Governmental Regulations.
---------------------------------------------------------

          It is federal crime for any person to offer, display for sell, or sell any item in a way that falsely suggests that it is produced by Native Americans. For a corporation, the first knowing violation may result in a fine of up to $1,000,000, and for second violations, the fine may be as much as $5,000,000. Federal law also permits the U. S. Attorney General and Native American tribes to bring a civil action against any person who misrepresents an item as being produced by a Native American. The court may award injunctive relief, and the greater of: (i) treble damages; or (ii) $1000 for each day on which the offer, display for sale, or sale continues. The court may also award punitive damages and attorney's fees and costs of the lawsuit. We will use our best efforts to make sure that we buy only Native American goods. However, any violation of these statutes may significantly hurt our operations. Other than any potential violation of these statutes, we do not believe that existing governmental regulations will have any significant effect on our business, other than the usual requirements for a business license and payment of applicable taxes. Management is not aware of any government restrictions on the export of cottonwood products.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          Management does not believe that compliance with environmental laws will require any of its resources.

Research and Development Expenses.
----------------------------------

          There are no research and development requirements, other than developing a market on the Internet.

Number of Employees.
--------------------

          Management of Two Moons plan to work part time. If and when needed, one full time employee will be hired. Initially, we believe that Messrs. Merrell and Paul will spend about 15 hours per week and five hours per week, respectively, on our operations.

Item 2.  Description of Property.
         ------------------------

          Two Moons does not currently own any property. Its executive office is the home of David C. Merrell, its President, and is provided rent free. We plan to use a third-party web hosting service to house and maintain our web site.

Item 3.  Legal Proceedings.
         ------------------

          Two Moons is not a party to any pending legal proceeding.
To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of Two Moons or owner of record or beneficially of more than five percent of our common stock is a party adverse to Two Moons or has a material interest adverse to us in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          None; not applicable.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          There has never been any "public market" for shares of common stock of Two Moons. We have submitted for quotations of our common stock on the OTC Bulletin Board of the National Association of Securities Dealers, Inc. (the "NASD"); however, we can provide no assurance that we will meet the requirements of the NASD or that any market for our common stock will develop or be maintained.

          If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by our current stockholders may have a substantial negative impact on any such public market. Both David C. Merrell and R. Kip Paul would be able to sell up to 5,798 of their 250,000 "unregistered" and "restricted" shares in any three month period, beginning as early as May, 2001.

          Two Moons will have to file quarterly and annual reports with the Commission in order to have its securities quoted on the OTC Bulletin Board. These reports must contain financial statements, with year-end financial statements being audited. Management expects that the legal and accounting fees required to prepare and file its periodic reports will total approximately $10,000 per year.

          There are no outstanding options, warrants or calls to purchase any of our authorized shares.

          Future sales of the 500,000 "unregistered" and "restricted" shares of common stock owned by Messrs. Merrell and Paul may decrease the value of our common stock in any public market that may develop for the common stock. See "Security Ownership of Certain Beneficial Owners and Management."

Recent Sales of Unregistered Securities.
----------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that Two Moons has sold since inception, and which were not registered under the Securities Act of 1933 Act, as amended (the "Securities Act"):

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares*    Consideration
-------------            --------       ------     -------------

David C. Merrell         5-19-00        250,000     $12,500
                                        Common

R. Kip Paul              5-19-00        250,000     $12,500
                                        Common

          Management believes that Messrs. Merrell and Paul are "accredited investors" as that term is defined under applicable federal and state securities laws, rules and regulations, because they are directors and executive officers of Two Moons. Management also believes that the offer and sale of these shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act pursuant to
Section 4(2) thereof, Rule 506 of Regulation D promulgated thereunder by the Securities and Exchange Commission and from similar states' securities laws, rules and regulations covering the offer and sale of securities by available state exemptions from such registration.

Holders.
--------

          The number of record holders as of March 25, 2002, is 32, with 579,800 shares outstanding.

Dividends.
----------

          Two Moons has not declared any cash dividends with respect to its common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          Our plan of operation for the next 12 months is to begin sales of Kachina dolls, both through our own web site and through Internet auction sites and consignment to specialty stores.

          At the time of its public offering, management estimated that we will needed minimum cash resources of about $60,000 to begin material operations. We determined that amount based on the following expected expenses:

               Costs of offering - $15,000;

               Web design - $1,000;

               Web maintenance - $1,500

               Kachinas - $30,000;

               Travel - $5,000;

               Working Capital - $7,500.

          Net proceeds of our public offering exceeded this amount by approximately $10,000. We have not yet identified any other source of funding, and we can not assure you that we will have any success in this regard if additional resources are needed.

          From our public offering proceeds, we hired a web site designer to design our retail web site, which became operational in December, 2001. We then purchased approximately 22 collector-quality Kachinas from jobbers, who purchased Kachinas directly from the carvers, at below wholesale prices of $1,200 to $1,800. In some cases, we will purchase Kachinas directly from carvers in the $1,000 to $2,000 price range.

          We have placed photographs of the Kachinas on our web site and, if sales are slow after one month, we will put one or two Kachinas up for auction, with a minimum bid price, on an Internet auction site. We also have contractual arrangements with two retail specialty stores, will attend the Spring 2002 San Francisco American Indian Arts Show to be held on March 23 and 24, 2002, and are actively researching the availability of similar events to showcase our products.

          As we sell Kachinas, we plan to use the proceeds to buy additional Kachinas for resale. Our President provides us with rent-free office space, and our management has verbally agreed not to accept any compensation until we are operating profitably. Because of our low overhead, we believe that we can finance our initial needs for at least 12 months from the minimum gross proceeds of $60,000 that we realized from our public offering. Our officers have contacts through which they can purchase Kachinas at below wholesale prices. We plan to keep our expenses low and to keep our inventory rolling over.

          Our officers are well-informed about Kachinas and plan to stay up-to-date on current trends through reading industry publications, visiting trade shows and communicating with personal contacts.

Results of Operations.
----------------------

          Revenues for the calendar years ending December 31, 2001 and 2000 were $0 and $0, respectively. We had no material operations, except the research and development activities related to the development of our web site.

          We realized a net loss of ($10,467), with a loss of ($.02) per share during the calendar year ended December 31, 2001, and a net loss of $(916), with a loss of $(0.02) per share for the year ending December 31, 2000.

Liquidity.
----------

          As of December 31, 2001, we had $22,441 in cash, with $2,341 in current liabilities.

          During the calendar year ended December 31, 2001, we had net expenses from operations of $10,692, while receiving no revenues. We received no revenues, and had total expenses from operations of $1,376 during the calendar year ended December 31, 2000.

         An officer/shareholder of the Company has directly paid expenses totaling $1,648 on behalf of the Company. At December 31, 2001, the Company owed the shareholder $1,648. No interest is being accrued on the advances.

Effects of September 11.
------------------------

         The events of September 11 did not and are not expected to have any material effect on the past, present or intended business operations of the Company.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
            December 31, 2001, and December 31, 2000

          Independent Auditors Report

          Balance Sheet - December 31, 2001

          Statements of Operations for the year ended
            December 31, 2001 and for the periods from inception on May 19, 2000 through December
            31, 2000 and 2001

          Statements of Stockholders' Equity, from inception on May 19, 2000 through December 31, 2001

          Statements of Cash Flows, for the year ended
            December 31, 2001 and for the periods from inception on May 19, 2000 through December 31, 2000 and 2001

          Notes to Financial Statements

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                         DECEMBER 31, 2001

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                             CONTENTS

                                                               PAGE

        Independent Auditors' Report                                  1

        Balance Sheet, December 31, 2001                              2

        Statements of Operations, for the year ended
          December 31, 2001 and for the periods from
          inception on May 19, 2000 through December 31,
          2000 and 2001                                               3

        Statement of Stockholders' Equity, from
          inception on May 19, 2000 through December 31,
          2001                                                        4

        Statements of Cash Flows, for the year ended
          December 31, 2001 and for the periods from
          inception on May 19, 2000 through December 31,
          2000 and 2001                                               5

        Notes to Financial Statements                             6 - 9

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
TWO MOONS KACHINAS, CORP.
Salt Lake City, Utah

We have audited the accompanying balance sheet of Two Moons Kachinas, Corp. [a development stage company] at December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year ended December 31, 2001 and for the periods from inception on May 19, 2000 through December 31, 2000 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Two Moons Kachinas, Corp. [a development stage company] as of December 31, 2001 and the results of its operations and its cash flows for the year ended December 31, 2001 and for the periods from inception on May 19, 2000 through December 31, 2000 and 2001 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that Two Moons Kachinas, Corp. will continue as a going concern. As discussed in Note 7 to the financial statements, Two Moons Kachinas, Corp. was only recently formed and has not yet been successful in establishing profitable operations, raising substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.




PRITCHETT, SILER & HARDY, P.C.

January 22, 2002
Salt Lake City, Utah

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                         BALANCE SHEET

                            ASSETS

                                                   December 31,
                                                      2001
                                                   ___________
CURRENT ASSETS:
  Cash                                             $    22,441
  Interest receivable                                       43
  Inventory                                             54,000
                                                   ___________
        Total Current Assets                            76,484
                                                   ___________

PROPERTY AND EQUIPMENT, net                              7,964

OTHER ASSETS:
  Web site Development, net                                445
                                                   ___________
                                                   $    84,893
                                                   ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                 $       693
  Advances from shareholder                              1,648
                                                   ___________
        Total Current Liabilities                        2,341
                                                   ___________

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   579,800 shares issued and
   outstanding                                             580
  Capital in excess of par value                        93,355
  Deficit accumulated during the
    development stage                                  (11,383)
                                                   ___________
        Total Stockholders' Equity                      82,552
                                                   ___________
                                                   $    84,893
                                                   ===========

The accompanying notes are an integral part of this financial statement.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS
                                                              From Inception
                                                                 On May 19,
                                                    For the   2000 Through
                                                  Year Ended   December 31,
                                                  December 31,_______________
                                                     2001     2000       2001
                                                 ____________ _______ _______
REVENUE                                          $         - $      - $     -

OPERATING EXPENSES:
  General and Administrative                          10,692    1,376  12,068
                                                 -----------  ------- -------
LOSS FROM OPERATIONS                                 (10,692)  (1,376)(12,068)
                                                 -----------  ------- -------
OTHER INCOME:
  Interest                                               225      460     685
                                                 -----------  ------- -------
        Total Other Income                               225      460     685
                                                 -----------  ------- -------
LOSS BEFORE INCOME TAXES                             (10,467)    (916)(11,383)

CURRENT TAX EXPENSE                                        -        -       -

DEFERRED TAX EXPENSE                                       -        -       -
                                                  ---------- -------- -------
NET LOSS                                          $  (10,467)$   (916)(11,383)
                                                  ========== ======== =======

LOSS PER COMMON SHARE                             $     (.02)$   (.00)$  (.02)
                                                  ========== ======== =======

The accompanying notes are an integral part of these financial statements.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY
           FROM THE DATE OF INCEPTION ON MAY 19, 2000
                   THROUGH DECEMBER 31, 2001
                                                                     Deficit
                                                                   Accumulated
                         Preferred Stock  Common Stock  Capital in  During the
                         ---------------  ------------  Excess of  Development
                         Shares   Amount Shares Amount  Par Value     Stage
BALANCE, May 19, 2000          -   $   -        - $    -  $       - $       -

Issuance of 500,000 shares
of common stock for cash at
$.05 per share, May 2000       -       -  500,000    500     24,500         -

Net loss for the period
ended December 31, 2000        -       -        -      -          -      (916)

BALANCE, December 31,
2000                           -       -  500,000    500     24,500      (916)

Issuance of 79,800 shares
of common stock for cash
at $1.00 per share, November
2000, net of offering costs
of $10,865                     -       -   79,800     80     68,855         -

Net loss for the year ended
December 31, 2001              -       -        -      -          -   (10,467)

BALANCE, December 31,
2001                           -       -  579,800 $  580   $ 93,355 $ (11,383)

The accompanying notes are an integral part of this financial statement.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]


                     STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH
                                                             From Inception
                                                                 On May 19,
                                                For the       2000 Through
                                              Year Ended       December 31,
                                              December 31,   ______________
                                                 2001        2000      2001
                                             ______________________________
Cash Flows Provided by Operating Activities:
 Net loss                                     $   (10,467) $   (916) $(11,383)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization                     2,122       173     2,295
  Changes in assets and liabilities:
   (Increase) decrease in interest receivable         (20)      (23)      (43)
   (Increase) in inventory                        (54,000)        -   (54,000)
   Increase in accounts payable                       693         -       693
                                               __________  ________  ________
     Net Cash Used by Operating
       Activities                                 (61,672)     (766)  (62,438)
                                               __________  ________  ________
Cash Flows Provided by Investing Activities:
  Purchase of property and equipment                    -   (10,171)  (10,171)
  Payments for web site development                  (533)        -      (533)
                                               __________  ________  ________
     Net Cash Provided (Used) by
       Investing Activities                          (533)  (10,171)  (10,704)
                                               __________  ________  ________
Cash Flows Provided by Financing Activities:
  Advances from shareholder                         1,648         -     1,648
  Proceeds from issuance of common stock           79,800    25,000   104,800
  Payments for stock offering costs               (10,865)        -   (10,865)
                                               __________  ________  ________
     Net Cash Provided by Financing Activities     70,583    25,000    95,583
                                               __________  ________  ________
Net Increase in Cash                                8,378    14,063    22,441

Cash at Beginning of Period                        14,063         -         -
                                               __________  ________  ________
Cash at End of Period                          $   22,441  $ 14,063  $ 22,441
                                               ==========  ========  ========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                    $        -  $      -  $     -
   Income taxes                                $        -  $      -  $     -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period from inception on May 19, 2000 through December 31, 2001:
     None

The accompanying notes are an integral part of these financial statements.

                      TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization - Two Moons, Corp. (the Company) was organized under the laws of the State of Nevada on May 19, 2000. The Company has elected a December 31st year end. The Company has not commenced planned principal operations and is considered a development stage company as defined in SFAS No. 7. The Company is planning to sell Hopi Kachina Dolls. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

       Inventory - Inventory is carried at the lower of cost or market using the first in, first out method. At December 31, 2001, inventory consists of twenty-five Kachina dolls valued at $54,000.

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

       Web site Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a web site are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of December 31, 2001 the Company has capitalized a total of $533 of web site costs. The Company did not incur any planning costs and did not record any research and development costs for the year ended December 31, 2001.

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

       Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for
Asset Retirement Obligations", and SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", were recently issued. SFAS No. 141, 142, 143 and 144 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

       The following is a summary of property and equipment at cost, less accumulated depreciation as of December 31, 2001:
                                                            December 31,
                                                               2001
                                                             _________
        Computer and office equipment                        $  10,171

        Less: accumulated depreciation                          (2,207)
                                                             _________
                                                             $   7,964
                                                             _________

       Depreciation expense for the year ended December 31, 2001 and for the period ended December 31, 2000 amounted to $2,034 and $173, respectively.

NOTE 3 - OTHER ASSETS

       The following is a summary of other assets at cost, less accumulated amortization as of December 31, 2001:
                                                              December 31,
                                                                 2001
                                                               _________
          Web site development                                 $     533

          Less: accumulated amortization                             (88)
                                                               _________
                                                               $     445
                                                               _________
NOTE 4 - CAPITAL STOCK

  Common Stock - During December 2000, in connection with its organization, the Company issued 500,000 shares of its previously authorized, but unissued common stock. The shares were issued for cash of $25,000 (or $.05 per share).

  Public Stock Offering - During November 2001, the Company completed a public stock offering of 79,800 shares of common stock for cash of $79,800 (or $1.00 per share). Stock offering costs of $10,865 were netted against the proceeds as a reduction to capital in excess of par value. This offering was registered with the Securities and Exchange Commission on Form SB-2.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS


NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2001, an operating loss carryforwards of approximately $11,400, which may be applied against future taxable income and which expires in various years through 2021.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforward the Company has established a valuation allowance equal to the tax effect of the loss carryforward and, therefore, no deferred tax asset has been recognized for the loss carryforward. The net deferred tax asset is approximately $3,900 as of December 31, 2001, with an offsetting valuation allowance at December 31, 2001 of the same amount. The change in the valuation allowance for the year ended December 31, 2001 is approximately $3,600.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - As of December 31, 2001, the Company has not paid any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

  Advances from a shareholder - An officer/shareholder of the Company has directly paid expenses totaling $1,648 on behalf of the Company. At December 31, 2001, the Company owed the shareholder $1,648. No interest is being accrued on the advances.

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

                   NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER COMMON SHARE

  The following data shows the amounts used in computing loss per share:

                             For the       From Inception On May 19,
                            Year Ended   2000 Through December 31,
                            December 31, ____________________________
                               2001           2000        2001
                        ________________ _____________ ______________
  Loss from continuing
  operations available to
  common shareholders
  (numerator)                $ (10,467)  $    (916)      $   (11,383)
                        ______________   _____________ ______________
     Weighted average
     number of common
     shares outstanding
     used in loss per
     share for the period
     (denominator)             512,511      500,000          507,727
                        ______________   _____________ _____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          There has been no change in our independent accounting firm since our inception.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers.
---------------------------------------------------

     The following table sets forth the names of all of our current directors and executive officers. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignations or terminations.

                                            Date of       Date of
                       Positions          Election or   Termination
Name                     Held             Designation   or Resignation
----                     ----             -----------   --------------

David C. Merrell          President          5/00          *
                          Director           5/00          *

R. Kip Paul               Secretary/         5/00          *
                          Treasurer          5/00          *
                          Director           5/00          *

          * These persons presently serve in the capacities indicated.

Term of Office.
---------------

          The terms of office of the current directors shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.
--------------------

          David C. Merrell, Director and President.   Mr. Merrell is 42 years
of age. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981. He has been a Kachina collector for over 10 years.

          R. Kip Paul, Director and Secretary/Treasurer. Mr. Paul is 43 years old. Since 1982, he has been a commercial real estate broker with Colliers Commerce in Salt Lake City. Mr. Paul is involved in real estate investment, partnerships and private leasing.

Family Relationships.
---------------------

     There are no family relationships between any of our directors or executive officers.

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of Two Moons:

          (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

          (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

          (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

          (4) was found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Item 10. Executive Compensation.
         -----------------------

          Two Moons has not paid its directors or officers any compensation since its inception. We do not have any employment agreements with our officers. If we are able to establish profitable operations, we expect to pay each of them $1,000 per month in compensation. The compensation may be deferred and convertible to stock at the officers' option. We have not created any arrangement in this regard; however, we will disclose the terms of any such arrangement in future periodic report filings with the Securities and Exchange Commission.

Termination of Employment and Change of Control Arrangements.
-------------------------------------------------------------

          We have no special arrangements involving any change of control of our company or termination of any director or executive officer.

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          We are not required to comply with Section 16(a) of the Exchange
Act.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Report:

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

David C. Merrell              250,000                      43.1%
9005 Cobble Canyon Lane
Sandy, Utah 84093

R. Kip Paul                   250,000                      43.1%
175 East 400 South, #700
Salt Lake City, Utah 84111

Daniel L. Ross                 40,000                       6.9%
                              -------                      -----
          TOTALS              540,000                      93.1%


Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of our directors and executive officers as of the date of this Report. Each of these persons has sole investment and sole voting power over his shares.


                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

David C. Merrell               250,000                    43.1%
9005 Cobble Canyon Lane
Sandy, Utah 84093

R. Kip Paul                    250,000                    43.1%
175 East 400 South, #700
Salt Lake City, Utah 84111
                               -------                    -----
All directors and executive
officers as a group
(2 persons)                    500,000                    86.2%


Changes in Control.
-------------------

          To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Certain Business Relationships.
-------------------------------

          During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Indebtedness of Management.
---------------------------

          During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Parents of the Issuer.
----------------------

          Except and to the extent that Messrs. Merrell and Paul may be deemed to be parents of the Company by virtue of their substantial stock ownership, we have no parents.

Transactions with Promoters.
----------------------------

          During the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K

         None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on SB-2, as           Parts I, II and III
amended.**

          (ii)

Exhibit
Number               Description
------               -----------

          None.

          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

                                SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                       TWO MOONS KACHINAS CORP.



Date: 3/27/02                          By/s/David C. Merrell
      -------------                      -------------------------------------
                                         David C. Merrell
                                         President and Director



Date: 3/28/02                          By/s/R. Kip Paul
      -------------                      -------------------------------------
                                         R. Kip Paul,
                                         Secretary/Treasurer and
                                         Director