Form 10QSB
period 2002-03-31
TWO MOONS KACHINAS CORP
filed 2002-05-20
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2002

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

                            March 31, 2002

                               579,800
                               -------
PART I - FINANCIAL INFORMATION

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

                          MARCH 31, 2002

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheet,
             March 31, 2002                                           2


        Unaudited Condensed Statements of Operations,
             for the three months ended March 31,2002 and
             2001 and for the period from inception
             on May 19, 2000 through March 31, 2002                   3

        Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2002 and 2001 and
             for the period from inception on May 19, 2000
             through March 31, 2002                                   4

        Notes to Unaudited Condensed Financial Statements        5 -  8

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                    March 31,    December 31,
                                                      2002           2001
                                                   -----------   ------------
CURRENT ASSETS:
  Cash                                             $    18,068   $     22,441
  Interest receivable                                       21             43
  Inventory                                             54,500         54,000
  Prepaid expenses                                         170              -
                                                   -----------   ------------
        Total Current Assets                            72,759         76,484

PROPERTY AND EQUIPMENT, net                              7,462          7,964

OTHER ASSETS:
  Website Development, net                                 379            445
                                                   -----------   ------------
                                                   $    80,600   $     84,893
                                                   ===========   ============


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                 $     3,985   $        693
  Accounts payable-related party                         3,769          1,648
                                                   -----------   ------------
        Total Current Liabilities                        7,754          2,341
                                                   -----------   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   579,800 shares issued and
   outstanding                                             580            580
  Capital in excess of par value                        93,355         93,355
  Deficit accumulated during the
    development stage                                  (21,089)       (11,383)
                                                   -----------   ------------
        Total Stockholders' Equity                      72,846         82,552
                                                   -----------   ------------
                                                   $    80,600   $     84,893
                                                   ===========   ============

The accompanying notes are an integral part of this unaudited condensed financial statement.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]


           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                              From Inception
                                                                 On May 19,
                                               For the Three    2000 Through
                                               Months Ended      March 31,
                                                 March 31,    ---------------
                                              2002       2001      2002
REVENUE                                      $      -   $      -    $       -
                                             --------   --------    ---------
OPERATING EXPENSES:
  Selling                                         250          -          250
  General and Administrative                    9,523      1,002       21,591
                                             --------   --------    ---------
       Total Operating Expenses                 9,773      1,002       21,841
                                             --------   --------    ---------
LOSS FROM OPERATIONS                           (9,773)    (1,002)     (21,841)
                                             --------   --------    ---------
OTHER INCOME:
  Interest                                         67         53          752
                                             --------   --------    ---------
        Total Other Income                         67         53          752
                                             --------   --------    ---------
LOSS BEFORE INCOME TAXES                       (9,706)      (949)     (21,089)

CURRENT TAX EXPENSE                                 -          -            -

DEFERRED TAX EXPENSE                                -          -            -
                                             --------   --------    ---------
NET LOSS                                     $ (9,706)  $   (949)   $ (21,089)
                                             ========   ========    =========

LOSS PER COMMON SHARE                        $   (.02)  $   (.00)   $    (.04)
                                             ========   ========    =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH
                                                               From Inception
                                                                 On May 19,
                                                For the Three  2000 Through
                                                Months Ended     March 31,
                                                  March 31,     ____________

                                               2002      2001      2002
                                             ______________________________
Cash Flows Provided by Operating Activities:
 Net loss                                     $    (9,706) $   (949) $(21,089)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization                       568       502     2,863
  Changes in assets and liabilities:
   (Increase) decrease in interest receivable          22         6       (21)
   (Increase) in inventory                           (500)        -   (54,500)
   (Increase) in prepaid expenses                    (170)        -      (170)
   Increase in accounts payable                     3,292         -     3,985
                                               __________  ________  ________
     Net Cash Provided (Used) by Operating
       Activities                                  (6,494)     (441)  (68,932)
                                               __________  ________  ________
Cash Flows Provided by Investing Activities:
  Purchase of property and equipment                    -         -   (10,171)
  Payments for website development                      -         -      (533)
                                               __________  ________  ________
     Net Cash (Used) by  Investing Activities           -         -   (10,704)
                                               __________  ________  ________
Cash Flows Provided by Financing Activities:
  Advances from shareholder                         2,121         -     3,769
  Proceeds from issuance of common stock                -         -   104,800
  Payments for stock offering costs                     -         -   (10,865)
                                               __________  ________  ________
     Net Cash Provided by Financing Activities      2,121         -    97,704
                                               __________  ________  ________
Net Increase (Decrease) in Cash                    (4,373)     (441)   18,068

Cash at Beginning of Period                        22,441    14,063         -
                                               __________  ________  ________
Cash at End of Period                          $   18,068  $ 13,622  $ 18,068
                                               ==========  ========  ========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                    $        -  $      -  $     -
   Income taxes                                $        -  $      -  $     -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period ended March 31, 2002 and 2001:
     None.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                      TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Organization - Two Moons Kachinas, Corp. (the Company) was organized under the laws of the State of Nevada on May 19, 2000. The Company has not commenced planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is planning to sell Hopi Kachina Dolls. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

       Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2002 and for the periods then ended have been made.

       Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

       Inventory - Inventory is carried at the lower of cost or market using the first in, first out method. At March 31, 2002, inventory consists of twenty five Kachina dolls and one relic valued at $54,500.

       Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized, upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years.

       Website costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planing stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. The Company did not incur any planning costs and did not record any research and development costs for the three months ended March 31, 2002 and 2001.

       Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received.

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

       Accounting Estimates - The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimated.

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

NOTE 2 - PROPERTY AND EQUIPMENT

       The following is a summary of property and equipment at cost, less accumulated depreciation as of:
                                           March 31,        December 31,
                                             2002               2001
                                        -------------       ------------
        Computer and office equipment   $      10,717       $     10,171

        Less: accumulated depreciation         (2,709)            (2,207)
                                        -------------       ------------
                                        $       7,462       $      7,964
                                        =============       ============

       Depreciation expense for the three months ended March 31, 2002 and 2001 amounted to $502 and $502, respectively.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

          NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS



NOTE 3 - OTHER ASSETS

       The following is a summary of other assets at cost, less accumulated amortization as of:
                                               March 31,       December 31,
                                                2002              2001
                                               ---------       ---------
          Website development                  $     533       $     533

          Less: accumulated amortization            (154)            (88)
                                               ---------       ---------
                                               $     379       $     445
                                               ---------       ---------

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2002, an operating loss carryforwards of approximately
$21,100, which may be applied against future taxable income and which expires in various years through 2022.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $3,200 as of March 31, 2002 with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the three months ended March 31, 2002 is approximately $700.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - As of March 31, 2002, the Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Advances from a shareholder - An officer/shareholder of the Company has directly paid expenses totaling $3,769 on behalf of the Company. At March 31, 2002, the Company owed the shareholder $3,769. No interest is being accrued on the advances.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was recently formed and has not yet been successful in
establishing profitable operations.   These factors raise substantial doubt
about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                      From Inception
                                       For the Three    On May 19,
                                       Months Ended    2000 Through
                                         March 31,       March 31,
                                      2002      2001       2002

  Loss from continuing
  operations available to
  common shareholders
  (numerator)                      $   (9,706) $    (949) $ (21,069)
                                   ----------  ---------  ---------
     Weighted average
     number of common
     shares outstanding
     used in loss per
     share for the period
     (denominator)                    579,800    500,000    517,252
                                   ----------  ---------  ---------

  Dilutive earnings (loss) per common share was not presented as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          Our plan of operation for the next 12 months is to sell Kachina dolls, both through our own web site and through Internet auction sites and consignment to specialty stores.

          At the time of its public offering, management estimated that we would needed minimum cash resources of about $60,000 to begin material operations. We determined that amount based on the following expected expenses:

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

          From our public offering proceeds, we hired a web site designer to design our retail web site, which became operational in December, 2001. We then purchased approximately 25 collector-quality Kachinas from jobbers, who purchased Kachinas directly from the carvers, at below wholesale prices of $1,200 to $1,800. In some cases, we will purchase Kachinas directly from carvers in the $1,000 to $2,000 price range.

          We have placed photographs of the Kachinas on our web site and, if sales are slow after one month, we will put one or two Kachinas up for auction, with a minimum bid price, on an Internet auction site. We also have contractual arrangements with two retail specialty stores, attended the Spring 2002 San Francisco American Indian Arts Show that was held on March 23 and 24, 2002, and are actively researching the availability of similar events to showcase our products. In order to diversify our product offerings, we also purchased a Zuni fetish, or carving, made of antler.

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

Results of Operations.
----------------------

          During the quarterly period ended March 31, 2002 and 2001, the Company had no business operations. During these periods, the Company received total revenues of $0 and had a net loss of $(9,706) and $(989), respectively.

Liquidity.
----------

          At March 31, 2002, the Company had $72,759 in current assets, with total current liabilities of $7,754. Total stockholder's equity was $72,846.

Forward-Looking Statement.
--------------------------

     Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of the Company, including, without limitation, (i) our ability to gain a larger share of the kachina doll industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers, our ability to raise capital, and the growth of the Native American arts and crafts industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

     Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond the Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in the Company's reports on file with the SEC: general economic or industry conditions, nationally and/or in the communities in which the Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the Native American arts and crafts industry, the development of products and that may be superior to the products and services offered by the Company, demand for kachina dolls, competition, changes in the quality or composition of the Company's products, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting the Company's operations, products, services and prices.

     Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. The Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

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



Date: 5-20-02                        By  /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        President and Director


Date: 5/20/02                        By  /s/ R. Kip Paul
     --------------                     -------------------------------------
                                        R. Kip Paul
                                        Secretary, Treasurer and Director