Form 10QSB
period 2002-06-30
TWO MOONS KACHINAS CORP
filed 2002-08-14
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2002

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

                             June 30, 2002

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

                              JUNE 30, 2002

                        TWO MOON KACHINAS, CORP.
                       [A Development Stage Company]


                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
             June 30, 2002 and December 31, 2001                      2


        Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30, 2002
             and 2001 and for the period from inception on
             May 19, 2000 through June 30, 2002                       3


        Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2002 and 2001
             and for the period from inception on May 19, 2000
             through June 30, 2002                                    4


           Notes to Unaudited Condensed Financial Statements      5 - 8

                             TWO MOON KACHINAS, CORP.
                         [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                 ASSETS

                                       June 30,          December 31,
                                         2002               2001
                                     ___________        ___________



CURRENT ASSETS:

  Cash                               $     7,566        $  22,441

  Interest receivable                          7               43

  Inventory                               72,500           54,000

  Prepaid expenses                           119               -

        Total Current Assets              80,192           76,484

PROPERTY AND EQUIPMENT, net                6,955            7,964

OTHER ASSETS:

  Website development, net                   313              445

                                     $    87,460        $  84,893

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $     2,464        $     693

  Advances from shareholder               19,706            1,648

        Total Current Liabilities         22,170            2,341

STOCKHOLDERS' EQUITY:

  Common stock, $.001 par value,
   50,000,000 shares authorized,
   579,800 shares issued and
   outstanding                               580              580

  Capital in excess of par value          93,355           93,355

  Deficit accumulated during the
    development stage                    (28,645)         (11,383)

        Total Stockholders' Equity        65,290           82,552

                                     $    87,460         $ 84,893


The accompanying notes are an integral part of these unaudited condensed financial statements.


                           TWO MOON KACHINAS, CORP.
                        [A Development Stage Company]

                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                 For the Three   For the Six   From Inception
                                  Months Ended   Months Ended    On May 19,
                                  June 30,         June 30,      2000 Through
                                                                   June 30,
                              2002        2001     2002       2001  2002


REVENUE                  $      -  $       -   $     -   $    -    $      -

OPERATING EXPENSES:

  Selling                    4,498         -      4,748       -        4,748
  General and
   administrative            3,091      2,066    12,614    3,575      24,682

     Total Operating
      Expenses               7,589      2,066    17,362    3,575      29,430

LOSS FROM OPERATIONS        (7,589)    (2,066)  (17,362)  (3,575)    (29,430)

OTHER INCOME:

  Interest                      33         19      100        72         785

    Total Other Income          33         19      100        72         785

LOSS BEFORE INCOME TAXES    (7,556)    (2,047)  (17,262)  (3,503)    (28,645)

CURRENT TAX EXPENSE             -          -         -        -           -

DEFERRED TAX EXPENSE            -          -         -        -           -

NET LOSS                 $  (7,556) $  (2,047) $(17,262) $(3,503)   $(28,645)

LOSS PER COMMON SHARE    $    (.01) $    (.00) $   (.03) $  (.00)   $   (.05)


The accompanying notes are an integral part of these unaudited condensed financial statements.


                         TWO MOON KACHINAS, CORP.
                      [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                        NET INCREASE (DECREASE) IN CASH


                                         For the Six           From Inception
                                         Months Ended             On May 19,
                                           June 30,              2000 Through
                                                                   June 30,
                                       2002       2001              2002


Cash Flows From Operating Activities:

 Net loss                             $  (17,262) $   (3,503)    $ (28,645)

 Adjustments to reconcile net loss
  to net cash used by
  operating activities:

  Depreciation and amortization            1,141       1,008         3,436

  Changes in assets and liabilities:

    (Increase) decrease in
     interest receivable                      36          23            (7)

    (Increase) in inventory              (18,500)         -        (72,500)

    (Increase) in prepaid expenses          (119)         -           (119)

    Increase in accounts payable           1,771       1,650         2,464

     Net Cash (Used) by
      Operating Activities               (32,933)       (822)      (95,371)

Cash Flows From Investing Activities:

  Purchase of property and equipment          -           -        (10,171)

  Payments for website development            -           -           (533)

     Net Cash (Used) by
      Investing Activities                    -           -        (10,704)

Cash Flows From Financing Activities:
  Advances from shareholder               18,058          -         19,706

  Proceeds from issuance of
   common stock                               -           -        104,800

  Payments for stock offering costs           -      (10,000)      (10,865)

     Net Cash Provided by
      Financing Activities                18,058     (10,000)      113,641

Net Increase (Decrease) in Cash          (14,875)    (10,822)        7,566

Cash at Beginning of Period               22,441      14,063            -

Cash at End of Period                  $   7,566    $  3,241     $   7,566

Supplemental Disclosures of
  Cash Flow Information:

 Cash paid during the period for:

   Interest                            $      -     $     -      $      -

   Income taxes                        $      -     $     -      $      -

Supplemental Schedule of Non-cash

 Investing and Financing Activities:

  For the six months ended
    June 30, 2002 and 2001:
     None.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     TWO MOON KACHINAS, CORP.
                   [A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Two Moons Kachinas, Corp. ("the Company") was organized under the laws of the State of Nevada on May 19, 2000. The Company has not generated any revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is planning to sell Hopi Kachina Dolls and related artwork. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Inventory - Inventory is carried at the lower of cost or market using the first in, first out method. At June 30, 2002, inventory consists of twenty four Kachina dolls and related artwork valued at $72,500.

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

Website Costs - The Company has adopted the provisions of Emerging Issues
Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of June 30, 2002 the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the six months ended June 30, 2002 and 2001.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", and SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", were recently issued. SFAS No. 141, 142, 143, 144 and 145 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation as of:
                                                June 30,    December 31,
                                                  2002        2001
          Computer and office equipment   $        10,171  $    10,171

          Less: accumulated depreciation           (3,216)      (2,207)
                                          $         6,955  $     7,964

  Depreciation expense for the six months ended June 30, 2002 and 2001 amounted to $1,009 and $1,008, respectively.


                      TWO MOON KACHINAS, CORP.
                   [A Development Stage Company]

                   NOTES TO UNAUDITED CONDENSED
                      FINANCIAL STATEMENTS

NOTE 3 - OTHER ASSETS

The following is a summary of other assets at cost, less accumulated amortization as of:
                                                June 30,          December 31,
                                                  2002                2001

          Website development             $          533        $    533

          Less: accumulated amortization            (220)            (88)

                                          $          313        $    445

  Amortization expense for the six months ended June 30, 2002 and 2001 amounted to $132 and $0, respectively.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2002, operating loss carryforwards of approximately $28,600, which may be applied against future taxable income and which expires in various years through 2022.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,500 and $3,900 as of June 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the six months ended June 30, 2002 is approximately $2,600.

                     TWO MOON KACHINAS, CORP.
                   [A Development Stage Company]

                   NOTES TO UNAUDITED CONDENSED
                      FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - As of June 30, 2002, the Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At June 30, 2002, the Company owed the shareholder $19,706. No interest is being accrued on the advances.

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

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                                 For the Three   For the Six   From Inception
                                Months Ended     Months Ended      On May 19,
                                  June 30,         June 30,      2000 Through
                                                                   June 30,
                           2002       2001     2002        2001      2002
Loss from
 continuing operations
 available to common
 shareholders
 (numerator)             $  (7,556) $  (2,047) $ (17,262) $ (3,503) $ (28,645)

Weighted average
 number of
 common shares
 outstanding
 used in loss per
 share for the
 period (denominator)      579,800    500,000    579,800   500,000    524,625


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

          At the time of its public offering, management estimated that we would need minimum cash resources of about $60,000 to begin material operations. We determined that amount based on the following expected expenses:

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

          From our public offering proceeds, we hired a web site designer to design our retail web site, which became operational in December, 2001. We then purchased approximately 25 collector-quality Kachinas from jobbers, who purchased Kachinas directly from the carvers, at below wholesale prices of $1,200 to $1,800. In some cases, we will purchase Kachinas directly from carvers in the $1,000 to $2,000 price range. Currently we have 24 Kachinas in inventory.

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

          We have also placed Kachinas in a jewelry store located in the Trolley Square shopping mall in Salt Lake City, Utah. As potential buyers express interest in the dolls, the proprietor of the store will contact the Company and we will negotiate with him for a commission on any sales that are made.

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

          Our officers are well-informed about Kachinas and plan to stay up-to-date on current trends through reading industry publications, visiting trade shows and communicating with personal contacts. Our next trade show is the trade show scheduled for early 2003, in Marin, California.

Results of Operations.
----------------------

          During the quarterly period ended June 30, 2002 and 2001, the Company received no revenues. During these periods, the Company had a net loss of $(7,556) and $(2,407), respectively.

          During the six months ended June 30, 2002 and 2001, the Company received total revenues of $0 and had a net loss of $(17,262) and $(3,503), respectively.

Liquidity.
----------

          At June 30, 2002, the Company had $80,192 in current assets, with total current liabilities of $22,170. Total stockholder's equity was $65,290.

          We had cash on hand of only $7,566 at June 30, 2002. On August 6, 2002, which is subsequent to the period covered by this Report, we sold an Owl Kachina for $3,300. We expect that current cash on hand will be sufficient for us to maintain operations for at least one year even if we do not make any additional sales during that period. After that, we will be required to raise additional capital through the sale of securities or through loans from directors and officers.

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



Date: 8-13-02                        By  /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        President and Director


Date: 8/13/02                        By  /s/ R. Kip Paul
     --------------                     -------------------------------------
                                        R. Kip Paul
                                        Secretary, Treasurer and Director

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly report of Two Moons Kachinas, Corp. (the "Company") on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, David C. Merrell, President, and R. Kip Paul, Treasurer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of our knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/ David C. Merrell
--------------------
President
08/13/02

/s/R. Kip Paul
--------------
Treasurer
08/13/02