Form 10QSB
period 2002-09-30
TWO MOONS KACHINAS CORP
filed 2002-11-12
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2002

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

                         September 30, 2002

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

                             SEPTEMBER 30, 2002

                        TWO MOON KACHINAS, CORP.
                       [A Development Stage Company]


                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
             September 30, 2002 and December 31, 2001                 2


        Unaudited Condensed Statements of Operations,
             for the three and nine months ended September
             30, 2002 and 2001 and for the period from
             inception on May 19, 2000 through September 30, 2002     3

        Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2002 and 2001
             and for the period from inception on May 19, 2000
             through September 30, 2002                               4

           Notes to Unaudited Condensed Financial Statements      5 - 9

                             TWO MOON KACHINAS, CORP.
                         [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                 ASSETS

                                     September 30,          December 31,
                                         2002               2001
                                     ___________        ___________
CURRENT ASSETS:
  Cash                               $     9,348        $  22,441
  Interest receivable                          9               43
  Inventory                               70,500           54,000
  Prepaid expenses                            67               -
                                     -----------        ---------
        Total Current Assets              79,924           76,484

PROPERTY AND EQUIPMENT, net                6,443            7,964

OTHER ASSETS:
  Website development, net                   245              445
                                     -----------        ---------
                                     $    86,612        $  84,893
                                     ===========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $     2,853        $     693
  Advances from shareholder               19,746            1,648
                                     -----------        ---------
        Total Current Liabilities         22,599            2,341
                                     -----------        ---------
STOCKHOLDERS' EQUITY:

  Common stock, $.001 par value,
   50,000,000 shares authorized,
   579,800 shares issued and
   outstanding                               580              580
  Capital in excess of par value          93,355           93,355
  Deficit accumulated during the
    development stage                    (29,922)         (11,383)
                                     -----------        ---------
        Total Stockholders' Equity        64,013           82,552
                                     -----------        ---------
                                     $    86,612        $  84,893
                                     ===========        =========

Note: The Balance Sheet as of December 31, 2001 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                           TWO MOON KACHINAS, CORP.
                        [A Development Stage Company]

                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                 For the Three   For the Nine   From Inception
                                  Months Ended   Months Ended    On May 19,
                                 September 30,   September 30,   2000 Through
                                                                 September 30,
                              2002        2001     2002       2001  2002
REVENUE                  $   3,300 $       -   $  3,300  $    -    $   3,300

COST OF GOODS SOLD           2,000         -      2,000       -        2,000
                         --------- ---------   --------  ------    ---------
GROSS PROFIT                 1,300         -      1,300       -        1,300

OPERATING EXPENSES:
  Selling                        -         -      4,748       -        4,748
  General and
   administrative            2,603     2,689     15,217   6,264       27,285
                         --------- ---------   --------  ------    ---------
     Total Operating
      Expenses               2,603     2,689     19,965   6,264       32,033
                         --------- ---------   --------  ------    ---------
LOSS FROM OPERATIONS        (1,303)   (2,689)   (18,665) (6,264)     (30,733)

OTHER INCOME:

  Interest                      26        19        126      91          811
                         --------- ---------   --------  ------    ---------
    Total Other Income          26        19        126      91          811
                         --------- ---------   --------  ------    ---------
LOSS BEFORE INCOME TAXES    (1,277)   (2,670)   (18,539) (6,173)     (29,922)

CURRENT TAX EXPENSE              -         -          -       -            -

DEFERRED TAX EXPENSE             -         -          -       -            -
                         --------- ---------   --------  ------    ---------
NET LOSS                 $  (1,277)$  (2,670)  $(18,539)$(6,173)   $ (29,922)
                         ========= =========   ========  ======    =========
LOSS PER COMMON SHARE    $    (.00)$    (.01)  $   (.03) $ (.01)   $    (.06)
                         ========= =========   ========  ======    =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                         TWO MOON KACHINAS, CORP.
                      [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                        NET INCREASE (DECREASE) IN CASH


                                         For the Nine           From Inception
                                         Months Ended             On May 19,
                                         September 30,           2000 Through
                                                                 September 30,
                                       2002       2001              2002
Cash Flows From Operating Activities:

 Net loss                             $  (18,539) $   (6,173)    $ (29,922)
 Adjustments to reconcile net loss
  to net cash used by
  operating activities:
  Depreciation and amortization            1,721       1,542         4,016
  Changes in assets and liabilities:
    (Increase) decrease in
     interest receivable                      34          23            (9)
    (Increase) in inventory              (16,500)          -       (70,500)
    (Increase) in prepaid expenses           (67)          -           (67)
    Increase in accounts payable           2,160         530         2,853
                                      ----------  ----------     ---------
     Net Cash (Used) by
      Operating Activities               (31,191)     (4,078)      (93,629)
                                      ----------  ----------     ---------
Cash Flows From Investing Activities:

  Purchase of property and equipment           -           -       (10,171)
  Payments for website development             -        (507)         (533)
                                      ----------  ----------     ---------
     Net Cash (Used) by
      Investing Activities                     -        (507)      (10,704)
                                      ----------  ----------     ---------
Cash Flows From Financing Activities:
  Advances from shareholder               18,098       1,460        19,746
  Proceeds from issuance of
   common stock                                -           -       104,800
  Payments for stock offering costs            -     (10,182)      (10,865)
                                      ----------  ----------     ---------
     Net Cash Provided by
      Financing Activities                18,098      (8,722)      113,681
                                      ----------  ----------     ---------
Net Increase (Decrease) in Cash          (13,093)    (13,307)        9,348

Cash at Beginning of Period               22,441      14,063             -
                                      ----------  ----------     ---------
Cash at End of Period                 $    9,348  $      756     $   9,348
                                      ==========  ==========     =========
Supplemental Disclosures of
  Cash Flow Information:

 Cash paid during the period for:
   Interest                           $        -  $        -     $       -
   Income taxes                       $        -  $        -     $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the nine months ended September 30, 2002 and 2001:
     None.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     TWO MOON KACHINAS, CORP.
                   [A Development Stage Company]

         NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Two Moons Kachinas, Corp. ("the Company") was organized under the laws of the State of Nevada on May 19, 2000. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company is planning to sell Hopi Kachina Dolls and related artwork. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2002 and 2001 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Inventory - Inventory is carried at the lower of cost or market using the first in, first out method. At September 30, 2002, inventory consists of twenty three Kachina dolls and related artwork valued at $70,500.

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

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of September 30, 2002 the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the nine months ended September 30, 2002 and 2001.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Revenue Recognition - The Company recognizes revenue upon delivery of the product. Revenue derived from sales through art dealers and galleries is recorded net of any commissions to the dealers or galleries.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", and SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146 and 147 have no current applicability to the Company or their effect on the financial statements would not have been significant.

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment at cost, less accumulated depreciation as of:
                                               September 30,    December 31,
                                                  2002              2001
                                               _____________    ___________
          Computer and office equipment        $      10,171    $    10,171

          Less: accumulated depreciation              (3,728)        (2,207)
                                               _____________    ___________
                                               $       6,443    $     7,964
                                               =============    ===========

Depreciation expense for the nine months ended September 30, 2002 and 2001 amounted to $1,521 and $1,521, respectively.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - OTHER ASSETS

The following is a summary of other assets at cost, less accumulated amortization as of:
                                               September 30,    December 31,
                                                  2002             2001
                                               _____________    ____________
          Website development                  $         533    $        533

          Less: accumulated amortization                (288)            (88)
                                               _____________    ____________
                                               $         245    $        445
                                               _____________    ____________

Amortization expense for the nine months ended September 30, 2002 and 2001 amounted to $200 and $21, respectively.

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

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2002, operating loss carryforwards of approximately $32,300, which may be applied against future taxable income and which expires in various years through 2022.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $5,700 and $3,900 as of September 30, 2002 and December 31, 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the nine months ended September 30, 2002 is approximately $1,800.

                      TWO MOON KACHINAS, CORP.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - As of September 30, 2002, the Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At September 30, 2002, the Company owed the shareholder $19,746. No interest is being accrued on the advances.

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

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:

                             For the Three       For the Nine  From Inception
                             Months Ended        Months Ended     On May 19,
                             September 30,       September 30,  2000 Through
                             _________________________________  September 30,
                             2002      2001      2002     2001      2002
                             ________________________________________________
Loss from
 continuing operations
 available to common
 shareholders
 (numerator)                 $(1,277) $(2,670)  $(18,539) $(6,173) $ (29,922)
                             =======  =======   ========  =======  =========
Weighted average
 number of
 common shares
 outstanding
 used in loss per
 share for the
 period (denominator)        579,800  500,000   579,800   500,000    530,500
                             =======  =======   =======   =======    ========

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

                      TWO MOON KACHINAS, CORP.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 9 - CONCENTRATION

Significant Customer - During the nine months ended September 30, 2002, the Company had one customer that accounted for all of the Company's revenues. The loss of this significant customer could adversely affect the Company's business and financial position.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          Our plan of operation for the next 12 months is to sell Kachina dolls, both through our own web site and through Internet auction sites and consignment to specialty stores.

          At the time of our public offering, management estimated that we would needed minimum cash resources of about $60,000 to begin material operations. We determined that amount based on the following expected expenses:

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

          From our public offering proceeds, we hired a web site designer to design our retail web site, which became operational in December, 2001. We then purchased approximately 25 collector-quality Kachinas from jobbers, who purchased Kachinas directly from the carvers, at below wholesale prices of $1,200 to $1,800. In some cases, we will purchase Kachinas directly from carvers in the $1,000 to $2,000 price range. Currently we have 23 Kachinas in our inventory.

          We have placed photographs of the Kachinas on our web site and, and we may use auctions, with a minimum bid price, on Internet auction sites. We also have contractual arrangements with two retail specialty stores, attended the Spring 2002 San Francisco American Indian Arts Show that was held on March 23 and 24, 2002, and we are actively researching the availability of similar events to showcase our products. In order to diversify our product offerings, we also purchased a Zuni fetish, or carving, made of antlers.

          As we sell Kachinas, we plan to use the proceeds to buy additional Kachinas for resale. Our President provides us with rent-free office space, and our management has verbally agreed not to accept any compensation until we are operating profitably. Because of our low overhead, we believe that our cash on hand will be sufficient to continue operations for the next 12 months. Our officers have contacts through which they can purchase Kachinas at below wholesale prices. We plan to keep our expenses low and to keep our inventory rolling over.

          Our officers are well-informed about Kachinas and plan to stay up-to-date on current trends through reading industry publications, visiting
trade shows and communicating with personal contacts.   We feel that the
$9,348 that we have in cash on hand and the sales of Kachina dolls will provide us with sufficient working capital.

Results of Operations.
----------------------

          During the quarterly periods ended September 30, 2002 and 2001, we received total revenues of $3,300 and $0, respectively, and had a net losses of $(1,277) and $(2,670), respectively.

          During the nine months ended September 30, 2002 and 2001, we received total revenues of $3,300 and $0, respectively, and had a net losses of $(18,539) and $(6,173), respectively.

Liquidity.
----------

          At September 30, 2002, we had $79,924 in current assets, with total current liabilities of $22,599. Total stockholder's equity was $64,013.

Forward-Looking Statement.
--------------------------

          Statements made in this Form 10-QSB which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to gain a larger share of the kachina doll industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers, our ability to raise capital, and the growth of the Native American arts and crafts industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

          Forward-looking statements involve inherent risks and uncertainties, and important factors (many of which are beyond our Company's control) that could cause actual results to differ materially from those set forth in the forward-looking statements, including the following, in addition to those contained in our Company's reports on file with the Securities and Exchange Commission; general economic or industry conditions, nationally and/or in the communities in which our Company conducts business, changes in the interest rate environment, legislation or regulatory requirements, conditions of the securities markets, changes in the Native American arts and crafts industry, the development of products and that may be superior to the products and services offered by our Company, demand for Kachina dolls, competition, changes in the quality or composition of our Company's products, our ability to raise capital, changes in accounting principles, policies or guidelines, financial or political instability, acts of war or terrorism, other economic, competitive, governmental, regulatory and technical factors affecting our Company's operations, products, services and prices.

          Accordingly, results actually achieved may differ materially from expected results in these statements. Forward-looking statements speak only as of the date they are made. Our Company does not undertake, and specifically disclaims, any obligation to update any forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

          Two Moon's President and Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of November 7, 2002, and they concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

          There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 7, 2002.

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



Date: 11/7/02                        By  /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        President and Director


Date: 11/7/02                        By  /s/ R. Kip Paul
     --------------                     -------------------------------------
                                        R. Kip Paul
                                        Secretary, Treasurer and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David C. Merrell, President of Two Moons Kachinas Corp, certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Two Moons Kachinas Corp;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002            Signature:/s/David C. Merrell
                                     David C. Merrell
                                     President

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

  I, R. Kip Paul, Secretary/Treasurer of Two Moons Kachinas, Corp., certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of Two Moons Kachinas, Corp.;

     2. Based on my knowledge, this Quarterly Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Quarterly Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Quarterly Report;

     4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Quarterly Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. The Registrant's other certifying officer and I have indicated in this Quarterly Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 11, 2002            Signature:/s/R. Kip Paul
                                     R. Kip Paul
                                     Secretary/Treasurer