Form 10QSB/A
period 2002-09-30
TWO MOONS KACHINAS CORP
filed 2002-11-20
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB/A-1


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

                         September 30, 2002

                               579,800
                               -------

     This amended Quarterly Report on Form 10-QSB is filed for the sole purpose of filing the attached Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, which was inadvertently omitted from our prior filing.

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Two Moons Kachinas, Corp. (the "Company") on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), We, David C. Merrell, President and director and R. Kip Paul, Secretary, Treasurer and director of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



/s/David C. Merrell
President
director
11/7/02

/s/R. Kip Paul
Secretary
Treasurer
Director
11/7/02