Form 10KSB
period 2002-12-31
TWO MOONS KACHINAS CORP
filed 2003-03-26
CIK 1140098

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002

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
(State or Other Jurisdiction of                    (I.R.S. Employer)
 incorporation or organization)                   Identification No.)

                      9005 Cobble Canyon Lane
                        Sandy, Utah 84093
                        -----------------
             (Address of Principal Executive Offices)

            Issuer's Telephone Number:  (801) 942-0555

Securities Registered under Section 12(b) of the Exchange Act: None

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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Issuer's revenues for its most recent fiscal year: December 31, 2002 - $7,676.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 20, 2003 - $79,800. There are presently approximately 79,800 shares of common voting stock of the Registrant that are beneficially owned by non-affiliated persons. There is a limited public market for the common stock of the Registrant; this valuation is based upon the offering price of the Registrant's common stock in its recent public offering pursuant to Form SB-2 that was filed with the Securities and Exchange Commission on May 14, 2001, and which became effective on August 10, 2001. See Part III, Item 1.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes    No
                                                                  ---   ---

     Not applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

     March 20, 2003; 579,800 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X    No
                                                ---      ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Two Moons Kachinas Corp. (our "Company" or "Two Moons") was formed on May 19, 2000, and has only recently begun intended operations. We were organized for the purpose of marketing and selling Kachina dolls in the $6,000 to $8,000 price range. A Kachina doll is a carved wooden doll that resembles a Kachina or benevolent spirit recognized by the Hopi Indians of the American Southwest.

          In May, 2000, 500,000 shares of its common stock were issued to its two founders, directors and executive officers, 25,000 shares to each, in consideration of the aggregate sum of $25,000, $12,500 from each.

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

Principal Products or Services and their Markets.
-------------------------------------------------

          Two Moons plans to market Hopi Kachina Dolls. There are over 350 varieties of Kachinas and our Company will specialize in dolls in the $6,000 to $8,000 price range. All Kachina dolls will be signed by the artist, and will include the name of the Kachina and the village where the artist is from. We have not conducted any studies of the size of the market for Kachina dolls. However, based on the experience of our President, Mr. Merrell, we believe that there is a large enough market for Kachinas in both the U.S. and Europe for us to make regular sales.

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

          In December, 2001, our Company acquired its first inventory that can be viewed on its new web site, www.twomoonskachinas.com, and entered into consignment relationships with Crosby Collections in Park City, Utah, and Payne Anthony's in Trolley Square in Salt Lake City, Utah. We attended in early 2003 the Marin County American Indian Arts Show which was held on February 21-23, 2003, and we are actively researching the availability of similar events to showcase our products.

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

Sources and Availability of Raw Materials.
------------------------------------------

          Two Moons plans to acquire Kachinas through the help of Indian traders who have dealt with Hopi carvers for many years. Our officers have contacts that will allow us to purchase Kachinas at below wholesale prices. There are many Hopi Kachina carvers, but only a limited number who produce the quality of Kachina that our Company plans to market. However, we believe that our ability to purchase inventory will be limited more by lack of funding than by the limited number of carvers. See the Risk Factor "Lack of funding would limit our ability to buy inventory."

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

          Federal Legislation.
          --------------------

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

          Sarbanes-Oxley Act.
          -------------------

     On July 30, 2002, President Bush signed into law the Sarbanes-Oxley
Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act imposes a wide variety of new regulatory requirements on publicly-held companies and their insiders. Many of these requirements will affect us. For example:

         * Our chief executive officer and chief financial officer must now certify the accuracy of all of our periodic reports that contain financial statements;

         * Our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures; and

         * We may not make any loan to any director or executive officer and we may not materially modify any existing loans.

     The Sarbanes-Oxley Act has required us to review our current procedures and policies to determine whether they comply with the Sarbanes-Oxley Act and the new regulations promulgated thereunder. We will continue to monitor our compliance with all future regulations that are adopted under the Sarbanes-Oxley Act and will take whatever actions are necessary to ensure that we are in compliance.

          Penny Stock.
          ------------

     Our common stock is "penny stock" as defined in Rule 3a51-1 of the Securities and Exchange Commission. Penny stocks are stocks:

          *     with a price of less than five dollars per share;

          *     that are not traded on a "recognized" national exchange;

          * whose prices are not quoted on the NASDAQ automated quotation system; or

          * in issuers with net tangible assets less than $2,000,000, if the issuer has been in continuous operation for at least three years, or $5,000,000, if in continuous operation for less than three years, or with average revenues of less than $6,000,000 for the last three years.

     Section 15(g) of the Exchange Act and Rule 15g-2 of the Securities and Exchange Commission require broker/dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before making any transaction in a penny stock for the investor's account. You are urged to obtain and read this disclosure carefully before purchasing any of our shares.

     Rule 15g-9 of the Securities and Exchange Commission requires broker/dealers in penny stocks to approve the account of any investor for transactions in these stocks before selling any penny stock to that investor.
     This procedure requires the broker/dealer to:

          * get information about the investor's financial situation, investment experience and investment goals;

          * reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor can evaluate the risks of penny stock transactions;

          * provide the investor with a written statement setting forth the basis on which the broker/dealer made his or her determination; and

          * receive a signed and dated copy of the statement from the investor, confirming that it accurately reflects the investors' financial situation, investment experience and investment goals.

     Compliance with these requirements may make it harder for our stockholders to resell their shares.

          Reporting Obligations.
          ----------------------

     Section 14(a) of the Exchange Act requires all companies with securities registered pursuant to Section 12(g) of the Exchange Act to comply with the rules and regulations of the Securities and Exchange Commission regarding proxy solicitations, as outlined in Regulation 14A. Matters submitted to stockholders of our Company at a special or annual meeting thereof or pursuant to a written consent will require our Company to provide our stockholders with the information outlined in Schedules 14A or 14C of Regulation 14; preliminary copies of this information must be submitted to the Securities and Exchange Commission at least 10 days prior to the date that definitive copies of this information are forwarded to our stockholders.

     We are also required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB with the Securities Exchange Commission on a regular basis, and will be required to timely disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business; and bankruptcy) in a current report on Form 8-K.

          Small Business Issuer.
          ----------------------

     The integrated disclosure system for small business issuers adopted by the Securities and Exchange Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25,000,000; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25,000,000 or more. We are deemed to be a "small business issuer."

     The Securities and Exchange Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets.

Cost and Effect of Compliance with Environmental Laws.
------------------------------------------------------

          Management does not believe that compliance with environmental laws will require any of our resources.

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          Pink Sheets LLC provided the following quotations. They do not represent actual transactions and they do not reflect dealer markups, markdowns or commissions.


                             STOCK QUOTATIONS

                                            CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---

September 24, 2002
Through
September 30, 2002                    None                None

December 31, 2002                     0.05                0.05


     Since September 24, 2002, our common stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.
("NASD").  Our symbol is "TMOO."   No assurance can be given that any market
for our Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by our current stockholders may have a substantial negative impact on any such public market. Both David C. Merrell and R. Kip Paul would be able to sell up to 5,798 of their 250,000 "unregistered" and "restricted" shares in any three month period, beginning as early as May, 2001.

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

Recent Sales of Unregistered Securities.
----------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that Two Moons has sold since inception, and which were not registered under the Securities Act of 1933 Act, as amended (the "Securities Act"):

                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares*    Consideration
-------------            --------       ------     ------------

David C. Merrell         5-19-00        250,000     $12,500
                                        Common

R. Kip Paul              5-19-00        250,000     $12,500
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

Holders.
--------

          The number of record holders as of March 20, 2003, is 32, with 579,800 shares outstanding.

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

          At the time of our public offering, management estimated that we will needed minimum cash resources of about $60,000 to begin material operations. We determined that amount based on the following expected expenses:

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

          From our public offering proceeds, we hired a web site designer to design our retail web site, which became operational in December, 2001. We then purchased approximately 10 collector-quality Kachinas from jobbers, who purchased Kachinas directly from the carvers, at below wholesale prices of $1,200 to $1,800. In some cases, we will purchase Kachinas directly from carvers in the $1,000 to $2,000 price range.

          We have placed photographs of the Kachinas on our web site and, if sales are slow after one month, we will put one or two Kachinas up for auction, with a minimum bid price, on an Internet auction site. We also have arrangements with two retail specialty stores, we attended the Marin County American Indian Arts Show which was held on February 21-23, 2003, and are actively researching the availability of similar events to showcase our products.

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

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the year ended
            December 31, 2002

          Independent Auditors Report

          Balance Sheet - December 31, 2002

          Statements of Operations for the years ended
            December 31, 2002 and 2001 and for the period from inception on May 19, 2000 through December
            31, 2002

          Statement of Stockholders' Equity, from inception on May 19, 2000 through December 31, 2002

          Statements of Cash Flows, for the years ended
            December 31, 2002 and 2001 and for the period from inception on May 19, 2000 through December 31, 2002

          Notes to Financial Statements

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                         DECEMBER 31, 2002

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Independent Auditors' Report                                  1

        Balance Sheet, December 31, 2002                              2

        Statements of Operations, for the years ended
          December 31, 2002  and 2001 and for the period from
          inception on May 19, 2000 through December 31,
          2002                                                        3

        Statement of Stockholders' Equity, from
          inception on May 19, 2000 through December 31,
          2002                                                        4

        Statements of Cash Flows, for the years ended
          December 31, 2002 and 2001 and for the period from
          inception on May 19, 2000 through December 31,
          2002                                                        5

        Notes to Financial Statements                            6 - 10

                  INDEPENDENT AUDITORS' REPORT



Board of Directors
TWO MOONS KACHINAS, CORP.
Sandy, Utah

We have audited the accompanying balance sheet of Two Moons Kachinas, Corp. [a development stage company] at December 31, 2002 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on May 19, 2000 through December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Two Moons Kachinas, Corp. [a development stage company] as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 and for the period from inception on May 19, 2000 through December 31, 2002 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company was only recently formed and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/s/Pritchett, Siler & Hardy, P.C.
PRITCHETT, SILER & HARDY, P.C.

February 5, 2003
Salt Lake City, Utah

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                         BALANCE SHEET

                            ASSETS

                                                   December 31,
                                                      2002
                                                   ------------
CURRENT ASSETS:
  Cash                                             $    12,701
  Interest receivable                                        8
  Inventory                                             53,000
  Prepaid expense                                           17
                                                   -----------
        Total Current Assets                            65,726

PROPERTY AND EQUIPMENT, net                              5,930

OTHER ASSETS:
  Website development, net                                 178
                                                   -----------
                                                   $    71,834
                                                   ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                 $    10,237
  Advances from shareholder                              5,320
                                                   -----------
        Total Current Liabilities                       15,557
                                                   -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   579,800 shares issued and
   outstanding                                             580
  Capital in excess of par value                        93,355
  Deficit accumulated during the
    development stage                                  (37,658)
                                                   -----------
        Total Stockholders' Equity                      56,277
                                                   -----------
                                                   $    71,834
                                                   ===========

The accompanying notes are an integral part of this financial statement.

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS

                                                              From Inception
                                                For the          On May 19,
                                              Year Ended      2000 Through
                                              December 31,     December 31,
                                            _________________
                                             2002     2001          2002
                                            _________ _______ _______________
REVENUE                                     $   7,676 $     - $         7,676

COST OF GOODS SOLD                              4,500       -           4,500
                                            --------- ------- ---------------

GROSS PROFIT                                    3,176       -           3,176

OPERATING EXPENSES:
  Selling                                       5,144       -           5,144
  General and administrative                   24,457  10,692          36,525
                                            --------- ------- ---------------
      Total Operating Expenses                 29,601  10,692          41,669

LOSS FROM OPERATIONS                          (26,425)(10,692)        (38,493)
                                            --------- ------- ---------------
OTHER INCOME:
  Interest income                                 150     225             835
                                            --------- ------- ---------------
        Total Other Income                        150     225             835
                                            --------- ------- ---------------
LOSS BEFORE INCOME TAXES                      (26,275)(10,467)        (37,658)

CURRENT TAX EXPENSE                                 -       -               -

DEFERRED TAX EXPENSE                                -       -               -
                                            --------- ------- ---------------
NET LOSS                                    $(26,275)$(10,467)$       (37,658)
                                            ========= ======= ===============

LOSS PER COMMON SHARE                       $   (.05)$   (.02)$          (.07)
                                            ========= ======= ===============

The accompanying notes are an integral part of these financial statements.

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY
           FROM THE DATE OF INCEPTION ON MAY 19, 2000
                   THROUGH DECEMBER 31, 2002
                                                                     Deficit
                                                                   Accumulated
                         Preferred Stock  Common Stock  Capital in  During the
                         ---------------  ------------  Excess of  Development
                         Shares   Amount Shares Amount  Par Value     Stage
                         ------- ------- ------- ------ ----------- ---------
BALANCE, May 19, 2000          -   $   -        - $    -  $       - $       -

Issuance of 500,000 shares
of common stock for cash at
$.05 per share, May 2000       -       -  500,000    500     24,500         -

Net loss for the period
ended December 31, 2000        -       -        -      -          -      (916)
                        -------- ------- -------- ------ ---------- ---------
BALANCE, December 31,
2000                           -       -  500,000    500     24,500      (916)

Issuance of 79,800 shares
of common stock for cash
at $1.00 per share, net
of offering costs
of $10,865, November
2001                           -       -   79,800     80     68,855         -

Net loss for the year ended
December 31, 2001              -       -        -      -          -   (10,467)
                          ------  ------  ------- ------   -------- ---------
BALANCE, December 31,
2001                           -       -  579,800 $  580   $ 93,355 $ (11,383)

Net loss for the year ended
December 31, 2002              -       -        -      -          -   (26,275)
                          ------  ------  ------- ------   -------- ---------
BALANCE, December 31, 2002     -  $    -  579,800 $  580   $ 93,355 $ (37,658)
                          ======  ======  ======= ======   ======== =========

The accompanying notes are an integral part of this financial statement.

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]


                     STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH
                                                              From Inception
                                                For the          On May 19,
                                              Year Ended      2000 Through
                                              December 31,     December 31,
                                            _________________
                                             2002     2001          2002
                                            _________ _______ _______________
Cash Flows From Operating Activities:
 Net loss                                     $   (26,275) $(10,467) $(37,658)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization                     2,301     2,122     4,596
  Changes in assets and liabilities:
   (Increase) decrease in interest receivable          35       (20)       (8)
   (Increase) decrease in inventory                 1,000   (54,000)  (53,000)
   (Increase) in prepaid expense                      (17)        -       (17)
   Increase in accounts payable                     9,544       693    10,237
                                               ----------  --------  --------
     Net Cash Used by Operating
       Activities                                 (13,412)  (61,672)  (75,850)
                                               ----------  --------  --------
Cash Flows From Investing Activities:
  Purchase of property and equipment                    -         -   (10,171)
  Payments for website development                      -      (533)     (533)
                                               ----------  --------  --------
     Net Cash Used by
       Investing Activities                             -      (533)  (10,704)
                                               ----------  --------  --------
Cash Flows From Financing Activities:
  Advances from shareholder                         3,672     1,648     5,320
  Proceeds from issuance of common stock                -    79,800   104,800
  Payments for stock offering costs                     -   (10,865)  (10,865)
                                               ----------  --------  --------
     Net Cash Provided by Financing Activities      3,672    70,583    99,255
                                               ----------  --------  --------
Net Increase (Decrease) in Cash                    (9,740)    8,378    12,701

Cash at Beginning of Period                        22,441    14,063         -
                                               ----------  --------  --------
Cash at End of Period                          $   12,701  $ 22,441  $ 12,701
                                               ==========  ========  ========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                    $        -  $      -  $     -
   Income taxes                                $        -  $      -  $     -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 19, 2000 through December 31, 2002:
     None

The accompanying notes are an integral part of these financial statements.

                      TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Two Moons Kachinas, Corp. ("the Company") was organized under the laws of the State of Nevada on May 19, 2000. The Company sells Hopi Kachina Dolls and related artwork. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

Cash and Cash Equivalents - The Company considers all highly liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

Accounts and Loans Receivable - The Company records accounts and loans receivable at the lower of cost or fair value. The Company determines the lower of cost or fair value of nonmortgage loans on an individual asset basis. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past-due. The Company recognizes interest income on a loan receivable based on the stated interest rate over the term of the loan. The Company accumulates and defers fees and costs associated with establishing a receivable to be amortized over the estimated life of the related receivable. The Company estimates allowances for doubtful accounts and loan losses based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts and loans receivable only when payment is received. The Company first applies payments received on delinquent accounts and loans receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts and loans receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts and loans receivable to be past-due or delinquent based on contractual terms.

Inventory - Inventory is carried at the lower of cost or market using the first in, first out method. At December 31, 2002, inventory consists of nineteen Kachina dolls and related artwork valued at $53,000.

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

                      TWO MOONS KACHINAS, CORP.
                    [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of December 31, 2002 the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the years ended December 31, 2002 and 2001.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations", SFAS No. 142, "Goodwill and Other Intangible Assets", SFAS No. 143, "Accounting for Asset Retirement Obligations", SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections", SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", and SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an Amendment of FASB Statement No. 123", were recently issued. SFAS No. 141, 142, 143, 144, 145, 146, 147 and 148 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                      TWO MOONS KACHINAS, CORP.
                    [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation as of:
                                                                 December 31,
                                                                     2002
                                                                 ___________
          Computer and office equipment                          $    10,171

          Less: accumulated depreciation                              (4,241)
                                                                 ___________
                                                                 $     5,930
                                                                 ===========

Depreciation expense for the years ended December 31, 2002 and 2001 amounted to $2,034 and $2,034, respectively.

NOTE 3 - OTHER ASSETS

The following is a summary of other assets at cost, less accumulated amortization as of:
                                                                 December 31,
                                                                     2002
                                                                 ___________
          Website development                                    $       533

          Less: accumulated amortization                                (355)
                                                                 ___________
                                                                 $       178
                                                                 ===========

Amortization expense for the years ended December 31, 2002 and 2001 amounted to $267 and $88, respectively.

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

                      TWO MOONS KACHINAS, CORP.
                    [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2002, operating loss carryforwards of approximately $40,000, which may be applied against future taxable income and which expires in various years through 2022.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $6,000 and $3,900 as of December 31, 2002 and 2001, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance for the year ended December 31, 2002 is approximately $2,100.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At December 31, 2002, the Company owed the shareholder $5,320. The advances bear no interest and are due on demand.

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

                      TWO MOONS KACHINAS, CORP.
                    [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                                  For the       From Inception
                                                 Year Ended       on May 19,
                                                December 31,     2000 Through
                                             __________________  December 31,
                                             2002       2001         2002
                                             __________________  ____________
          Loss from continuing operations
          available to common shareholders
          (numerator)                        $(26,275) $(10,467) $    (37,658)
                                             --------  --------  ------------
          Weighted average number of
          common shares outstanding
          used in loss per share for the
          period (denominator)                579,800   512,511       535,244
                                             --------  --------  ------------

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - CONCENTRATIONS

Geographic Region - During the year ended December 31, 2002, all of the Company's sales and operations were located in and around Salt Lake City, Utah including all of the Company's inventory and property.

Significant Customers - During the year ended December 31, 2002, the Company had only two customers that accounted for all of the Company's revenues. The following table lists the percent of sales made to each customer that accounted for 10% or more of total sales during the year ended December 31, 2002:

          Customer A                 43%
          Customer B                 57%

The loss of these significant customers could adversely affect the Company's business and financial position.

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

                                            Date of       Date of
                       Positions          Election or   Termination
Name                     Held             Designation   or Resignation
----                     ----             -----------   --------------

David C. Merrell          President          5/00          *
                          Director           5/00          *

R. Kip Paul               Secretary/         5/00          1/03
                          Treasurer          5/00          1/03
                          Director           5/00          1/03

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

Business Experience.
--------------------

          David C. Merrell, Director and President.   Mr. Merrell is 44 years
of age. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981. He has been a Kachina collector for over 10 years.

          R. Kip Paul, Director and Secretary/Treasurer. Mr. Paul is 44 years old. Since 1982, he has been a commercial real estate broker with Colliers Commerce in Salt Lake City. Mr. Paul is involved in real estate investment, partnerships and private leasing.

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

Parents of the Issuer.
----------------------

          Except and to the extent that Messrs. Merrell and Paul may be deemed to be parents of our Company by virtue of their substantial stock ownership, we have no parents.

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

Item 14. Controls and Procedures.
---------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

          Two Moon's President and Secretary/Treasurer have evaluated the company's disclosure controls and procedures as of March 24, 2003, and they concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

          There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to March 24, 2003.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TWO MOONS KACHINAS CORP.



Date: 3/26/03                          By/s/David C. Merrell
      -------------                      -------------------------------------
                                         David C. Merrell
                                         President and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       TWO MOONS KACHINAS CORP.



Date: 3/26/03                          By/s/David C. Merrell
      -------------                      -------------------------------------
                                         David C. Merrell
                                         President and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David C. Merrell, President of Two Moons Kachinas Corp., Inc., (the "Registrant") certify that:

     1. I have reviewed this Annual Report on Form 10-KSB of the Registrant;

     2. Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

     3. Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this Annual Report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and I have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this Annual Report is being prepared;

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the "Evaluation Date"); and

     c) presented in this Annual Report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent function);

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

     6. I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  March 26, 2003               Signature: /s/David C. Merrell
                                     David C. Merrell
                                     President

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of Two Moons Kachinas, Corp. (the "Registrant") on Form 10-KSB for the period ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Annual Report"), I, David C. Merrell, President and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Annual Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Annual Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.



/s/David C. Merrell
President
director
3/26/03