Form 10QSB
period 2003-03-31
TWO MOONS KACHINAS CORP
filed 2003-05-13
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2003

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                         Commission File No. 333-60906


                            Two Moons Kachinas Corp.
                            ------------------------
       (Exact name of Small Business Issuer as specified in its Charter)


           NEVADA                                      87-0656515
           ------                                      ----------
(State or Other Jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                   Identification No.)

                          9005 Cobble Canyon Lane
                            Sandy, Utah 84093
                            -----------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 942-0555

             APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

                              Not applicable.

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes        No
    ---        ---

                   APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                           March 31, 2003

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

                          MARCH 31, 2003

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
             March 31, 2003 and December 31, 2002                2

        Unaudited Condensed Statements of Operations,
             for the three months ended March 31,2003 and
             2002 and for the period from inception
             on May 19, 2000 through March 31, 2003              3

        Unaudited Condensed Statements of Cash Flows,
             for the three months ended March 31, 2003 and
             2002 and for the period from inception on May
             19, 2000 through March 31, 2003                     4

        Notes to Unaudited Condensed Financial Statements    5 - 9

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                    March 31,    December 31,
                                                      2003           2002
                                                   -----------   ------------
CURRENT ASSETS:
  Cash                                             $     9,212   $     12,701
  Interest receivable                                        5              8
  Inventory                                             53,000         53,000
  Prepaid expenses                                         770             17
                                                   -----------   ------------
        Total Current Assets                            62,987         65,726

PROPERTY AND EQUIPMENT, net                              5,428          5,930

OTHER ASSETS:
  Website Development, net                                 113            178
                                                   -----------   ------------
                                                   $    68,528   $     71,834
                                                   ===========   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    15,355   $     10,237
  Accounts payable-related party                         5,348          5,320
                                                   -----------   ------------
        Total Current Liabilities                       20,703         15,557
                                                   -----------   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   579,800 shares issued and
   outstanding                                             580            580
  Capital in excess of par value                        93,355         93,355
  Deficit accumulated during the
    development stage                                  (46,110)       (37,658)
                                                   -----------   ------------
        Total Stockholders' Equity                      47,825         56,277
                                                   -----------   ------------
                                                   $    68,528   $     71,834
                                                   ===========   ============

Note: The balance sheet as of December 31, 2002 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of this unaudited condensed financial statement.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                              From Inception
                                                                 On May 19,
                                               For the Three    2000 Through
                                               Months Ended      March 31,
                                                 March 31,    ---------------
                                              2003       2002      2003
REVENUE                                      $      -   $      -    $   7,676

COST OF GOODS SOLD                                  -          -        4,500
                                             --------   --------    ---------
GROSS PROFIT                                        -          -        3,176

OPERATING EXPENSES:
  Selling                                           -        250        5,144
  General and Administrative                    8,472      9,523       44,997
                                             --------   --------    ---------
       Total Operating Expenses                 8,472      9,773       50,141
                                             --------   --------    ---------
LOSS FROM OPERATIONS                           (8,472)    (9,773)     (46,965)
                                             --------   --------    ---------
OTHER INCOME:
  Interest                                         20         67          855
                                             --------   --------    ---------
        Total Other Income                         20         67          855
                                             --------   --------    ---------
LOSS BEFORE INCOME TAXES                       (8,452)    (9,706)     (46,110)

CURRENT TAX EXPENSE                                 -          -            -

DEFERRED TAX EXPENSE                                -          -            -
                                             --------   --------    ---------
NET LOSS                                     $ (8,452)  $ (9,706)   $ (46,110)
                                             ========   ========    =========

LOSS PER COMMON SHARE                        $   (.01)  $   (.02)   $    (.09)
                                             ========   ========    =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH
                                                               From Inception
                                                                 On May 19,
                                                For the Three  2000 Through
                                                Months Ended     March 31,
                                                  March 31,     ____________
                                               2003      2002      2003
                                             ______________________________
Cash Flows from Operating Activities:
 Net loss                                     $    (8,452) $ (9,706) $(46,110)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization                       567       568     5,163
  Changes in assets and liabilities:
   (Increase) decrease in interest receivable           3        22        (5)
   (Increase) in inventory                              -      (500)  (53,000)
   (Increase) in prepaid expenses                    (753)     (170)     (770)
   Increase in accounts payable                     5,118     3,292    15,355
                                               __________  ________  ________
     Net Cash Used by Operating Activities         (3,517)   (6,494)  (79,367)
                                               __________  ________  ________
Cash Flows from Investing Activities:
  Purchase of property and equipment                    -         -   (10,171)
  Payments for website development                      -         -      (533)
                                               __________  ________  ________
     Net Cash Used by Investing Activities              -         -   (10,704)
                                               __________  ________  ________
Cash Flows from Financing Activities:
  Advances from shareholder                            28     2,121     5,348
  Proceeds from issuance of common stock                -         -   104,800
  Payments for stock offering costs                     -         -   (10,865)
                                               __________  ________  ________
     Net Cash Provided by Financing Activities         28     2,121    99,283
                                               __________  ________  ________
Net Increase (Decrease) in Cash                    (3,489)   (4,373)    9,212

Cash at Beginning of Period                        12,701    22,441         -
                                               __________  ________  ________
Cash at End of Period                          $    9,212  $ 18,068  $  9,212
                                               ==========  ========  ========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                    $        -  $      -  $     -
   Income taxes                                $        -  $      -  $     -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the period ended March 31, 2003 and 2002:
     None.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Inventory - Inventory is carried at the lower of cost or market using the specific identification method. At March 31, 2003 and December 31, 2002, respectively, inventory consists of Kachina dolls and related artwork of $53,000 and $53,000.

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

Property and Equipment - Property and equipment are stated at cost. Expenditures for repairs and maintenance are charged to operating expense as incurred. Expenditures for additions and betterments that extend the useful lives of property and equipment are capitalized upon being placed in service. When assets are sold or otherwise disposed of, the cost and related accumulated depreciation or amortization is removed from the accounts and any resulting gain or loss is included in operations. Depreciation is computed using the straight-line method over the estimated useful lives of the assets of five years.

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of March 31, 2003, the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the three months ended March 31, 2003 and 2002.

Revenue Recognition - The Company recognizes revenue upon delivery of the product. Revenue derived from sales through art dealers and galleries is recorded net of any commissions to the dealers or galleries.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the three months ended March 31, 2003 and 2002, respectively, advertising costs amounted to $0 and $250.

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

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

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

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation as of:
                                                 March 31,      December 31,
                                                  2003              2002
                                               _____________    ___________
          Computer and office equipment        $      10,171    $    10,171

          Less: accumulated depreciation              (4,743)        (4,241)
                                               _____________    ___________
                                               $       5,428    $     5,930
                                               =============    ===========

Depreciation expense for the three months ended March 31, 2003 and 2002 amounted to $502 and $502, respectively.

NOTE 3 - OTHER ASSETS

The following is a summary of other assets at cost, less accumulated amortization as of:

                                                  March 31,    December 31,
                                                    2003           2002
                                               _____________    ____________
          Website development                  $         533    $        533

          Less: accumulated amortization                (420)           (355)
                                               _____________    ____________
                                               $         113    $        178
                                               _____________    ____________

Amortization expense for the three months ended March 31, 2003 and 2002 amounted to $65 and $66, respectively.

                      TWO MOONS KACHINAS, CORP.
                    [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK

Common Stock - In May 2000, in connection with its organization, the Company issued 500,000 shares of its previously authorized but unissued common stock. The shares were issued for cash at $25,000 (or $.05 per share).

In November 2001, the Company issued 79,800 shares of its previously authorized but unissued common stock. The shares were issued for cash of $79,800 (or $1.00 per share). Stock offering costs of $10,865 were netted against the proceeds.

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2003, operating loss carryforwards of approximately $48,100, which may be applied against future taxable income and which expire in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,200 and $6,000 as of March 31, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the three months ended March 31, 2003 is approximately $1,200.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At March 31, 2003 and December 31, 2002, respectively, the Company owed the shareholder $5,348 and $5,320. The advances bear no interest and are due on demand.

                      TWO MOONS KACHINAS, CORP.
                    [A Development Stage Company]

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

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                                      For the Three    From Inception
                                      Months Ended      On May 19,
                                       March 31,       2000 Through
                                   __________________    March 31,
                                     2003     2002         2003
                                   ________  ________   __________
Loss from operations available
 to common shareholders
 (numerator)                       $ (8,452) $ (9,706)  $  (46,110)
                                   ========  ========   ==========
Weighted average number of
 common shares outstanding
 for the period (denominator)       579,800   579,800      539,078
                                   ========  ========   ==========

Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

Item 2.   Management's Discussion and Analysis or Plan of Operation.
--------------------------------------------------------------------

Plan of Operation.
------------------

          Our plan of operation for the next 12 months is to continue sales of Kachina dolls, both through our own web site and through Internet auction sites and consignment to specialty stores.

          At the time of our public offering, management estimated that we would need minimum cash resources of about $60,000 to begin material operations. We determined that amount based on the following expected expenses:

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

          From our public offering proceeds, we hired a web site designer to design our retail web site, which became operational in December, 2001. We then purchased approximately 10 collector-quality Kachinas from jobbers, who purchased Kachinas directly from the carvers, at below wholesale prices of $1,200 to $1,800. In some cases, we will purchase Kachinas directly from
carvers in the $1,000 to $2,000 price range.   Currently, we have 19 Kachinas
in our inventory.

          We have placed photographs of the Kachinas on our web site and may consider putting one or two Kachinas up for auction, with a minimum bid price, on an Internet auction site. We also have arrangements with two retail specialty stores; we attended the Marin County American Indian Arts Show which was held on February 21-23, 2003; and are actively researching the availability of similar events to showcase our products.

          As we sell Kachinas, we plan to use the proceeds to buy additional Kachinas for resale. Our President provides us with rent-free office space, and our management has verbally agreed not to accept any compensation until we are operating profitably. Because of our low overhead, we believe that we can finance our needs for the next 12 months. Our officers have contacts through which we can purchase Kachinas at below wholesale prices. We plan to keep our expenses low and to keep our inventory rolling over, if possible.

          Our officers are well-informed about Kachinas and plan to stay up-to-date on current trends through reading industry publications, visiting trade shows and communicating with personal contacts.

Forward-Looking Statements.
---------------------------

          Statements made in this Quarterly Report which are not purely historical are forward-looking statements with respect to the goals, plan objectives, intentions, expectations, financial condition, results of operations, future performance and business of our Company, including, without limitation, (i) our ability to gain a larger share of the Kachina doll industry, our ability to continue to develop products acceptable to the industry, our ability to retain relationships with suppliers, our ability to raise capital, and the growth of the Native American arts and crafts industry, and (ii) statements preceded by, followed by or that include the words "may", "would", "could", "should", "expects", "projects", "anticipates", "believes", "estimates", "plans", "intends", "targets" or similar expressions.

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

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

          Two Moon's President has evaluated our Company's disclosure controls and procedures as of May 12, 2003, and he has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

          There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to May 12, 2003.

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

          Our Company's Secretary/Treasurer, R. Kip Paul, resigned as of January 1, 2003.

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Two Moons Kachinas, Corp.



Date: 5/12/03                        By  /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        President and Director

                   CERTIFICATION PURSUANT TO
         SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I, David C. Merrell, President of Two Moons Kachinas Corp. (the "Registrant") certify that:

     1. I have reviewed this Quarterly Report on Form 10-QSB of the Registrant;

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

     b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this Quarterly Report (the "Evaluation Date"); and

     c) presented in this Quarterly Report my conclusions about the effectiveness of the disclosure controls and procedures based on My evaluation as of the Evaluation Date;

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

Dated: 5/12/03                       Signature:/S/David C. Merrell
       -------                                 -------------------
                                     David C. Merrell
                                     President

                    CERTIFICATION PURSUANT TO
                     18 U.S.C. SECTION 1350,
                      AS ADOPTED PURSUANT TO
          SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Two Moons Kachinas, Corp. (the "Registrant") on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Quarterly Report"), I, David C. Merrell, President and director of the Registrant, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Quarterly Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Quarterly Report fairly presents, in all material respects, the financial condition and result of operations of the Registrant.


Dated: 5/12/2003                           /s/David C. Merrell
                                           David C. Merrell
                                           President and director