Form 10QSB
period 2003-06-30
TWO MOONS KACHINAS CORP
filed 2003-08-15
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2003

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

                            June 30, 2003

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

                           JUNE 30, 2003

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
             June 30, 2003 and December 31, 2002                 2

        Unaudited Condensed Statements of Operations,
             for the three and six months ended June 30,
             2003 and 2002 and for the period from inception
             on May 19, 2000 through June 30, 2003               3

        Unaudited Condensed Statements of Cash Flows,
             for the six months ended June 30, 2003 and
             2002 and for the period from inception on May
             19, 2000 through June 30, 2003                      4

        Notes to Unaudited Condensed Financial Statements    5 - 9

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                     June 30,    December 31,
                                                      2003           2002
                                                   -----------   ------------
CURRENT ASSETS:
  Cash                                             $     7,255   $     12,701
  Interest receivable                                        3              8
  Inventory                                             53,000         53,000
  Prepaid expenses                                         555             17
                                                   -----------   ------------
        Total Current Assets                            60,813         65,726

PROPERTY AND EQUIPMENT, net                              4,921          5,930

OTHER ASSETS:
  Website Development, net                                  46            178
                                                   -----------   ------------
                                                   $    65,780   $     71,834
                                                   ===========   ============

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    14,295   $     10,237
  Advances from shareholder                              5,348          5,320
                                                   -----------   ------------
        Total Current Liabilities                       19,643         15,557
                                                   -----------   ------------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   579,800 shares issued and
   outstanding                                             580            580
  Capital in excess of par value                        93,355         93,355
  Deficit accumulated during the
    development stage                                  (47,798)       (37,658)
                                                   -----------   ------------
        Total Stockholders' Equity                      46,137         56,277
                                                   -----------   ------------
                                                   $    65,780   $     71,834
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

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                 For the Three   For the Six   From Inception
                                  Months Ended   Months Ended    On May 19,
                                  June 30,         June 30,      2000 Through
                                                                   June 30,
                              2003        2002     2003       2002  2003
REVENUE                  $      -  $       -   $     -    $     -   $   7,676

COST OF GOODS SOLD              -          -         -          -       4,500
                         --------  ---------   -------    -------   ---------
GROSS PROFIT                    -          -         -          -       3,176

OPERATING EXPENSES:

  Selling                       -      4,498         -      4,748       5,144
  General and
   administrative            1,699     3,091     10,171    12,614      46,696
                         ---------  --------   --------   -------   ---------
     Total Operating
      Expenses               1,699     7,589     10,171    17,362      51,840
                         ---------  --------   --------   -------   ---------
LOSS FROM OPERATIONS        (1,699)   (7,589)   (10,171)  (17,362)    (48,664)
                         ---------  --------   --------   -------   ---------
OTHER INCOME:

  Interest income               11        33         31       100         866
                         ---------  --------   --------   -------   ---------
    Total Other Income          11        33         31       100         866
                         ---------  --------   --------   -------   ---------
LOSS BEFORE INCOME TAXES    (1,688)   (7,556)   (10,140)  (17,262)    (47,798)

CURRENT TAX EXPENSE              -         -          -         -           -

DEFERRED TAX EXPENSE             -         -          -         -           -
                         ---------  --------   --------  --------   ---------
NET LOSS                 $  (1,688) $ (7,556)  $(10,140) $(17,262)  $ (47,798)
                         ---------  --------   --------  --------   ---------
LOSS PER COMMON SHARE    $    (.00) $   (.01)  $   (.02) $   (.03)  $    (.09)
                         ---------  --------   --------  --------   ---------

The accompanying notes are an integral part of these unaudited condensed financial statements.

                     TWO MOON KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH
                                                               From Inception
                                                                 On May 19,
                                                For the Six     2000 Through
                                                Months Ended      June 30,
                                                   June 30,     ____________
                                               2003      2002      2003
                                             ______________________________
Cash Flows from Operating Activities:
 Net loss                                     $   (10,140) $(17,262) $(47,798)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization                     1,141     1,141     5,737
  Changes in assets and liabilities:
   (Increase) decrease in interest receivable           5        36        (3)
   (Increase) in inventory                              -   (18,500)  (53,000)
   (Increase) in prepaid expenses                    (538)     (119)     (555)
   Increase in accounts payable                     4,058     1,771    14,295
                                               __________  ________  ________
     Net Cash Used by Operating Activities         (5,474)  (32,933)  (81,324)
                                               __________  ________  ________
Cash Flows from Investing Activities:
  Purchase of property and equipment                    -         -   (10,171)
  Payments for website development                      -         -      (533)
                                               __________  ________  ________
     Net Cash Used by Investing Activities              -         -   (10,704)
                                               __________  ________  ________
Cash Flows from Financing Activities:
  Advances from shareholder                            28    18,058     5,348
  Proceeds from issuance of common stock                -         -   104,800
  Payments for stock offering costs                     -         -   (10,865)
                                               __________  ________  ________
     Net Cash Provided by Financing Activities         28    18,058    99,283
                                               __________  ________  ________
Net Increase (Decrease) in Cash                    (5,446)  (14,875)    7,255

Cash at Beginning of Period                        12,701    22,441         -
                                               __________  ________  ________
Cash at End of Period                          $    7,255  $  7,566  $  7,255
                                               ==========  ========  ========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                    $        -  $      -  $     -
   Income taxes                                $        -  $      -  $     -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the six months ended June 30, 2003 and 2002:
     None.

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Inventory - Inventory is carried at the lower of cost or market using the specific identification method. At June 30, 2003 and December 31, 2002, respectively, inventory consists of Kachina dolls and related artwork of $53,000 and $53,000.

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

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of June 30, 2003, the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the six months ended June 30, 2003 and 2002.

Revenue Recognition - The Company recognizes revenue upon delivery of the product. Revenue derived from sales through art dealers and galleries is recorded net of any commissions to the dealers or galleries.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the six months ended June 30, 2003 and 2002, respectively, advertising costs amounted to $0 and $4,748.

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

Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", SFAS No. 147, "Acquisitions of Certain Financial Institutions - an Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9", SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure - an Amendment of FASB Statement No. 123", SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", and SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", were recently issued. SFAS No. 146, 147, 148, 149 and 150 have no current applicability to the Company or their effect on the financial statements would not have been significant.

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation as of:

                                                     June 30,   December 31,
                                                       2003         2002
                                                   ___________   ___________
          Computer and office equipment            $    10,171   $    10,171

          Less: accumulated depreciation                (5,250)       (4,241)
                                                   ___________   ___________
                                                   $     4,921   $     5,930
                                                   ___________   ___________

Depreciation expense for the six months ended June 30, 2003 and 2002 amounted to $1,009 and $1,009, respectively.

NOTE 3 - OTHER ASSETS

The following is a summary of other assets at cost, less accumulated amortization as of:

                                                    June 30,   December 31,
                                                      2003         2002
                                                   ___________   ___________
          Website development                      $       533   $       533

          Less: accumulated amortization                  (487)         (355)
                                                   ___________   ___________
                                                   $        46   $       178
                                                   ___________   ___________

Amortization expense for the six months ended June 30, 2003 and 2002 amounted to $132 and $132, respectively.

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

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2003, operating loss carryforwards of approximately $49,500, which may be applied against future taxable income and which expire in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $7,400 and $6,000 as of June 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the six months ended June 30, 2003 is approximately $1,400.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At June 30, 2003 and December 31, 2002, respectively, the Company owed the shareholder $5,348 and $5,320. The advances bear no interest and are due on demand.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company was recently formed and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                For the Three     For the Six   From Inception
                                Months Ended     Months Ended     On May 19,
                                  June 30,         June 30,     2000 Through
                              ________________  ________________  June 30,
                               2003      2002    2003      2002      2003
                              _______  _______  ________  ________  __________
     Loss from operations
     available to common
     shareholders (numerator) $(1,688) $(7,556) $(10,140) $(17,262) $(47,798)
                              _______  _______  ________  ________  __________
     Weighted average number
     of common shares
     outstanding for the
     period (denominator)     579,800  579,800   579,800   579,800    542,337
                              _______  _______   _______   _______  __________

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

          From our public offering proceeds, we hired a web site designer to design our retail web site, which became operational in December, 2001. We then purchased approximately 10 collector-quality Kachinas from jobbers, who purchased Kachinas directly from the carvers, at below wholesale prices of $1,200 to $1,800. In some cases, we will purchase Kachinas directly from
carvers in the $1,000 to $2,000 price range.   Currently, we have Kachinas
dolls and related artwork in our inventory.

          We have placed photographs of the Kachinas on our web site and may consider putting one or two Kachinas up for auction, with a minimum bid price, on an Internet auction site. We also have arrangements with two retail specialty stores; and are actively researching the availability of American Indian events to showcase our products.

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

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

          Two Moon's President has evaluated our Company's disclosure controls and procedures as of August 13, 2003, and he has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

          There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to August 13, 2003.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31 - 302 Certification of David C. Merrell

               32 - 906 Certification

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Two Moons Kachinas, Corp.



Date: 8-14-03                        By  /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        President and Director