Form 10QSB
period 2003-09-30
TWO MOONS KACHINAS CORP
filed 2003-11-12
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

                         September 30, 2003

                               660,300
                               -------

Transitional Small Business Disclosure Format:  Yes X   No
                                                   ---    ---

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

                             SEPTEMBER 30, 2003

                        TWO MOON KACHINAS, CORP.
                       [A Development Stage Company]


                             CONTENTS

                                                               PAGE

        Unaudited Condensed Balance Sheets,
             September 30, 2003 and December 31, 2002                 2


        Unaudited Condensed Statements of Operations,
             for the three and nine months ended September
             30, 2003 and 2002 and for the period from
             inception on May 19, 2000 through September 30, 2003     3

        Unaudited Condensed Statements of Cash Flows,
             for the nine months ended September 30, 2003 and 2002
             and for the period from inception on May 19, 2000
             through September 30, 2003                               4

           Notes to Unaudited Condensed Financial Statements      5 - 9

                             TWO MOON KACHINAS, CORP.
                         [A Development Stage Company]

                       UNAUDITED CONDENSED BALANCE SHEETS

                                 ASSETS

                                     September 30,      December 31,
                                         2003               2002
                                     ___________        ___________
CURRENT ASSETS:
  Cash                               $     5,962        $  12,701
  Interest receivable                          2                8
  Inventory                               53,000           53,000
  Prepaid expenses                           341               17
                                     -----------        ---------
        Total Current Assets              59,305           65,726

PROPERTY AND EQUIPMENT, net                4,408            5,930

OTHER ASSETS:
  Website development, net                     -              178
                                     -----------        ---------
                                     $    63,713        $  71,834
                                     ===========        =========

               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                   $     8,035        $  10,237
  Advances from shareholder                6,017            5,320
                                     -----------        ---------
        Total Current Liabilities         14,052           15,557
                                     -----------        ---------
STOCKHOLDERS' EQUITY:

  Common stock, $.001 par value,
   50,000,000 shares authorized,
   660,300 and 579,800 shares issued
   and outstanding, respectively             660              580
  Capital in excess of par value         113,400           93,355
  Deficit accumulated during the
    development stage                    (64,399)         (37,658)
                                     -----------        ---------
        Total Stockholders' Equity        49,661           56,277
                                     -----------        ---------
                                     $    63,713        $  71,834
                                     ===========        =========

Note: The Balance Sheet as of December 31, 2002 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                           TWO MOON KACHINAS, CORP.
                        [A Development Stage Company]

                   UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                 For the Three   For the Nine   From Inception
                                  Months Ended   Months Ended    On May 19,
                                 September 30,   September 30,   2000 Through
                                                                 September 30,
                              2003        2002     2003       2002  2003
REVENUE                  $       - $   3,300   $      -  $3,300    $   7,676

COST OF GOODS SOLD               -     2,000          -   2,000        4,500
                         --------- ---------   --------  ------    ---------
GROSS PROFIT                     -     1,300          -   1,300        3,176

OPERATING EXPENSES:
  Selling                        -         -          -   4,748        5,144
  General and
   administrative           16,606     2,603     26,777  15,217       63,302
                         --------- ---------   --------  ------    ---------
     Total Operating
      Expenses              16,606     2,603     26,777  19,965       68,446
                         --------- ---------   --------  ------    ---------
LOSS FROM OPERATIONS       (16,606)   (1,303)   (26,777)(18,665)     (65,270)

OTHER INCOME:

  Interest                       5        26         36     126          871
                         --------- ---------   --------  ------    ---------
    Total Other Income           5        26         36     126          871
                         --------- ---------   --------  ------    ---------
LOSS BEFORE INCOME TAXES   (16,601)   (1,277)   (26,741)(18,539)     (64,399)

CURRENT TAX EXPENSE              -         -          -       -            -

DEFERRED TAX EXPENSE             -         -          -       -            -
                         --------- ---------   --------  ------    ---------
NET LOSS                 $ (16,601)$  (1,277)  $(26,741)(18,539)   $ (64,399)
                         ========= =========   ========  ======    =========
LOSS PER COMMON SHARE    $    (.03)$    (.00)  $   (.05) $ (.03)   $    (.12)
                         ========= =========   ========  ======    =========

The accompanying notes are an integral part of these unaudited condensed financial statements.

                         TWO MOON KACHINAS, CORP.
                      [A Development Stage Company]

               UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                        NET INCREASE (DECREASE) IN CASH


                                         For the Nine           From Inception
                                         Months Ended             On May 19,
                                         September 30,           2000 Through
                                                                 September 30,
                                       2003       2002              2003
Cash Flows From Operating Activities:

 Net loss                             $  (26,741) $  (18,539)    $ (64,399)
 Adjustments to reconcile net loss
  to net cash used by
  operating activities:
  Depreciation and amortization            1,700       1,721         6,296
  Non-cash services paid by issuance
   of stock                                2,500           -         2,500
  Changes in assets and liabilities:
    (Increase) decrease in
     interest receivable                       6          34            (2)
    (Increase) in inventory                    -     (16,500)      (53,000)
    (Increase) in prepaid expenses          (324)        (67)         (341)
    Increase in accounts payable          15,423       2,160        25,660
                                      ----------  ----------     ---------
     Net Cash Used by
      Operating Activities                (7,436)    (31,191)      (83,286)
                                      ----------  ----------     ---------
Cash Flows From Investing Activities:

  Purchase of property and equipment           -           -       (10,171)
  Payments for website development             -           -          (533)
                                      ----------  ----------     ---------
     Net Cash Used by
      Investing Activities                     -           -       (10,704)
                                      ----------  ----------     ---------
Cash Flows From Financing Activities:
  Advances from shareholder                  697      18,098         6,017
  Proceeds from issuance of
   common stock                                -           -       104,800
  Payments for stock offering costs            -           -       (10,865)
                                      ----------  ----------     ---------
     Net Cash Provided by
      Financing Activities                   697      18,098        99,952
                                      ----------  ----------     ---------
Net Increase (Decrease) in Cash           (6,739)    (13,093)        5,962

Cash at Beginning of Period               12,701      22,441             -
                                      ----------  ----------     ---------
Cash at End of Period                 $    5,962  $    9,348     $   5,962
                                      ==========  ==========     =========
Supplemental Disclosures of
  Cash Flow Information:

 Cash paid during the period for:
   Interest                           $        -  $        -     $       -
   Income taxes                       $        -  $        -     $       -

Supplemental Schedule of Non-cash Investing and Financing Activities:

  For the nine months ended September 30, 2003:
     In September 2003, the Company issued 70,500 shares of common stock to repay accounts payable of $17,625 and the Company issued 10,000 shares of stock for services valued at $2,500.

  For the nine months ended September 30, 2002:
     None

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

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2003 and 2002 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

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

Inventory - Inventory is carried at the lower of cost or market using the specific identification method. At September 30, 2003 and December 31, 2002, respectively, inventory consists of Kachina dolls and related artwork of $53,000 and $53,000.

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

Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of September 30, 2003, the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the nine months ended September 30, 2003 and 2002.

Revenue Recognition - The Company recognizes revenue upon delivery of the product. Revenue derived from sales through art dealers and galleries is recorded net of any commissions to the dealers or galleries.

Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the nine months ended September 30, 2003 and 2002, respectively, advertising costs amounted to $0 and $4,748.

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

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation at:

                                               September 30,  December 31,
                                                  2003            2002
                                               _____________  _____________
          Computer and office equipment        $      10,171    $    10,171

          Less: accumulated depreciation              (5,763)        (4,241)
                                               _____________    ___________
                                               $       4,408    $     5,930
                                               =============    ===========

Depreciation expense for the nine months ended September 30, 2003 and 2002 amounted to $1,522 and $1,521, respectively.

NOTE 3 - OTHER ASSETS

The following is a summary of other assets at cost, less accumulated amortization at:

                                               September 30,   December 31,
                                                  2003             2002
                                               _____________    ____________
          Website development                  $         533    $        533

          Less: accumulated amortization                (533)           (355)
                                               _____________    ____________
                                               $           -    $        178
                                               _____________    ____________


Amortization expense for the nine months ended September 30, 2003 and 2002 amounted to $178 and $200, respectively.

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

In September 2003, the Company issued 70,500 shares of its previously authorized but unissued common stock. The shares were issued to pay accounts payable of $17,625 (or $.25 per share).

In September 2003, the Company issued 10,000 shares of its previously authorized but unissued common stock. The shares were issued services rendered valued at $2,500 (or $.25 per share).

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2003, operating loss carryforwards of approximately $65,900, which may be applied against future taxable income and which expire in various years through 2023.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $9,900 and $6,000 as of September 30, 2003 and December 31, 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the nine months ended September 30, 2003 is approximately $3,900.

NOTE 6 - RELATED PARTY TRANSACTIONS

Management Compensation - The Company has not paid any compensation to any officer or director of the Company.

Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At September 30, 2003 and December 31, 2002, respectively, the Company owed the shareholder $6,017 and $5,320. The advances bear no interest and are due on demand.

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

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 - LOSS PER SHARE

The following data shows the amounts used in computing loss per share:


                                 For the Three   For the Nine   From Inception
                                Months Ended     Months Ended     On May 19,
                                 September 30,    September 30,  2000 Through
                             _________________ ________________  September 30,
                               2003      2002     2003     2002       2003
                             ________ ________ ________ _______   __________
     Loss from operations
     available to common
     shareholders (numerator)$(16,601)$ (1,277)$(26,741)$(18,539) $  (64,399)
                             ________ ________ ________ ________  __________
     Weighted average number
     of common shares
     outstanding for the
     period (denominator)     586,800  579,800  582,159  579,800     545,666
                             ________ ________ ________ ________  __________

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

Item 3.   Controls and Procedures.
----------------------------------

     (a)  Evaluation of Disclosure Controls and Procedures

          Our President, David C. Merrell, has evaluated our Company's disclosure controls and procedures as of November 6, 2003, and he has concluded that these controls and procedures are effective.

     (b)  Changes in Internal Controls

          There are no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to November 6, 2003.

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Changes in Securities.
--------------------------------

          In September 2003, our Company issued 70,500 shares of our previously authorized but unissued common stock. The shares were to pay accounts payable of $17,625 or $.25 per share.

          Also in September 2003, our Company issued 10,000 shares of our previously authorized but unissued common stock. The shares were issued for services rendered at a value of $2,500 or $.25 per share.

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



Date: 11/11/03                       By  /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        President and Director