Form 10KSB
period 2003-12-31
TWO MOONS KACHINAS CORP
filed 2004-04-12
CIK 1140098

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2003

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

Securities Registered under Section 12(g) of the Exchange Act: $.001 par value common stock

     Check whether the Company (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Company's revenues for its most recent fiscal year: December 31, 2003 - $3,200.

     State the aggregate market value of the voting stock of the Company held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     April 5, 2004 - $79,800. There are presently approximately 79,800 shares of common voting stock of our Company that are beneficially owned by non-affiliated persons. There is a limited public market for our common stock; this valuation is based upon the offering price of our common stock in our recent public offering pursuant to Form SB-2 that was filed with the Securities and Exchange Commission on May 14, 2001, and which became effective on August 10, 2001. See Part III, Item 1.

                (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                        DURING THE PAST FIVE YEARS)

     Check whether the Registrant has filed all documents and reports required to be filed by Section 12,13, or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court.  Yes    No
                                                                  ---   ---

     Not applicable.

                  (APPLICABLE ONLY TO CORPORATE ISSUERS)

     State the number of shares outstanding of each of the Company's classes of common equity, as of the latest practicable date:

                  April 5, 2004; 660,300 shares.

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X    No
                                                ---      ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          Two Moons Kachinas Corp. (our "Company" or "Two Moons" or "we," "our," "us" or words of similar import) was formed on May 19, 2000, and has only recently begun intended operations. We were organized for the purpose of marketing and selling Kachina dolls in the $6,000 to $8,000 price range. A Kachina doll is a carved wooden doll that resembles a Kachina or benevolent spirit recognized by the Hopi Indians of the American Southwest.

          In May, 2000, 500,000 shares of our common stock were issued to our two founders, directors and executive officers, 250,000 shares to each, in consideration of the aggregate sum of $25,000, $12,500 from each.

          On May 14, 2001, we filed an SB-2 Registration Statement with the Securities and Exchange Commission to offer and sell 200,000 shares of our common stock at an offering price of $1.00 per share. This Registration Statement became effective on August 10, 2001, and we closed the offering after the sale of 79,800 shares on or about November 8, 2001.

       We filed an 8-A with the Securities and Exchange Commission on May 28, 2003, which registered our shares under Section 12(g) of the Securities Act of 1933. See Part III, Item 13.

       On September 26, 2003, we filed an S-8 Registration Statement to issue 80,500 of our shares of common stock for services under two written compensation agreements. See Part III, Item 13.

Business.
---------

          Two Moons principally markets Hopi Kachina Dolls. Each Kachina doll represents a different Kachina, or benevolent spirit, who lives among the Hopi for a six month period each year, generally from February to July. The Kachina tradition is a religious practice that is unique only to the Pueblo tribes of Arizona and New Mexico, which include the Hopi.

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

          The Kachina dolls that Two Moons plans to market are unique works of collectable art. We specialize in the higher end of the market, with prices generally ranging from $6,000 to $8,000.

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

          We also sell jewelry.

Distribution Methods of our Products or Services.
-------------------------------------------------

          Two Moons will market and distribute the Kachinas and our jewelry in two ways; first, through our web site with multiple pictures and descriptions of each piece, and second, by placing a few pieces at a time on an Internet auction site such as E-bay or on consignment in retail speciality stores. We expect that about 75% of sales will come from our web site, with the remaining 25% coming from Internet auctions and consignment sales. Our sole officer will use a computer at his home office to monitor our corporate web site.

          In December, 2001, our Company acquired our first inventory that can be viewed on our web site, www.twomoonskachinas.com, and entered into consignment relationships with Crosby Collections in Park City, Utah, and Payne Anthony's in Trolley Square in Salt Lake City, Utah. We attended in early 2003 the Marin County American Indian Arts Show which was held on February 21-23, 2003; we also attended shows in San Francisco and Del Mar, California; and we are actively researching the availability of similar events to showcase our products.

Competition.
------------

          Our management believes that there is substantial competition for the sale of Kachina dolls, but that most of the competition is for Kachinas that sell for under $300. In our President's 10 years of experience as a Kachina collector, he has found that most Kachinas are sold in the Southwest in trading post stores to tourists. There are also many Internet web sites and Internet auctions that offer Kachinas. He believes that the higher priced Kachinas that we will offer are primarily sold in art galleries. We do not expect our competitive position within our industry to be significant, either now or in the foreseeable future.

Sources and Availability of Raw Materials.
------------------------------------------

          Two Moons plans to acquire Kachinas through the help of Indian traders who have dealt with Hopi carvers for many years. David C. Merrell, our President, has contacts that will allow us to purchase Kachinas at below wholesale prices. There are many Hopi Kachina carvers, but only a limited number who produce the quality of Kachina that our Company markets. However, we believe that our ability to purchase inventory will be limited more by lack of funding than by the limited number of carvers. See the Risk Factor "Lack of funding would limit our ability to buy inventory."

          We do not currently have any binding contracts for the supply of Kachinas.

Dependence On One or a Few Major Customers.
-------------------------------------------

          We have not undertaken any studies of the size of the market for Kachinas. However, we believe that there is a large enough market, both in the U.S. and Europe, that we will not have one or a few major customers. We expect our customers to be numerous, coming mainly from the Internet and from around the world. We sell and plan to sell and ship our products both domestically and internationally.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts.
----------------

          We have obtained the domain name "twomoonskachinas.com."

Governmental Approval of Principal Products or Services.
--------------------------------------------------------

          There are no laws pertaining to the purchase or sale of Kachina
Dolls.

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

Item 2.  Description of Property.
         ------------------------

          Two Moons does not currently own any property. Our executive office is the home of David C. Merrell, our President, and is provided rent free. We plan to use a third-party web hosting service to house and maintain our web site.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         There were no matters that were submitted to a vote of our shareholders during the calendar year ended December 31, 2003; however, subsequent to the date of this Annual Report, we did file a Definitive Information Statement with the Securities and Exchange Commission on February 24, 2004, regarding two amendments to our Articles of Incorporation that increased our authorized shares by adding a class of preferred stock; and allowed our Board of Directors to change our name without stockholder approval. See our Definitive Information Statement that is incorporated herein by reference in Part III, Item 13.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

          Pink Sheets LLC provided the following quotations. They do not represent actual transactions and they do not reflect dealer markups, markdowns or commissions.


                             STOCK QUOTATIONS

                                            CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---

September 24, 2002
Through
September 30, 2002                    None                None

December 31, 2002                     0.05                0.05

March 31, 2003                        0.50                0.50

June 30, 2003                         0.50                0.50

September 30, 2003                    0.50                0.50

December 31, 2003                     0.52                0.50

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

          Future sales of the "unregistered" and "restricted" shares of common stock may decrease the value of our common stock in any public market that may develop for our common stock. See "Security Ownership of Certain Beneficial Owners and Management."

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
                                        Common

          Management believed that Messrs. Merrell and Paul are "accredited investors" as that term is defined under applicable federal and state securities laws, rules and regulations, because they are directors and executive officers of Two Moons. Management also believed that the offer and sale of these shares of common stock were exempt from the registration requirements of Section 5 of the Securities Act pursuant to
Section 4(2) thereof, Rule 506 of Regulation D promulgated thereunder by the Securities and Exchange Commission and from similar states' securities laws, rules and regulations covering the offer and sale of securities by available state exemptions from such registration.

Holders.
--------

          The number of record holders as of April 5, 2004, is 64, with 660,300 shares outstanding.

Dividends.
----------

          Two Moons has not declared any cash dividends with respect to our common stock, and does not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

          The table has not been included because the Company has not adopted any such plans.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          Our plan of operation for the next 12 months is to continue sales of Kachina dolls and jewelry, both through our own web site and through Internet auction sites and consignment to specialty stores.

          At the time of our public offering, management estimated that we needed minimum cash resources of about $60,000 to begin material operations. We determined that amount based on the following expected expenses:

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

          We have placed photographs of the Kachinas on our web site and, if sales are slow after one month, we will put one or two Kachinas up for auction, with a minimum bid price, on an Internet auction site. We also have arrangements with two retail specialty stores. We attended the Marin County American Indian Arts Show which was held on February 21-23, 2003, and shows in San Francisco and Del Mar, California, and are actively researching the availability of similar events to showcase our products.

          As we sell Kachinas, we plan to use the proceeds to buy additional Kachinas or jewelry for resale. Our President provides us with rent-free office space, and our management has verbally agreed not to accept any compensation until we are operating profitably. Because of our low overhead, we believe that we can finance our initial needs for at least 12 months from the minimum gross proceeds of $60,000 that we realized from our public offering. Mr. Merrell has contacts through which he can purchase Kachinas at below wholesale prices. We plan to keep our expenses low and to keep our inventory rolling over.

          Mr. Merrell is well-informed about Kachinas and plans to stay up-to-date on current trends through reading industry publications, visiting trade shows and communicating with personal contacts.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the year ended
            December 31, 2003

          Independent Auditors Report

          Balance Sheet - December 31, 2003

          Statements of Operations for the years ended
            December 31, 2003 and 2002 and for the period from inception on May 19, 2000 through December
            31, 2003

          Statement of Stockholders' Equity, from inception on May 19, 2000 through December 31, 2003

          Statements of Cash Flows, for the years ended
            December 31, 2003 and 2002 and for the period from inception on May 19, 2000 through December 31, 2003

          Notes to Financial Statements

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                      FINANCIAL STATEMENTS

                         DECEMBER 31, 2003

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]




                             CONTENTS

                                                               PAGE

        Independent Auditors' Report                                  1

        Balance Sheet, December 31, 2003                              2

        Statements of Operations, for the years ended
          December 31, 2003  and 2002 and for the period from
          inception on May 19, 2000 through December 31,
          2003                                                        3

        Statement of Stockholders' Equity, from
          inception on May 19, 2000 through December 31,
          2003                                                        4

        Statements of Cash Flows, for the years ended
          December 31, 2003 and 2002 and for the period from
          inception on May 19, 2000 through December 31,
          2003                                                        5

        Notes to Financial Statements                            6 - 11

                   INDEPENDENT AUDITORS' REPORT



Board of Directors
TWO MOONS KACHINAS, CORP.
Sandy, Utah

We have audited the accompanying balance sheet of Two Moons Kachinas, Corp. [a development stage company] at December 31, 2003 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on May 19, 2000 through December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements audited by us present fairly, in all material respects, the financial position of Two Moons Kachinas, Corp. [a development stage company] as of December 31, 2003 and the results of its operations and its cash flows for the years ended December 31, 2003 and 2002 and for the period from inception on May 19, 2000 through December 31, 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company was recently formed and has not yet been successful in establishing profitable operations. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/Pritchett, Siler & Hardy, P.C.

PRITCHETT, SILER & HARDY, P.C.

January 21, 2004
Salt Lake City, Utah

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                         BALANCE SHEET

                            ASSETS

                                                   December 31,
                                                      2003
                                                   ------------
CURRENT ASSETS:
  Cash                                             $     7,759
  Interest receivable                                        1
  Inventory                                             50,500
  Prepaid expense                                          126
                                                   -----------
        Total Current Assets                            58,386

PROPERTY AND EQUIPMENT, net                              3,896

OTHER ASSETS:
  Website development, net                                   -
                                                   -----------
                                                   $    62,282
                                                   ===========


               LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                 $     9,428
  Advances from shareholder                              6,173
                                                   -----------
        Total Current Liabilities                       15,601
                                                   -----------

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   660,300 shares issued and
   outstanding                                             660
  Capital in excess of par value                       113,400
  Deficit accumulated during the
    development stage                                  (67,379)
                                                   -----------
        Total Stockholders' Equity                      46,681
                                                   -----------
                                                   $    62,282
                                                   ===========

The accompanying notes are an integral part of this financial statement.

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                    STATEMENTS OF OPERATIONS
                                                              From Inception
                                                For the          On May 19,
                                              Year Ended      2000 Through
                                              December 31,     December 31,
                                            _________________
                                             2003     2002          2003
                                            _________ _______ _______________
REVENUE                                     $   3,200 $ 7,676 $        10,876

COST OF GOODS SOLD                              2,500   4,500           7,000
                                            --------- ------- ---------------

GROSS PROFIT                                      700   3,176           3,876

OPERATING EXPENSES:
  Selling                                           -   5,144           5,144
  General and administrative                   30,462  24,457          66,987
                                            --------- ------- ---------------
      Total Operating Expenses                 30,462  29,601          72,131
                                            --------- ------- ---------------
LOSS FROM OPERATIONS                          (29,762)(26,425)        (68,255)
                                            --------- ------- ---------------
OTHER INCOME:
  Interest income                                  41     150             876
                                            --------- ------- ---------------
        Total Other Income                         41     150             876
                                            --------- ------- ---------------
LOSS BEFORE INCOME TAXES                      (29,721)(26,275)        (67,379)

CURRENT TAX EXPENSE                                 -       -               -

DEFERRED TAX EXPENSE                                -       -               -
                                            --------- ------- ---------------
NET LOSS                                    $(29,721)$(26,275)$       (67,379)
                                            ========= ======= ===============

LOSS PER COMMON SHARE                       $   (.05)$   (.05)$          (.12)
                                            ========= ======= ===============

The accompanying notes are an integral part of these financial statements.

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                STATEMENT OF STOCKHOLDERS' EQUITY
           FROM THE DATE OF INCEPTION ON MAY 19, 2000
                   THROUGH DECEMBER 31, 2003
                                                                     Deficit
                                                                   Accumulated
                         Preferred Stock  Common Stock  Capital in  During the
                         ---------------  ------------  Excess of  Development
                         Shares   Amount Shares Amount  Par Value     Stage
                         ------- ------- ------- ------ ----------- ---------
BALANCE, May 19, 2000          -   $   -        - $    -  $       - $       -

Issuance of 500,000 shares
of common stock for cash at
$.05 per share, May 2000       -       -  500,000    500     24,500         -

Net loss for the period
ended December 31, 2000        -       -        -      -          -      (916)
                        -------- ------- -------- ------ ---------- ---------
BALANCE, December 31,
2000                           -       -  500,000    500     24,500      (916)

Issuance of 79,800 shares
of common stock for cash
at $1.00 per share, net
of offering costs
of $10,865, November
2001                           -       -   79,800     80     68,855         -

Net loss for the year ended
December 31, 2001              -       -        -      -          -   (10,467)
                          ------  ------  ------- ------   -------- ---------
BALANCE, December 31,
2001                           -       -  579,800 $  580   $ 93,355 $ (11,383)

Net loss for the year ended
December 31, 2002              -       -        -      -          -   (26,275)
                          ------  ------  ------- ------   -------- ---------
BALANCE, December 31, 2002     -  $    -  579,800 $  580   $ 93,355 $ (37,658)
                          ------  ------  ------- ------   -------- ---------
Issuance of 80,500 shares
of common stock at $.25
per share, for services
of $2,500 and reduction
of accounts payable for
legal services of $17,625,
September 2003                 -       -   80,500     80     20,045         -

Net loss for the year
ended December 31, 2003        -       -        -      -          -   (29,721)
                         -------  ------  ------- ------   -------- ---------
BALANCE, December 31, 2003     -  $    -  660,300 $  660   $113,400 $ (67,379)
                         =======  ======  ======= ======   ======== =========

The accompanying notes are an integral part of this financial statement.

                     TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]


                     STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH

                                                              From Inception
                                                For the          On May 19,
                                              Year Ended      2000 Through
                                              December 31,     December 31,
                                            _________________
                                             2003     2002          2003
                                            _________ _______ _______________
Cash Flows From Operating Activities:
 Net loss                                     $(29,721) $(26,275) $(67,379)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization                  2,212     2,301     6,808
  Non-cash services paid by issuance of stock    2,500         -     2,500
  Changes in assets and liabilities:
   (Increase) decrease in interest receivable        7        35        (1)
   (Increase) decrease in inventory              2,500     1,000   (50,500)
   (Increase) in prepaid expense                  (109)      (17)     (126)
   Increase in accounts payable                 16,816     9,544    27,053
                                            ----------  --------  --------
     Net Cash (Used) by Operating
       Activities                               (5,795)  (13,412)  (81,645)
                                            ----------  --------  --------
Cash Flows From Investing Activities:
  Purchase of property and equipment                 -         -   (10,171)
  Payments for website development                   -         -      (533)
                                            ----------  --------  --------
     Net Cash (Used) by
       Investing Activities                          -         -   (10,704)
                                            ----------  --------  --------
Cash Flows From Financing Activities:
  Advances from shareholder                        853     3,672     6,173
  Proceeds from issuance of common stock             -         -   104,800
  Payments for stock offering costs                  -         -   (10,865)
                                            ----------  --------  --------
     Net Cash Provided by Financing Activities     853     3,672   100,108
                                            ----------  --------  --------
Net Increase (Decrease) in Cash                 (4,942)   (9,740)    7,759

Cash at Beginning of Period                     12,701    22,441         -
                                            ----------  --------  --------
Cash at End of Period                       $    7,759  $ 12,701  $  7,759
                                            ==========  ========  ========

Supplemental Disclosures of Cash Flow Information:

 Cash paid during the period for:
   Interest                                 $        -  $      -  $     -
   Income taxes                             $        -  $      -  $     -

Supplemental Schedule of Noncash Investing and Financing Activities:

  For the period from inception on May 19, 2000 through December 31, 2003:
     In September 2003, the Company issued 70,500 shares of common stock to pay legal fees of $17,625 previously accrued in accounts payable and the Company issued 10,000 shares of stock for services valued at $2,500.

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

     Accounts Receivable - The Company records accounts receivable at the lower of cost or fair value. The Company recognizes interest income on an account receivable based on the stated interest rate for past-due accounts over the period that the account is past-due. The Company estimates allowances for doubtful accounts based on the aged receivable balance and historical losses. The Company records interest income on delinquent accounts receivable only when payment is received. The Company first applies payments received on delinquent accounts receivable to eliminate the outstanding principal. The Company charges off uncollectible accounts receivable when management estimates no possibility of collecting the related receivable. The Company considers accounts receivable to be past-due or delinquent based on contractual terms.

     Inventory - Inventory is carried at the lower of cost or market using the specific identification method. At December 31, 2003, inventory consists of Kachina dolls and related artwork valued at $50,500. The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at December 31, 2003.

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

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

     Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of December 31, 2003 the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the years ended December 31, 2003 and 2002.

     Revenue Recognition - The Company recognizes revenue upon delivery of the product. Revenue derived from sales through art dealers and galleries is recorded net of any commissions to the dealers or galleries.

     Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended December 31, 2003 and 2002, respectively, advertising costs amounted to $0 and $5,144.

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

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at cost, less accumulated depreciation at:
                                             December 31,
                                                 2003
                                             ___________
          Computer and office equipment      $    10,171

          Less: accumulated depreciation          (6,275)
                                             ___________
                                             $     3,896
                                             ___________

     Depreciation expense for the years ended December 31, 2003 and 2002 amounted to $2,034 and $2,034, respectively.

NOTE 3 - OTHER ASSETS

     The following is a summary of other assets at cost, less accumulated amortization at:

                                             December 31,
                                                2003
                                             ___________
          Website development                $       533

               Less: accumulated amortization       (533)
                                             ___________
                                             $         -
                                             ___________

     Amortization expense for the years ended December 31, 2003 and 2002 amounted to $178 and $267, respectively.

NOTE 4 - CAPITAL STOCK

     Common Stock   In May 2000, in connection with its organization, the
     Company issued 500,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $25,000 (or $.05 per share).

     In November 2001, the Company issued 79,800 shares of its previously authorized but unissued common stock. The shares were issued for cash of $79,800 (or $1.00 per share). Stock offering costs of $10,865 were netted against the proceeds.

     In September 2003, the Company issued 70,500 shares of its previously authorized but unissued common stock to pay for legal services that had previously been accrued as accounts payable of $17,625 (or $.25 per share).

     In September 2003, the Company issued 10,000 shares of its previously authorized but unissued common stock for services rendered valued at $2,500 (or $.25 per share).

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                  NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2003, operating loss carryforwards of approximately $68,700, which may be applied against future taxable income and which expire in various years through 2023.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $10,300 and $6,000 as of December 31, 2003 and 2002, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the year ended December 31, 2003 is approximately $4,300.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Management Compensation - The Company has not paid any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

     Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At December 31, 2003, the Company owed the shareholder $6,173. The advances bear no interest and are due on demand.

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

NOTE 8 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                              For the          From Inception
                                             Year Ended           on May 19,
                                            December 31,        2000 Through
                                        ______________________   December 31,
                                        2003            2002         2003
                                        __________  __________  ____________
     Loss from continuing operations
     available to common shareholders
          (numerator)                   $  (29,721) $  (26,275) $    (67,379)
                                        __________  __________  ____________
     Weighted average number of
     common shares outstanding
     used in loss per share for the
     period (denominator)                  601,855     579,800       553,649
                                        __________  __________  ____________

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - CONCENTRATIONS

     Geographic Region - During the year ended December 31, 2003, all of the Company's sales and operations were located in and around Salt Lake City, Utah including all of the Company's inventory and property.

     Significant Customers - During the year ended December 31, 2003, the Company had only one customer that accounted for all of the Company's revenues. The loss of this significant customer could adversely affect the Company's business and financial position. During 2002, the Company had only two customers that accounted for all the Company's revenue during that year.

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                        NOTES TO FINANCIAL STATEMENTS

NOTE 10 - SUBSEQUENT EVENTS

     The Company is proposing to amend the Articles of Incorporation such that the Company will now have 5,000,000 shares of $.001 par value preferred stock authorized.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          There has been no change in our independent accounting firm since our inception.

Item 8(a).  Controls and Procedures.
------------------------------------

     Within 90 days prior to the date of this Annual Report and as of the period covered thereby or December 31, 2003, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

                                            Date of       Date of
                       Positions          Election or   Termination
Name                     Held             Designation   or Resignation
----                     ----             -----------   --------------

David C. Merrell          President          5/00          *
                          Director           5/00          *
                          Secretary &        1/03
                          Treasurer          1/03

R. Kip Paul               Secretary/         5/00          1/03
                          Treasurer          5/00          1/03
                          Director           5/00          1/03

          * This person presently serve in the capacities indicated.

Term of Office.
---------------

          The terms of office of the current sole director shall continue until the annual meeting of stockholders, which has been scheduled by the Board of Directors to be held in May of each year. The annual meeting of the Board of Directors immediately follows the annual meeting of stockholders, at which executive officers for the coming year are elected.

Business Experience.
--------------------

          David C. Merrell, Director, President, Secretary and Treasurer. Mr. Merrell is 45 years of age. Since 1989, he has been the owner of DCM Finance, a Salt Lake City based finance company that makes and brokers real estate loans. Mr. Merrell received his Bachelor of Science degree in Economics from the University of Utah in 1981. He has been a Kachina collector for over 10 years.

Family Relationships.
---------------------

     None; not applicable.

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     On May 30, 2003, David C. Merrell, who is our sole director and officer, filed with the Securities and Exchange Commission a Form 3, Inital Statement of Beneficial Ownership of Securities, disclosing his ownership of 250,000 shares of our Company's common stock.

     On June 2, 2003, R. Kip Paul, a former officer, also filed with the Securities and Exchange Commission a Form 3 disclosing his ownership of 250,000 shares of our Company's common stock.

     On January 20, 2004, R. Kip Paul filed with the Securities and Exchange Commission a Form 4 disclosing the gift of 200,000 shares of our Company's common stock to family members.

     Based upon our review of the copies of such forms and reports we have received from the foregoing persons, we believe that no such person was required to file a Form 5 for the year ended December 31, 2003.

Code of Ethics.
---------------

     The Company has adopted a Code of Ethics and it is attached to this Report as Exhibit 14. See Part III, Item 13.

Audit Committee.
----------------

     The Company has adopted an Audit Committee and a Charter for the Audit Committee. See Part III, Item 13.

Item 10. Executive Compensation.
         -----------------------

          Two Moons has not paid its directors or officers any compensation since our inception. We do not have any employment agreements with our officers. If we are able to establish profitable operations, we expect to pay each of them $1,000 per month in compensation. The compensation may be deferred and convertible to stock at the officers' option. We have not created any arrangement in this regard; however, we will disclose the terms of any such arrangement in future periodic report filings with the Securities and Exchange Commission.

Compensation Plans.
-------------------

          We have no compensation plans.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Report:

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

David C. Merrell              250,000                      37.86%
9005 Cobble Canyon Lane
Sandy, Utah 84093

R. Kip Paul                    50,000                       7.57%
175 East 400 South, #700
Salt Lake City, Utah 84111

Helen W. Paul                  50,000                       7.57%
5293 Cottonwood Club Drive
Salt Lake City, Utah 84117

Mark H. Paul                   50,000                       7.57
7 Addison Avenue
Franklin, MA 08038

Robert P. Paul                 50,000                       7.57%
5293 Cottonwood Club Drive
Salt Lake City, Utah 84117

Terri J. Paul                  50,000                       7.57%
87 U Street
Salt Lake City, Utah 84103

Leonard W. Burningham, Esq.    41,400                       6.27%
455 East 500 South, Suite #204
Salt Lake City, Utah 84111

Daniel L. Ross                 40,000                       6.9%
2424 East Katie Lynn Lane
Salt Lake City, Utah 84117
                              -------                      -----
          TOTALS              581,400                      88.1%


Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report. Each of these persons has sole investment and sole voting power over his shares.


                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

David C. Merrell               250,000                    37.86%
9005 Cobble Canyon Lane
Sandy, Utah 84093
                               -------                    -----
All directors and executive
officers as a group
(1 persons)                    250,000                    37.86%


Changes in Control.
-------------------

          To our knowledge, there are no present arrangements or pledges of our securities that may result in a change in control of our Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

          Except as stated below, during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

         An officer/shareholder of our Company has made advances to us and has directly paid expenses on behalf of our Company in the amount of $6,173, as of December 31, 2003. The advances bear no interest and are due on demand.

Certain Business Relationships.
-------------------------------

          Except as stated above, during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Indebtedness of Management.
---------------------------

          Except as stated above, during the past two years, there have been no material transactions, series of similar transactions or currently proposed transactions, to which our Company or any of our subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than five percent of our common stock, or any member of the immediate family of any of the foregoing persons, or any promoter or founder had a material interest.

Parents of the Issuer.
----------------------

          Except and to the extent that Mr. Merrell may be deemed to be a parent of our Company by virtue of his substantial stock ownership, we have no parents.

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

         None.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on SB-2, as           Parts I, II and III
amended.**

8-A Registration Statement, filed May 28, 2003**

S-8 Registration Statement, as amended, filed on May 14, 2001**

Definitive Information Statement, filed February 24, 2004**

          (ii)

Exhibit
Number               Description
------               -----------

14        Code of Ethics

31        302 Certification of David C. Merrell

32        906 Certification of David C. Merrell


          * Summaries of all exhibits contained within this Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to Two Moons by its principal accountants during the calendar years ended December 31, 2003 and 2002:


     Fee category                      2003           2002
     ------------                      ----           ----

     Audit fees                        $3,830         $3,125

     Audit-related fees                $    0         $    0

     Tax fees                          $  520         $  300

     All other fees                    $    0         $    0
                                       ------         ------
     Total fees                        $4,350         $3,425


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of Two Moons's financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       TWO MOONS KACHINAS CORP.



Date: 4/12/2004                        By/s/David C. Merrell
      -------------                      -------------------------------------
                                         David C. Merrell
                                         President and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                       TWO MOONS KACHINAS CORP.



Date: 4/12/2004                        By/s/David C. Merrell
      -------------                      -------------------------------------
                                         David C. Merrell
                                         President and Director