Form 10QSB
period 2004-03-31
TWO MOONS KACHINAS CORP
filed 2004-05-14
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2004

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

     For the transition period from                to
                                    --------------    ---------------


                         Commission File No. 000-50295


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

                           March 31, 2004

                               660,300
                               -------

Transitional Small Business Disclosure Format:  Yes X   No
                                                   ---    ---

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management, and commence on the following page, together with Related Notes. In the opinion of management, the Financial Statements fairly present the financial condition of the Company.

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                          MARCH 31, 2004

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]




                             CONTENTS

                                                             PAGE

     Unaudited Condensed Balance Sheets,
          March 31, 2004 and December 31, 2003                 2


     Unaudited Condensed Statements of Operations,
          for the three months ended March 31, 2004
          and 2003 and for the period from inception on
          May 19, 2000 through March 31, 2004                  3


     Unaudited Condensed Statements of Cash Flows,
          for the three months ended March 31, 2004
          and 2003 and for the period from inception on
          May 19, 2000 through March 31, 2004                  4

     Notes to Unaudited Condensed Financial Statements     5 - 9

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                   March 31,   December 31,
                                                     2004         2003
                                                 ___________    ___________
CURRENT ASSETS:
     Cash                                       $    5,478     $    7,759
     Interest receivable                                 2              1
     Inventory                                      50,500         50,500
     Prepaid expenses                                  752            126
                                               ___________    ___________
          Total Current Assets                      56,732         58,386

PROPERTY AND EQUIPMENT, net                          3,389          3,896

OTHER ASSETS:
     Website development, net                            -              -
                                               ___________    ___________
                                               $    60,121    $    62,282
                                               ___________    ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                          $    16,507    $     9,428
     Advances from shareholder                       6,173          6,173
                                               ___________    ___________
               Total Current Liabilities            22,680         15,601
                                               ___________    ___________

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
          5,000,000 shares authorized,
          no shares issued and outstanding               -              -
     Common stock, $.001 par value,
          50,000,000 shares authorized,
          660,300 and 579,800 shares
          issued and outstanding, respectively         660            660
     Capital in excess of par value                113,400        113,400
     Deficit accumulated during the
          development stage                        (76,619)       (67,379)
                                               ___________    ___________
          Total Stockholders' Equity                37,441         46,681
                                               ___________    ___________
                                               $    60,121    $    62,282
                                               ___________    ___________

Note:     The balance sheet as of December 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                     For the Three       From Inception
                                      Months Ended          On May 19,
                                     March 31, 2000         Through
                                 _____________________        March 31,
                                 2004             2003          2004
                               __________     __________     __________
REVENUE                        $        -     $        -     $   10,876

COST OF GOODS SOLD                      -              -          7,000
                               __________     __________     __________
GROSS PROFIT                            -              -          3,876

OPERATING EXPENSES:
     Selling                            -              -          5,144
     General and administrative     9,246          8,472         76,233
                               __________     __________     __________
          Total Operating
          Expenses                  9,246          8,472         81,377
                               __________     __________     __________

LOSS FROM OPERATIONS               (9,246)        (8,472)       (77,501)
                               __________     __________     __________
OTHER INCOME:
     Interest income                    6             20            882
                               __________     __________     __________
          Total Other Income            6             20            882
                               __________     __________     __________

LOSS BEFORE INCOME TAXES           (9,240)        (8,452)       (76,619)

CURRENT TAX EXPENSE                     -              -              -

DEFERRED TAX EXPENSE                    -              -              -
                               __________     __________     __________

NET LOSS                      $    (9,240)   $    (8,452)   $   (76,619)
                               __________     __________     __________

LOSS PER COMMON SHARE         $      (.01)   $      (.01)   $      (.14)
                               __________     __________     __________

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH

                                     For the Three       From Inception
                                      Months Ended          On May 19,
                                        March 31,          2000 Through
                                 _____________________        March 31,
                                 2004             2003          2004
                               __________     __________     __________
Cash Flows from Operating
Activities:
  Net loss                     $   (9,240)    $   (8,452)    $  (76,619)
    Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Depreciation and
      amortization                    507            567          7,315
      Non-cash services paid by
      issuance of stock                 -              -          2,500
      Changes in assets and
      liabilities:
        (Increase) decrease in
        interest receivable            (1)             3             (2)
        (Increase) in inventory         -              -        (50,500)
        (Increase) in prepaid
        expenses                     (626)          (753)          (752)
        Increase in accounts
        payable                     7,079          5,118         34,132
                               __________     __________     __________
         Net Cash (Used) by
         Operating Activities      (2,281)        (3,517)       (83,926)
                               __________     __________     __________
Cash Flows from Investing
Activities:
     Purchase of property and
     equipment                          -              -        (10,171)
     Payments for website
     development                        -              -           (533)
                               __________     __________     __________
         Net Cash (Used) by
         Investing Activities           -              -        (10,704)
                               __________     __________     __________
Cash Flows from Financing
Activities:
     Advances from shareholder          -             28          6,173
     Proceeds from issuance of
     common stock                       -              -        104,800
     Payments for stock
     offering costs                     -              -        (10,865)
                               __________     __________     __________
         Net Cash Provided by
         Financing Activities           -             28        100,108
                               __________     __________     __________
Net Increase (Decrease) in Cash    (2,281)        (3,489)         5,478

Cash at Beginning of Period         7,759         12,701              -
                               __________     __________     __________
Cash at End of Period          $    5,478     $    9,212     $    5,478
                               __________     __________     __________
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                $        -     $        -     $        -
       Income taxes            $        -     $        -     $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the three months ended March 31, 2004:
          None

     For the three months ended March 31, 2003:
          None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

     Inventory - Inventory is carried at the lower of cost or market using the specific identification method. At March 31, 2004 and December 31, 2003, respectively, inventory consists of Kachina dolls and related artwork valued at $50,500 and $50,500. The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at March 31, 2004 and December 31, 2003.

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

     Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of March 31, 2004, the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the three months ended March 31, 2004 and 2003.

     Revenue Recognition - The Company recognizes revenue upon delivery of the product. Revenue derived from sales through art dealers and galleries is recorded net of any commissions to the dealers or galleries.

     Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the three months ended March 31, 2004 and 2003, respectively, advertising costs amounted to $0 and $0.

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

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at cost, less accumulated depreciation at:

                                            March 31,    December 31,
                                              2004          2003
                                           ___________    ___________
          Computer and office equipment    $    10,171    $    10,171

          Less: accumulated depreciation        (6,782)        (6,275)
                                           ___________    ___________
                                           $     3,389    $     3,896
                                           ___________    ___________

     Depreciation expense for the three months ended March 31, 2004 and 2003 amounted to $507 and $502, respectively.

NOTE 3 - OTHER ASSETS

     The following is a summary of other assets at cost, less accumulated amortization at:

                                             March 31,    December 31,
                                               2004          2003
                                           ___________    ___________
          Website development              $       533    $       533

          Less: accumulated amortization          (533)          (533)
                                           ___________    ___________
                                           $         -    $         -
                                           ___________    ___________

     Amortization expense for the three months ended March 31, 2004 and 2003 amounted to $0 and $65, respectively.

NOTE 4 - CAPITAL STOCK

     Preferred Stock - In March 2004, the Company amended its Articles of Incorporation to authorize 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at March 31, 2004.

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

NOTE 4 - CAPITAL STOCK [Continued]

     In September 2003, the Company issued 70,500 shares of its previously authorized but unissued common stock to pay for legal services that had previously been accrued as accounts payable of $17,625 (or $.25 per share).

     In September 2003, the Company issued 10,000 shares of its previously authorized but unissued common stock for services rendered valued at $2,500 (or $.25 per share).

NOTE 5 - INCOME TAXES

     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at March 31, 2004, operating loss carryforwards of approximately $77,700, which may be applied against future taxable income and which expire in various years through 2024.

     The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $11,700 and $10,300 as of March 31, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the three months ended March 31, 2004 is approximately $1,400.

NOTE 6 - RELATED PARTY TRANSACTIONS

     Management Compensation - The Company has not paid any compensation to any officer or director of the Company.

     Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

     Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At March 31, 2004 and December 31, 2003, respectively, the Company owed the shareholder $6,173 and $6,173. The advances bear no interest and are due on demand.

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

NOTE 8 - LOSS PER SHARE

     The following data shows the amounts used in computing loss per share:

                                       For the Three   From Inception
                                        Months Ended      On May 19,
                                         March 31,      2000 Through
                                  _____________________    March 31,
                                     2004          2003      2004
                                  __________  _________  __________
     Loss from operations
     available to common
     shareholders (numerator)      $  (9,240) $  (8,452) $  (76,619)
                                  __________  _________  __________
     Weighted average number of
     common shares outstanding
     for the period (denominator)    660,300    579,800     560,523
                                  __________  _________  __________

     Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - CONCENTRATIONS

     Geographic Region - During the three months ended March 31, 2004, all of the Company's sales and operations were located in and around Salt Lake City, Utah including all of the Company's inventory and property.

Item 2.   Management's Discussion and Analysis or Plan of Operation.


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

          As we sell Kachinas, we plan to use the proceeds to buy additional Kachinas or jewelry for resale. Our President provides us with rent-free office space, and our management has verbally agreed not to accept any compensation until we are operating profitably. Because of our low overhead, we believe that we can finance our initial needs for at least 12 months from the balance of the minimum gross proceeds of $60,000 that we realized from our public offering. We plan to keep our expenses low and to keep our inventory rolling over.

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

Item 3.   Controls and Procedures.
----------------------------------

     Within 90 days prior to the date of this Quarterly Report and as of the end of the period covered thereby or March 31, 2004, we carried out an evaluation, under the supervision and with the participation of our President, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               None.

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Two Moons Kachinas, Corp.



Date: 5/14/04                        By  /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        President and Director