Form 10QSB
period 2004-06-30
TWO MOONS KACHINAS CORP
filed 2004-08-16
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2004

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

                            June 30, 2004

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

                          JUNE 30, 2004

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]




                             CONTENTS

                                                             PAGE

     Unaudited Condensed Balance Sheets,
          June 30, 2004 and December 31, 2003                 2

     Unaudited Condensed Statements of Operations,
          for the three months and six months ended
          June 30, 2004 and 2003 and for the period
          from inception on May 19, 2000 through
          June 30, 2004                                       3

     Unaudited Condensed Statements of Cash Flows,
          for the six months ended June 30, 2004
          and 2003 and for the period from inception on
          May 19, 2000 through June 30, 2004                  4

     Notes to Unaudited Condensed Financial Statements     5 - 9

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                   June 30,   December 31,
                                                     2004         2003
                                                 ___________    ___________
CURRENT ASSETS:
     Cash                                       $    5,298     $    7,759
     Interest receivable                                 2              1
     Inventory                                      50,500         50,500
     Prepaid expenses                                  543            126
                                               ___________    ___________
          Total Current Assets                      56,343         58,386

PROPERTY AND EQUIPMENT, net                          2,881          3,896

OTHER ASSETS:
     Website development, net                            -              -
                                               ___________    ___________
                                               $    59,224    $    62,282
                                               ___________    ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                          $    20,585    $     9,428
     Advances from shareholder                       6,653          6,173
                                               ___________    ___________
               Total Current Liabilities            27,238         15,601
                                               ___________    ___________

STOCKHOLDERS' EQUITY:
     Preferred stock, $.001 par value,
          5,000,000 shares authorized,
          no shares issued and outstanding               -              -
     Common stock, $.001 par value,
          50,000,000 shares authorized,
          660,300 shares issued and
          outstanding                                  660            660
     Capital in excess of par value                113,400        113,400
     Deficit accumulated during the
          development stage                        (82,074)       (67,379)
                                               ___________    ___________
          Total Stockholders' Equity                31,986         46,681
                                               ___________    ___________
                                               $    59,224    $    62,282
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

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                 For the Three   For the Six   From Inception
                                  Months Ended   Months Ended    On May 19,
                                  June 30,         June 30,      2000 Through
                                                                   June 30,
                              2004        2003     2004       2003  2004
REVENUE                  $      -  $       -   $     -    $     -   $  10,876

COST OF GOODS SOLD              -          -         -          -       7,000
                         --------  ---------   -------    -------   ---------
GROSS PROFIT                    -          -         -          -       3,876

OPERATING EXPENSES:

  Selling                       -          -         -          -       5,144
  General and
   administrative            5,460     1,699     14,706    10,171      81,693
                         ---------  --------   --------   -------   ---------
     Total Operating
      Expenses               5,460     1,699     14,706    10,171      86,837
                         ---------  --------   --------   -------   ---------
LOSS FROM OPERATIONS        (5,460)   (1,699)   (14,706)  (10,171)    (82,961)
                         ---------  --------   --------   -------   ---------
OTHER INCOME:

  Interest income                5        11         11        31         887
                         ---------  --------   --------   -------   ---------
    Total Other Income           5        11         11        31         887
                         ---------  --------   --------   -------   ---------
LOSS BEFORE INCOME TAXES    (5,455)   (1,688)   (14,695)  (10,140)    (82,074)

CURRENT TAX EXPENSE              -         -          -         -           -

DEFERRED TAX EXPENSE             -         -          -         -           -
                         ---------  --------   --------  --------   ---------
NET LOSS                 $  (5,455) $ (1,688)  $(14,695) $(10,140)  $ (82,074)
                         ---------  --------   --------  --------   ---------
LOSS PER COMMON SHARE    $    (.01) $   (.00)  $   (.02) $   (.02)  $    (.14)
                         ---------  --------   --------  --------   ---------

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH

                                      For the Six         From Inception
                                      Months Ended          On May 19,
                                        June 30,          2000 Through
                                 _____________________        June 30,
                                 2004             2003          2004
                               __________     __________     __________
Cash Flows from Operating
Activities:
  Net loss                     $  (14,695)    $  (10,140)    $  (82,074)
    Adjustments to reconcile net
    loss to net cash used by
    operating activities:
      Depreciation and
      amortization                  1,015          1,141          7,823
      Non-cash services paid by
      issuance of stock                 -              -          2,500
      Changes in assets and
      liabilities:
        (Increase) decrease in
        interest receivable            (1)             5             (2)
        (Increase) in inventory         -              -        (50,500)
        (Increase) in prepaid
        expenses                     (417)          (538)          (543)
        Increase in accounts
        payable                    11,157          4,058         38,210
                               __________     __________     __________
         Net Cash (Used) by
         Operating Activities      (2,941)        (5,474)       (84,586)
                               __________     __________     __________
Cash Flows from Investing
Activities:
     Purchase of property and
     equipment                          -              -        (10,171)
     Payments for website
     development                        -              -           (533)
                               __________     __________     __________
         Net Cash (Used) by
         Investing Activities           -              -        (10,704)
                               __________     __________     __________
Cash Flows from Financing
Activities:
     Advances from shareholder        480             28          6,653
     Proceeds from issuance of
     common stock                       -              -        104,800
     Payments for stock
     offering costs                     -              -        (10,865)
                               __________     __________     __________
         Net Cash Provided by
         Financing Activities         480             28        100,588
                               __________     __________     __________
Net Increase (Decrease) in Cash    (2,461)        (5,446)         5,298

Cash at Beginning of Period         7,759         12,701              -
                               __________     __________     __________
Cash at End of Period          $    5,298     $    7,255     $    5,298
                               __________     __________     __________
Supplemental Disclosures of Cash Flow Information:
     Cash paid during the period for:
       Interest                $        -     $        -     $        -
       Income taxes            $        -     $        -     $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:
     For the six months ended June 30, 2004:
          None

     For the six months ended June 30, 2003:
          None

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

     Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2004 and 2003 and for the periods then ended have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

     Inventory - Inventory is carried at the lower of cost or market using the specific identification method. At June 30, 2004 and December 31, 2003, respectively, inventory consists of Kachina dolls and related artwork valued at $50,500 and $50,500. The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at June 30, 2004 and December 31, 2003.

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

     Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of June 30, 2004, the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the six months ended June 30, 2004 and 2003.

     Revenue Recognition - The Company recognizes revenue upon delivery of the product. Revenue derived from sales through art dealers and galleries is recorded net of any commissions to the dealers or galleries.

     Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the six months ended June 30, 2004 and 2003, respectively, advertising costs amounted to $0 and $0.

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

                    TWO MOONS KACHINAS, CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at cost, less accumulated depreciation at:

                                                     June 30,  December 31,
                                                       2004         2003
                                                   ___________  ___________
          Computer and office equipment   $             10,171  $    10,171

          Less: accumulated depreciation                (7,290)      (6,275)
                                                   ___________   __________
                                          $              2,881   $    3,896
                                                   ___________   __________

  Depreciation expense for the six months ended June 30, 2004 and 2003 amounted to $1,015 and $1,009, respectively.

NOTE 3 - OTHER ASSETS

  The following is a summary of other assets at cost, less accumulated amortization at:

                                                     June 30,  December 31,
                                                       2004         2003
                                                   ___________  ___________
          Website development             $                533   $      533

          Less: accumulated amortization                  (533)        (533)
                                                   ___________   __________
                                          $                  -   $        -
                                                   ___________   __________

  Amortization expense for the six months ended June 30, 2004 and 2003 amounted to $0 and $132, respectively.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - In March 2004, the Company amended its Articles of Incorporation to authorize 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at June 30, 2004.

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at June 30, 2004, operating loss carryforwards of approximately $83,000, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,400 and $10,300 as of June 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the six months ended June 30, 2004 is approximately $2,100.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

  Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At June 30, 2004 and December 31, 2003, respectively, the Company owed the shareholder $6,653 and $6,173. The advances bear no interest and are due on demand.

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

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                                For the Three     For the Six   From Inception
                                Months Ended     Months Ended     On May 19,
                                  June 30,          June 30,      2000 Through
                              __________________________________   June 30,
                               2004      2003     2004    2003       2004
                              _______________________________________________
     Loss from operations
     available to common
     shareholders (numerator) $(5,455) $(1,688) $(14,695) $(10,140) $ (82,074)
                              _______  _______  ________  ________  _________
     Weighted average number
     of common shares
     outstanding for the
     period (denominator)     660,300  579,800   660,300   579,800    566,564
                              _______  _______  ________  ________  _________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - CONCENTRATIONS

  Geographic Region - During the three months ended June 30, 2004, all of the Company's sales and operations were located in and around Salt Lake City, Utah including all of the Company's inventory and property.

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

Item 3.   Controls and Procedures.
----------------------------------

     As of the end of the period covered by this Quarterly Report, we carried out an evaluation, under the supervision and with the participation of our President, of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our President concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls over financial reporting, and there have been no changes in our internal controls or in other factors in the last fiscal quarter that has materially affected or is reasonably likely to materially affect our internal control over financial reporting.

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



Date: 8/16/2004                      By  /s/ David C. Merrell
     --------------                     -------------------------------------
                                        David C. Merrell
                                        President and Director