Form 10QSB
period 2004-09-30
TWO MOONS KACHINAS CORP
filed 2004-10-29
CIK 1140098

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549


                                FORM 10-QSB


[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2004

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

                          September 30, 2004

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

                    TWO MOONS KACHINAS CORP.
                  [A Development Stage Company]

             UNAUDITED CONDENSED FINANCIAL STATEMENTS

                       SEPTEMBER 30, 2004

                    TWO MOONS KACHINAS CORP.
                  [A Development Stage Company]




                             CONTENTS

                                                                PAGE

     Unaudited Condensed Balance Sheets,
          September 30, 2004 and December 31, 2003                2


     Unaudited Condensed Statements of Operations,
          for the three and nine months ended September 30, 2004
          and 2003 and for the period from inception on
          May 19, 2000 through September 30, 2004                 3


     Unaudited Condensed Statements of Cash Flows,
          for the nine months ended September 30, 2004
          and 2003 and for the period from inception on
          May 19, 2000 through September 30, 2004                 4


     Notes to Unaudited Condensed Financial Statements        5 - 9

                    TWO MOONS KACHINAS CORP.
                  [A Development Stage Company]

                UNAUDITED CONDENSED BALANCE SHEETS

                              ASSETS

                                                  September 30,  December 31,
                                                       2004          2003
                                                   ___________   ___________
CURRENT ASSETS:
  Cash                                             $     2,974   $     7,759
  Interest receivable                                        2             1
  Inventory                                             50,500        50,500
  Prepaid expenses                                         333           126
                                                   ___________   ___________
        Total Current Assets                            53,809        58,386

PROPERTY AND EQUIPMENT, net                              2,369         3,896

OTHER ASSETS:
  Website development, net                                   -             -
                                                   ___________   ___________
                                                   $    56,178   $    62,282
                                                   ___________   ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                 $    20,511   $     9,428
  Advances from shareholder                              6,653         6,173
                                                   ___________   ___________
        Total Current Liabilities                       27,164        15,601
                                                   ___________   ___________

STOCKHOLDERS' EQUITY:
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                          -             -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   660,300 shares issued and
   outstanding                                             660           660
  Capital in excess of par value                       113,400       113,400
  Deficit accumulated during the
   development stage                                   (85,046)      (67,379)
                                                   ___________   ___________
        Total Stockholders' Equity                      29,014        46,681
                                                   ___________   ___________
                                                   $    56,178   $    62,282
                                                   ___________   ___________


Note:   The balance sheet as of December 31, 2003 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TWO MOONS KACHINAS CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                For the Three    For the Nine   From Inception
                                Months Ended     Months Ended     On May 19,
                                September 30,    September 30,  2000 Through
                             ________________  _______________  September 30,
                             2004        2003  2004       2003      2004
                             ________________  _______________  _____________
REVENUE                      $ 2,500  $     -  $  2,500  $      - $ 13,376

COST OF GOODS SOLD             2,000        -     2,000         -    9,000
                             _______  _______  ________  ________ ________
GROSS PROFIT                     500        -       500         -    4,376

OPERATING EXPENSES:
  Selling                          -        -         -         -    5,144
  General and administrative   3,479   16,606    18,185    26,777   85,172
                             _______  _______  ________  ________ ________
     Total Operating Expenses  3,479   16,606    18,185    26,777   90,316
                             _______  _______  ________  ________ ________
LOSS FROM OPERATIONS          (2,979) (16,606)  (17,685)  (26,777) (85,940)
                             _______  _______  ________  ________ ________
OTHER INCOME:
  Interest income                  7        5        18        36      894
                             _______  _______  ________  ________ ________
        Total Other Income         7        5        18        36      894
                             _______  _______  ________  ________ ________

LOSS BEFORE INCOME TAXES      (2,972) (16,601)  (17,667)  (26,741) (85,046)

CURRENT TAX EXPENSE                -        -         -         -        -

DEFERRED TAX EXPENSE               -        -         -         -        -
                             _______  _______  ________  ________ ________
NET LOSS                     $(2,972)$(16,601) $(17,667) $(26,741)$(85,046)
                             _______  _______  ________  ________ ________

LOSS PER COMMON SHARE        $  (.00) $  (.03) $   (.03) $   (.05)$   (.15)
                             _______  _______  ________  ________ ________



The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TWO MOONS KACHINAS CORP.
                  [A Development Stage Company]

           UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH

                                             For the Nine      From Inception
                                             Months Ended         On May 19,
                                             September 30,      2000 Through
                                          _____________________ September 30,
                                             2004       2003         2004
                                          __________ __________   __________
Cash Flows from Operating Activities:
 Net loss                                 $  (17,667)$  (26,741)  $  (85,046)
 Adjustments to reconcile net loss to net
 cash used by operating activities:
  Depreciation and amortization                1,527      1,700        8,335
  Non-cash services paid by issuance of stock      -      2,500        2,500
  Changes in assets and liabilities:
   (Increase) decrease in interest receivable     (1)         6           (2)
   (Increase) in inventory                         -          -      (50,500)
   (Increase) in prepaid expenses               (207)      (324)        (333)
   Increase in accounts payable               11,083     15,423       38,136
                                          __________ __________   __________
        Net Cash (Used) by Operating
        Activities                            (5,265)    (7,436)     (86,910)
                                          __________ __________   __________
Cash Flows from Investing Activities:
 Purchase of property and equipment                -          -      (10,171)
 Payments for website development                  -          -         (533)
                                          __________ __________   __________
        Net Cash (Used) by Investing
        Activities                                 -          -      (10,704)
                                          __________ __________   __________
Cash Flows from Financing Activities:
 Advances from shareholder                       480        697        6,653
 Proceeds from issuance of common stock            -          -      104,800
 Payments for stock offering costs                 -          -      (10,865)
                                          __________ __________   __________
        Net Cash Provided by Financing
        Activities                               480        697      100,588
                                          __________ __________   __________
Net Increase (Decrease) in Cash               (4,785)    (6,739)       2,974

Cash at Beginning of Period                    7,759     12,701            -
                                          __________ __________   __________
Cash at End of Period                     $    2,974 $    5,962   $    2,974
                                          __________ __________   __________
Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:

   Interest                               $        - $        -   $        -
   Income taxes                           $        - $        -   $        -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the nine months ended September 30, 2004:
     None

  For the nine months ended September 30, 2003:
     In September 2003, the Company issued 70,500 shares of common stock to repay accounts payable of $17,625 and the Company issued 10,000 shares of stock for services valued at $2,500.

The accompanying notes are an integral part of these unaudited condensed financial statements.

                    TWO MOONS KACHINAS CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Organization - Two Moons Kachinas Corp. ("the Company") was organized under the laws of the State of Nevada on May 19, 2000. The Company sells Hopi Kachina Dolls and related artwork. The Company has not yet generated significant revenues from its planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

  Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 2004 and 2003 and for the periods then ended have been made.

  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2003 audited financial statements. The results of operations for the periods ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

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

  Inventory - Inventory is carried at the lower of cost or market using the specific identification method. At September 30, 2004 and December 31, 2003, respectively, inventory consists of Kachina dolls and related artwork valued at $50,500 and $50,500. The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at September 30, 2004 and December 31, 2003.

                    TWO MOONS KACHINAS CORP.
                  [A Development Stage Company]

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

  Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of September 30, 2004, the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the nine months ended September 30, 2004 and 2003.

  Revenue Recognition - The Company recognizes revenue upon delivery of the product. Revenue derived from sales through art dealers and galleries is recorded net of any commissions to the dealers or galleries.

  Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the nine months ended September 30, 2004 and 2003, respectively, advertising costs amounted to $0 and $0.

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

                    TWO MOONS KACHINAS CORP.
                  [A Development Stage Company]

        NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment at cost, less accumulated depreciation at:

                                                  September 30,  December 31,
                                                     2004           2003
                                                   ___________   ___________
          Computer and office equipment            $    10,171   $    10,171

          Less: accumulated depreciation                (7,802)       (6,275)
                                                   ___________   ___________
                                                   $     2,369   $     3,896
                                                   ___________   ___________

  Depreciation expense for the nine months ended September 30, 2004 and 2003 amounted to $1,527 and $1,522, respectively.

NOTE 3 - OTHER ASSETS

  The following is a summary of other assets at cost, less accumulated amortization at:

                                                  September 30,  December 31,
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
                                                   ___________   ___________

  Amortization expense for the nine months ended September 30, 2004 and 2003 amounted to $0 and $178, respectively.

NOTE 4 - CAPITAL STOCK

  Preferred Stock - In March 2004, the Company amended its Articles of Incorporation to authorize 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at September 30, 2004.

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

                    TWO MOONS KACHINAS CORP.
                  [A Development Stage Company]

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

NOTE 5 - INCOME TAXES

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
  SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at September 30, 2004, operating loss carryforwards of approximately $86,000, which may be applied against future taxable income and which expire in various years through 2024.

  The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $12,900 and $10,300 as of September 30, 2004 and December 31, 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the nine months ended September 30, 2004 is approximately $2,600.

NOTE 6 - RELATED PARTY TRANSACTIONS

  Management Compensation - The Company has not paid any compensation to any officer or director of the Company.

  Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

  Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At September 30, 2004 and December 31, 2003, respectively, the Company owed the shareholder $6,653 and $6,173. The advances bear no interest and are due on demand.

                    TWO MOONS KACHINAS CORP.
                  [A Development Stage Company]

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

NOTE 8 - LOSS PER SHARE

  The following data shows the amounts used in computing loss per share:

                               For the Three    For the Nine    From Inception
                               Months Ended     Months Ended      On May 19,
                               September 30,    September 30,    2000 Through
                             ________________ _________________  September 30,
                               2004    2003    2004      2003       2004
                             ________________ _________________  __________
  Loss from operations
  available to common
  shareholders (numerator)   $(2,972)$(16,601)$(17,667)$(26,741) $  (85,046)
                             _______ ________ ________ ________  __________
  Weighted average number of
  common shares outstanding
  for the period (denominator)660,300 586,800  660,300  582,159     571,970
                             ________ _______ ________ ________  __________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

NOTE 9 - CONCENTRATIONS

  Geographic Region - During the nine months ended September 30, 2004, all of the Company's sales and operations were located in and around Salt Lake City, Utah including all of the Company's inventory and property.

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

          As we sell Kachinas, we plan to use the proceeds to buy additional Kachinas or jewelry for resale. Our President provides us with rent-free office space, and our management has verbally agreed not to accept any compensation until we are operating profitably. Because of our low overhead, we believe that we can finance our needs for the next 12 months from current resources. We plan to keep our expenses low and to keep our inventory rolling over.

Results of Operations
---------------------

     Three Months ended September 30, 2004 versus September 30, 2003.
     ----------------------------------------------------------------

          We had revenues from operations of $2,500 in the three months ended September 30, 2004, with $2,000 in cost of goods sold for a gross profit of $500. We had $0 revenues from operations in the three months ended September 30, 2003. Our general and administrative expenses for the quarter ended September 30, 2004, were $3,479, and for the quarter ended September 30, 2003, were $16,606, which resulted in a loss from operations of ($2,979) and ($16,606), respectively. We had interest income for the quarter ended September 30, 2004, of $7 and for the quarter ended September 30, 2003, of $5. Our Company's net loss was ($2,972) for the quarter ended September 30, 2004, and ($16,601) for the quarter ended September 30, 2003.

     Nine Months ended September 30, 2004 versus September 30, 2003.
     ---------------------------------------------------------------

          For the nine months ended September 30, 2004, we had revenues from operations of $2,500, with $2,000 in cost of goods sold for a gross profit of $500. We had $0 revenues from operations in the nine months ended September 30, 2003. Our general and administrative expenses for the nine months ended September 30, 2004 and 2003, were $18,185 and $26,777, respectively, which resulted in a loss from operations of ($17,685) and ($26,741), respectively. For the nine months ended September 30, 2004 and 2003, we had interest income of $18 and $36 and a net loss of ($17,667) and ($26,741), respectively.

Liquidity
---------

          We had cash on had at September 30, 2004, of $2,974, which we believe will be sufficient to continue our operations for the next 12 months. In the event we feel we need to raise additional funds not provided by operations, we plan on doing so through loans or through additional sales of our common stock. We also have received advances from an officer as of September 30, 2004, of $6,653.

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

                    PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
----------------------------

          None; not applicable.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
----------------------------------------------------------------------

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

Item 6.   Exhibits and Reports on Form 8-K.
-------------------------------------------

          (a)  Exhibits.

               31.1   302 Certification of David C. Merrell

               32     906 Certification

          (b)  Reports on Form 8-K.

               None.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     Two Moons Kachinas Corp.



Date: 10/29/2004                     By  /s/ David C. Merrell
     -----------                        -------------------------------------
                                        David C. Merrell
                                        President and Director