Form 10KSB
period 2004-12-31
TWO MOONS KACHINAS CORP
filed 2005-01-31
CIK 1140098

U. S. Securities and Exchange Commission
                     Washington, D. C.  20549

                          FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _____________ to ____________

                   Commission File No. 333-60906


                       A.C.T. HOLDINGS, INC.
                       ---------------------
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

     Check if there is no disclosure of delinquent files in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State Company's revenues for its most recent fiscal year: December 31, 2004 - $2,500.

     State the aggregate market value of the voting stock of the Company held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

January 27, 2005 - $408,659. There are presently approximately 3,405,490 shares of common voting stock of our Company that are beneficially owned by non-affiliated persons. There is a limited public market for our common stock; this valuation is based upon the offering price of our common stock in our 2001 public offering pursuant to Form SB-2 that was filed with the Securities and Exchange Commission on May 14, 2001, and which became effective on August 10, 2001. See Part III, Item 1.

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

                    January 27, 2005 - 5,480,490 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Part III, Item I.

Transitional Small Business Issuer Format   Yes  X    No
                                                ---      ---

                              PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

          A.C.T. Holdings, Inc. (our "Company" or "ACT" or "we," "our," "us" or words of similar import) was formed on May 19, 2000. We were organized for the purpose of marketing and selling Kachina dolls in the $6,000 to $8,000 price range. A Kachina doll is a carved wooden doll that resembles a Kachina or benevolent spirit recognized by the Hopi Indians of the American Southwest.

          In May, 2000, 4,150,000 shares of our common stock were issued to our two founders who were directors and executive officers, 2,075,000 shares to each (all computations herein reflect an 8.3 for one dividend at November 8, 2004, that is referenced below), in consideration of the aggregate sum of $25,000 or $12,500 from each.

          On May 14, 2001, we filed an SB-2 Registration Statement with the Securities and Exchange Commission to offer and sell 1,660,000 shares of our common stock at an offering price of $0.12 per share. This Registration Statement became effective on August 10, 2001, and we closed the offering after the sale of 662,340 shares on or about November 8, 2001.

            We filed an 8-A with the Securities and Exchange Commission on May 28, 2003, which registered our common stock under Section 12(g) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). See Part III, Item 13.

            On September 26, 2003, we filed an S-8 Registration Statement to issue an aggregate of 668,150 of our shares of common stock for services under two written compensation agreements. See Part III, Item 13.

            On November 8, 2004, we effected a forward split, by dividend, of our outstanding common stock on a basis of 8.3 for one, while retaining the current par value of $0.001 and authorized shares, and with appropriate adjustments in the capital accounts of our Company. The dividend required a mandatory exchange of certificates. Our OTC Bulletin Board symbol was changed from "TWMK" to "ACTH" as a result. All computations herein take into account this dividend.

            On December 15, 2004, we amended our By-Laws to allow for the majority of stockholders to take action without a meeting, in lieu of the consent of all stockholders for any stockholder action without a meeting. A copy of the actual Bylaw amendment is contained in our 8-K Current Report dated December 15, 2004, that was filed with the Securities and Exchange Commission on December 29, 2004, and which is incorporated herein by reference. See Part III, Item 13.

            On December 30, 2004, we filed with the Nevada Secretary of State a Certificate of Amendment changing our name from "Two Moons Kachinas, Inc." to "A.C.T. Holdings, Inc." This action was taken pursuant to Article X of our Articles of Incorporation, as amended, which permits our Board of Directors to change the Company's name without stockholder approval. A copy of the Certificate of Amendment was filed with our 8-K Current Report dated December 30, 2004, that was filed with the Securities and Exchange Commission on January 3, 2005, and which is incorporated herein by reference. See Part III,
Item 13.

Subsequent Events.
-----------------

            Effective January 3, 2005, we and our newly formed wholly-owned subsidiary entered into an Agreement and Plan of Merger (the "Merger Agreement") with Advanced Cell Technology, Inc., a Delaware corporation ("Advanced Cell"). The Merger Agreement calls for us to issue up to 17,736,175 shares of our common stock to the shareholders of Advanced Cell for 100% of the outstanding equity securities of Advanced Cell and whereby Advanced Cell would become a wholly-owned subsidiary of ours. The Merger Agreement is conditioned upon Advanced Cell raising at least $3,000,000 in a private offering to "accredited investors" prior to closing. The acquisition, if complete, would result in a change of control of our Company and a change in management would also occur. The proposed acquisition is subject to certain other terms and conditions. Final consummation of the proposed acquisition is not guaranteed. Our 8-K Current Report dated December 30, 2004, that was filed with the Securities and Exchange Commission on January 4, 2005, and which is incorporated herein by reference, contains a copy of the Merger Agreement, for additional information our the proposed acquisition.
See Part III, Item 13. If the Merger Agreement is finalized and closed, we will cease our current operations of selling Kachinas dolls and undertake as a successor, the current and intended business operations of Advanced Cell. Advanced Cell is a biotechnology company in the emerging field of regenerative medicine. No assurance can be given that this Merger Agreement will be completed.

          If the Merger Agreement with Advanced Cell closes, simultaneous with such closing, certain persons who were pre-Merger Agreement stockholders of our Company have agreed to sell approximately 4,980,000 shares of our common stock to certain other persons who were either instrumental in introducing Advanced Cell to us or who were introduced to these selling stockholders by those persons who introduced Advanced Cell to us. Certain of the principal selling stockholders who have agreed to sell these shares are required to execute and deliver a Lock-Up/Leak-Out Agreement that covers the remaining shares held by these persons and all buyers of these shares will be required to execute and deliver a Lock-Up/Leak-Out Agreement concerning the shares that they may purchase. Of these shares, 1,921,667 will be sold by David C. Merrell, the Company's President, Secretary, Treasurer and sole director (1,106,256 of these shares will be cancelled to the treasury); and the purchasers of these securities will receive "restricted securities," with a new holding period that commenced on the completion of the closing of the Merger Agreement, along with being subject to resales pursuant to a Lock-up/Leak-Out Agreement. The Lock-Up/Leak-Out Agreements require all resales of the common stock covered thereby to be made in compliance with the "brokers' transactions" and "manner of sale" requirements of Rule 144, and limit resales to no more than 1/12th of such holders' holdings in any monthly period of such 12 month period, on a non-cumulative basis.

Business.
---------

          We principally market Hopi Kachina Dolls. Each Kachina doll represents a different Kachina, or benevolent spirit, who lives among the Hopi for a six month period each year, generally from February to July. The Kachina tradition is a religious practice that is unique only to the Pueblo tribes of Arizona and New Mexico, which include the Hopi.

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

          The Kachina dolls that we have marketed are unique works of collectable art. We specialize in the higher end of the market, with prices generally ranging from $6,000 to $8,000.

Principal Products or Services and their Markets.
-------------------------------------------------

          There are over 350 varieties of Kachinas and our Company will specialize in dolls in the $6,000 to $8,000 price range. All Kachina dolls will be signed by the artist, and will include the name of the Kachina and the village where the artist is from.

          We also sell jewelry.

Distribution Methods of our Products or Services.
-------------------------------------------------

          We market and distribute the Kachinas and our jewelry in two ways; first, through our web site with multiple pictures and descriptions of each piece, and second, by placing a few pieces at a time on an Internet auction site such as E-bay or on consignment in retail speciality stores. Our sole officer also uses a computer at his home office to monitor our corporate web site.

          In December, 2001, our Company acquired our first inventory the remainder of which can be viewed on our web site, www.twomoonskachinas.com, and entered into consignment relationships with Crosby Collections in Park City, Utah, and Payne Anthony's in Trolley Square in Salt Lake City, Utah. We attended in early 2003 the Marin County American Indian Arts Show which was held on February 21-23, 2003; we also attended shows in San Francisco and Del Mar, California; and we are actively researching the availability of similar events to showcase our products.

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

Sources and Availability of Raw Materials.
------------------------------------------

          We plan to acquire Kachinas for sale through the help of Indian traders who have dealt with Hopi carvers for many years. David C. Merrell, our President, has contacts that will allow us to purchase Kachinas at below wholesale prices. There are many Hopi Kachina carvers, but only a limited number who produce the quality of Kachina that our Company markets. However, we believe that our ability to purchase inventory will be limited more by lack of funding than by the limited number of carvers.

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

Number of Employees.
--------------------

          Management of our Company works on an as needed basis; we have no employees. If and when needed, one full time employee will be hired.

Item 2.  Description of Property.
         ------------------------

          We do not currently own any property. Our executive office is the home of David C. Merrell, our President, and is provided rent free. We use a third-party web hosting service to house and maintain our web site.

Item 3.  Legal Proceedings.
         ------------------

          We are not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against us. No director, executive officer or affiliate of ours or owner of record or beneficially of more than five percent of our common stock is a party adverse to us or has a material interest adverse to us in any proceeding.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         We did submit the following matters to a vote of our shareholders during the calendar year ended December 31, 2004: we filed a Definitive Information Statement with the Securities and Exchange Commission on February 24, 2004, regarding two amendments to our Articles of Incorporation that increased our authorized shares by adding a class of preferred stock; and allowed our Board of Directors to change our name without stockholder approval. See our Definitive Information Statement that is incorporated herein by reference in Part III, Item 13.

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information.
-------------------

         Pink Sheets LLC provided the following quotations. They do not represent actual transactions and they do not reflect dealer markups, markdowns or commissions.

                             STOCK QUOTATIONS

                                            CLOSING BID

Quarter ended:                        High                Low
--------------                        ----                ---

March 31, 2003                        0.50                0.50

June 30, 2003                         0.50                0.50

September 30, 2003                    0.50                0.50

December 31, 2003                     0.52                0.50

March 31, 2004                        0.60                0.52

June 30, 2004                         0.62                0.60

September 30, 2004                    0.64                0.62

October 1, 2004 through
November 8, 2004                      0.75                0.64

November 9, 2004 through
December 31, 2004                     0.12                0.10
(After 8.3 for 1 split)

         Since September 24, 2002, our common stock has been quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc.
("NASD").  Our current symbol is "ACTH."   No assurance can be given that any
market for our Company's common stock will develop or be maintained. If a public market ever develops in the future, the sale of "unregistered" and "restricted" shares of common stock pursuant to Rule 144 of the Securities and Exchange Commission by our current stockholders may have a substantial negative impact on any such public market.

          There are no outstanding options, warrants or calls to purchase any of our authorized shares; however, subject to the closing of the Merger Agreement with Advanced Cell, certain warrants of our Company have been authorized to be issued. See the heading "Subsequent Events" of the heading "Business Development" of Part I, Item 1, above.

          Future sales of the "unregistered" and "restricted" shares of common stock may decrease the value of our common stock in any public market that may develop for our common stock. See Part III, Item 11, "Security Ownership of Certain Beneficial Owners and Management," below.

Recent Sales of Unregistered Securities.
----------------------------------------

          The following table provides information about all "unregistered" and "restricted" securities that we have sold since inception, and which were not registered under the Securities Act of 1933, as amended (the "Securities Act"):
                                        Number
                         Date           of         Aggregate
Name of Owner            Acquired       Shares*    Consideration
-------------            --------       ------     ------------

David C. Merrell         5-19-00        2,075,000   $12,500
                                        Common

R. Kip Paul              5-19-00        2,075,000   $12,500
                                        Common

          Management believed that Messrs. Merrell and Paul were "accredited investors" as that term is defined under applicable federal and state securities laws, rules and regulations, because they were directors and executive officers of our Company at the time of the offer and sale of these securities. Management also believed that the offer and sale of these shares of common stock was exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 4(2) thereof, Rule 506 of Regulation D promulgated thereunder by the Securities and Exchange Commission. Section 18 of the Securities Act preempted state registration for offerings to "accredited investors."

Holders.
--------

          The number of record holders as of January 27, 2005, was approximately 60, with 5,480,490 shares outstanding.

Dividends.
----------

          We have not declared any cash dividends with respect to our common stock, and do not intend to declare dividends in the foreseeable future. There are no material restrictions limiting, or that are likely to limit, our ability to pay dividends on our securities.

Securities Authorized for Issuance under Equity Compensation Plans.
-------------------------------------------------------------------

          The table has not been included because we have not adopted any such plans; however, subject to the closing of the Merger Agreement with Advanced Cell, the Stock Option Plan of Advanced Cell with be adopted as our Stock Option Plan. See the heading "Subsequent Events" of the heading "Business Development" of Part I, Item 1, above.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

          Subject to whether the Merger Agreement with Advanced Cell is completed as discussed under the heading "Subsequent Events" of the heading "Business Development" of Part I, Item 1, above, our plan of operation for the next 12 months is to continue sales of Kachina dolls and jewelry, both through our own web site and through Internet auction sites and consignment to specialty stores.

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

          Mr. Merrell is well-informed about Kachinas and plan to stay up-to-date on current trends through reading industry publications, visiting trade shows and communicating with personal contacts.

Item 7.  Financial Statements.
         ---------------------

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

                CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2004

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]




                             CONTENTS

                                                                    PAGE


        Report of Independent Registered Public
             Accounting Firm                                          1


        Consolidated Balance Sheet, December 31, 2004                 2


        Consolidated Statements of Operations, for the
             years ended December 31, 2004 and 2003
             and for the period from inception on
             May 19, 2000 through December 31, 2004                   3


        Consolidated Statement of Stockholders' Equity,
             from inception on May 19, 2000 through
             December 31, 2004                                    4 - 5


        Consolidated Statements of Cash Flows, for the
             years ended December 31, 2004 and 2003
             and for the period from inception on
             May 19, 2000 through December 31, 2004                   6

        Notes to Consolidated Financial Statements               7 - 12

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors
A.C.T. HOLDINGS, INC. AND SUBSIDIARY
(Formerly Two Moons Kachinas, Corp.)
Sandy, Utah

We have audited the accompanying consolidated balance sheet of A.C.T. Holdings, Inc. and Subsidiary [a development stage company] as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on May 19, 2000 through December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of A.C.T. Holdings, Inc. and Subsidiary [a development stage company] as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003 and for the period from inception on May 19, 2000 through December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management's plans in regards to these matters are also described in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.



/S/Pritchett, Siler & Hardy
PRITCHETT, SILER & HARDY, P.C.

Salt Lake City, Utah
January 17, 2005

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

                    CONSOLIDATED BALANCE SHEET


                              ASSETS

                                                           December 31,
                                                               2004
                                                           ___________
CURRENT ASSETS:
  Cash                                                     $     2,742
  Interest receivable                                                4
  Inventory                                                     50,500
  Prepaid expense                                                  123
                                                           ___________
        Total Current Assets                                    53,369

PROPERTY AND EQUIPMENT, net                                      1,856

OTHER ASSETS:
  Website development, net                                           -
                                                           ___________
                                                           $    55,225
                                                           ___________


LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)


CURRENT LIABILITIES:
  Accounts payable                                         $    54,386
  Advances from shareholder                                      6,653
                                                           ___________
        Total Current Liabilities                               61,039
                                                           ___________

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.001 par value,
   5,000,000 shares authorized,
   no shares issued and outstanding                                  -
  Common stock, $.001 par value,
   50,000,000 shares authorized,
   5,480,490 shares issued and
   outstanding                                                   5,480
  Capital in excess of par value                               108,580
  Deficit accumulated during the
   development stage                                          (119,874)
                                                           ___________
        Total Stockholders' Equity (Deficit)                    (5,814)
                                                           ___________
                                                           $    55,225
                                                           ___________


The accompanying notes are an integral part of this consolidated financial statement.

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

              CONSOLIDATED STATEMENTS OF OPERATIONS


                                               For the       From Inception
                                              Year Ended        on May 19,
                                             December 31,     2000 Through
                                      ______________________  December 31,
                                           2004      2003         2004
                                      __________  __________  ____________
REVENUE                               $    2,500  $    3,200  $     13,376

COST OF GOODS SOLD                         2,000       2,500         9,000
                                      __________  __________  ____________
GROSS PROFIT                                 500         700         4,376
                                      __________  __________  ____________
OPERATING EXPENSES:
  Selling                                      -           -         5,144
  General and administrative              53,022      30,462       120,009
                                      __________  __________  ____________
      Total Operating Expenses            53,022      30,462       125,153
                                      __________  __________  ____________

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME                           (52,522)    (29,762)     (120,777)

OTHER INCOME:
  Interest income                             27          41           903
                                      __________  __________  ____________
LOSS BEFORE INCOME TAXES                 (52,495)    (29,721)     (119,874)

CURRENT TAX EXPENSE                            -           -             -

DEFERRED TAX EXPENSE                           -           -             -
                                      __________  __________  ____________
NET LOSS                              $  (52,495) $  (29,721) $   (119,874)
                                      __________  __________  ____________

LOSS PER COMMON SHARE                 $     (.01) $     (.01) $       (.03)
                                      __________  __________  ____________


The accompanying notes are an integral part of these consolidated financial statements.

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

            FROM THE DATE OF INCEPTION ON MAY 19, 2000

                    THROUGH DECEMBER 31, 2004

                                                                    Deficit
                                                                  Accumulated
                       Preferred Stock Common Stock  Capital in   During the
                       _____________________________  Excess of  Development
                       Shares Amount Shares   Amount  Par Value     Stage
                       ______ ______ ________ ______ ___________ ___________
BALANCE, May 19, 2000       - $    -        - $    - $         - $         -

Issuance of 4,150,000
shares of common stock
for cash at
approximately $.006
per share, May 2000         -      - 4,150,000 4,150      20,850           -

Net loss for the
period ended December
31, 2000                    -      -         -     -           -        (916)
                       ______ ______ ________ ______ ___________ ___________
BALANCE,
December 31, 2000           -      - 4,150,000 4,150      20,850        (916)

Issuance of 662,340
shares of common
stock for cash at
approximately $.1205
per share, net of
offering costs of
$10,865, November 2001      -      -   662,340   662      68,273           -

Net loss for the year
ended December 31, 2001     -      -         -     -           -     (10,467)
                       ______ ______ ________ ______ ___________ ___________
BALANCE,
December 31, 2001           -      - 4,812,340 4,812      89,123     (11,383)

Net loss for the year
ended December 31, 2002     -      -         -     -           -     (26,275)
                       ______ ______ ________ ______ ___________ ___________
BALANCE,
December 31, 2002           -      - 4,812,340 4,812      89,123     (37,658)

Issuance of 668,150
shares of common stock
at approximately $.03
per share, for legal
services of $2,500 and
reduction of accounts
payable for legal
services of $17,625,
September 2003              -      -   668,150   668      19,457           -

Net loss for the year
ended December 31, 2003     -      -         -     -           -     (29,721)
                       ______ ______ ________ ______ ___________ ___________


[Continued]

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

     CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

            FROM THE DATE OF INCEPTION ON MAY 19, 2000

                    THROUGH DECEMBER 31, 2004

                           [Continued]
                                                                    Deficit
                                                                  Accumulated
                       Preferred Stock Common Stock  Capital in   During the
                       _____________________________  Excess of  Development
                       Shares Amount Shares   Amount  Par Value     Stage
                       ______ ______ ________ ______ ___________ ___________

BALANCE,
December 31, 2003           -      - 5,480,490 5,480     108,580     (67,379)

Net loss for the year
ended December 31, 2004     -      -         -     -           -     (52,495)
                       ______ ______ ________ ______ ___________ ___________

BALANCE,
December 31, 2004           - $    - 5,480,490$5,480 $   108,580 $  (119,874)
                       ______ ______ ________ ______ ___________ ___________



The accompanying notes are an integral part of this consolidated financial statement.

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

              CONSOLIDATED STATEMENTS OF CASH FLOWS

                 NET INCREASE (DECREASE) IN CASH

                                               For the       From Inception
                                              Year Ended        on May 19,
                                             December 31,     2000 Through
                                      ______________________  December 31,
                                           2004      2003         2004
                                      __________  __________  ____________
Cash Flows from Operating Activities:
 Net loss                             $  (52,495) $  (29,721) $   (119,874)
 Adjustments to reconcile net loss to
   net cash used by operating activities:
  Depreciation and amortization            2,040       2,212         8,848
  Non-cash services paid by issuance of
   stock                                       -       2,500         2,500
  Changes in assets and liabilities:
    (Increase) decrease in interest
     receivable                               (3)          7            (4)
    (Increase) decrease in inventory           -       2,500       (50,500)
    (Increase) decrease in prepaid expense     3        (109)         (123)
    Increase in accounts payable          44,958      16,816        72,011
                                      __________  __________  ____________
     Net Cash (Used) by Operating
     Activities                           (5,497)     (5,795)      (87,142)
                                      __________  __________  ____________
Cash Flows from Investing Activities:
 Purchase of property and equipment            -           -       (10,171)
 Payments for website development              -           -          (533)
                                      __________  __________  ____________
     Net Cash (Used) by Investing
     Activities                                -           -       (10,704)
                                      __________  __________  ____________
Cash Flows from Financing Activities:
 Advances from shareholder                   480         853         6,653
 Proceeds from issuance of common stock        -           -       104,800
 Payments for stock offering costs             -           -       (10,865)
                                      __________  __________  ____________
     Net Cash Provided by Financing
     Activities                              480         853       100,588
                                      __________  __________  ____________
Net Increase (Decrease) in Cash           (5,017)     (4,942)        2,742

Cash at Beginning of Period                7,759      12,701             -
                                      __________  __________  ____________
Cash at End of Period                 $    2,742  $    7,759  $      2,742
                                      __________  __________  ____________

Supplemental Disclosures of Cash Flow Information:
 Cash paid during the period for:

   Interest                           $        -  $        -  $          -
   Income taxes                       $        -  $        -  $          -

Supplemental Schedule of Non-cash Investing and Financing Activities:
  For the period from inception on May 19, 2000 through December 31, 2004:
     In September 2003, the Company issued 585,150 shares of common stock to pay legal fees of $17,625 previously accrued in accounts payable and the Company issued 83,000 shares of stock for current legal services valued at $2,500.

The accompanying notes are an integral part of these consolidated financial statements.

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Organization - A.C.T. Holdings, Inc. ("Parent") was organized under the laws of the State of Nevada on May 19, 2000 as Two Moons Kachinas, Corp. In December 2004, Parent changed its name to A.C.T. Holdings, Inc.

        A.C.T. Acquisitions Corp., Inc. ("Subsidiary") was organized under the laws of the State of Delaware on December 16, 2004 as a wholly-owned subsidiary of Parent.

        A.C.T. Holdings, Inc. and Subsidiary (the "Company") sells Hopi Kachina Dolls and related artwork. The Company has not yet generated significant revenues from their planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards No. 7. The Company has, at the present time, not paid any dividends and any dividends that may be paid in the future will depend upon the financial requirements of the Company and other relevant factors.

        Consolidation - The consolidated financial statements include the accounts of Parent and its wholly-owned Subsidiary. All significant intercompany transactions have been eliminated in consolidation.

        Cash and Cash Equivalents - The Company considers all highly-liquid debt investments purchased with a maturity of three months or less to be cash equivalents.

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

        Inventory - Inventory is carried at the lower of cost or market using the specific identification method. At December 31, 2004, inventory consists of Kachina dolls and related artwork valued at $50,500. The Company has estimated that no allowance for slow moving or obsolete inventory was necessary at December 31, 2004.

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

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES [Continued]

        Website Costs - The Company has adopted the provisions of Emerging Issues Task Force 00-2, "Accounting for Web Site Development Costs." Costs incurred in the planning stage of a website are expensed as research and development while costs incurred in the development stage are capitalized and amortized over the life of the asset, estimated to be two years. As of December 31, 2004, the Company has capitalized a total of $533 of website costs. The Company did not incur any planning costs and did not record any research and development costs for the years ended December 31, 2004, and 2003.

        Revenue Recognition - The Company recognizes revenue upon delivery of the product. Revenue derived from sales through art dealers and galleries is recorded net of any commissions to the dealers or galleries.

        Advertising Costs - Advertising costs, except for costs associated with direct-response advertising, are charged to operations when incurred. The costs of direct-response advertising are capitalized and amortized over the period during which future benefits are expected to be received. During the years ended December 31, 2004 and 2003, respectively, advertising costs amounted to $0 and $0.

        Income Taxes - The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109,
        "Accounting for Income Taxes" [See Note 5].

        Loss Per Share - The computation of loss per share is based on the weighted average number of shares outstanding during the period presented in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" [See Note 8].

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

        Recently Enacted Accounting Standards - Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4", SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions - an amendment of FASB Statements No. 66 and 67", SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29", and SFAS No. 123 (revised 2004), "Share-Based Payment", were recently issued. SFAS No. 151, 152, 153 and 123 (revised 2004) have no current applicability to the Company or their effect on the financial statements would not have been significant.

        Restatement - The financial statements have been restated for all periods presented to reflect a 8.3-for-1 forward stock split that Parent effected on October 28, 2004 [See Note 4].

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

  The following is a summary of property and equipment at cost, less accumulated depreciation at:
                                                                 December 31,
                                                                     2004
                                                                 ___________
          Computer and office equipment                          $    10,171

          Less: accumulated depreciation                              (8,315)
                                                                 ___________
                                                                 $     1,856
                                                                 ___________

          Depreciation expense for the years ended December 31, 2004 and 2003 amounted to $2,040 and $2,034, respectively.

NOTE 3 - OTHER ASSETS

          The following is a summary of other assets at cost, less accumulated amortization at:

                                                                 December 31,
                                                                     2004
                                                                 ___________
          Website development                                    $       533

          Less: accumulated amortization                                (533)
                                                                 ___________
                                                                 $         -
                                                                 ___________

          Amortization expense for the years ended December 31, 2004 and 2003 amounted to $0 and $178, respectively.

NOTE 4 - CAPITAL STOCK

          Preferred Stock - In April 2004, Parent amended its articles of incorporation to authorize 5,000,000 shares of preferred stock, $.001 par value, with such rights, preferences and designations and to be issued in such series as determined by the Board of Directors. No shares are issued and outstanding at December 31, 2004.

          Common Stock - In May 2000, in connection with its organization, the Company issued 4,150,000 shares of its previously authorized but unissued common stock. The shares were issued for cash of $25,000 (or approximately $.006 per share).

          In November 2001, the Company issued 662,340 shares of its previously authorized but unissued common stock. The shares were issued for cash of $79,800 (or approximately $.1205 per share). Stock offering costs of $10,865 were netted against the proceeds.

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - CAPITAL STOCK [Continued]

          In September 2003, the Company issued 585,150 shares of its previously authorized but unissued common stock to pay for legal services that had previously been accrued as accounts payable of $17,625 (or approximately $.03 per share).

          In September 2003, the Company issued 83,000 shares of its previously authorized but unissued common stock for current legal services rendered valued at $2,500 (or approximately $.03 per share).

          Stock Split - On October 28, 2004, the Parent effected a 8.3-for-1 forward stock split. The financial statements for all periods presented have been restated to reflect the stock split.

          Warrants - In December 2004, the Company's Board of Directors approved the sale of warrants to purchase 3,124,875 shares of common stock for total consideration of $10,000. Of the warrants, 1,291,615 would be exercisable at $2.00 per share and 1,833,260 would be exercisable at $.85 per share. All of the warrants would be exercisable for ten years, but none of the warrants would be exercisable for one year following issuance. As of December 31, 2004, the Company had not sold any warrants.

NOTE 5 - INCOME TAXES

          The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2004, operating loss carryforwards of approximately $120,300, which may be applied against future taxable income and which expire in various years through 2024. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

          The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. The net deferred tax assets are approximately $18,000 and $10,300 as of December 31, 2004 and 2003, respectively, with an offsetting valuation allowance of the same amount. The change in the valuation allowance during the year ended December 31, 2004 is approximately $7,700.

NOTE 6 - RELATED PARTY TRANSACTIONS

          Advances from a shareholder - An officer/shareholder of the Company has made advances to the Company and has directly paid expenses on behalf of the Company. At December 31, 2004, the Company owed the shareholder $6,653. The advances bear no interest and are due on demand.

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - RELATED PARTY TRANSACTIONS [Continued]

          Management Compensation - The Company has not paid any compensation to any officer or director of the Company.

          Office Space - The Company has not had a need to rent office space. An officer/shareholder of the Company is allowing the Company to use his offices as a mailing address, as needed, at no expense to the Company.

NOTE 7 - GOING CONCERN

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has not yet been successful in establishing profitable operations. Further, the Company has current liabilities in excess of current assets.
          These factors raise substantial doubt about the ability of the Company to continue as a going concern. In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock. There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 8 - LOSS PER SHARE

          The following data shows the amounts used in computing loss per share:

                                               For the       From Inception
                                              Year Ended        on May 19,
                                             December 31,     2000 Through
                                      ______________________  December 31,
                                           2004      2003         2004
                                      __________  __________  ____________
      Loss from continuing operations
      available to common shareholders
      (numerator)                     $  (52,495) $  (29,721) $   (119,874)
                                      __________  __________  ____________
      Weighted average number of
      common shares outstanding
      used in loss per share for the
      period (denominator)             5,480,490   4,995,395     4,787,335
                                      __________  __________  ____________

  Dilutive loss per share was not presented, as the Company had no common stock equivalent shares for all periods presented that would affect the computation of diluted loss per share.

               A.C.T. HOLDINGS, INC. AND SUBSIDIARY
               (Formerly Two Moons Kachinas, Corp.)
                  [A Development Stage Company]

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - CONCENTRATIONS

          Geographic Region - During the year ended December 31, 2004, all of the Company's sales and operations were located in and around Salt Lake City, Utah including all of the Company's inventory and property.

          Significant Customer - During the year ended December 31, 2004, the Company had only one customer that accounted for all of the Company's revenues. The loss of this significant customer could adversely affect the Company's business and financial position.

NOTE 10 - SUBSEQUENT EVENTS

          Agreement and Plan of Merger - On January 3, 2005, the
          Company entered into an Agreement and Plan of Merger with Advanced Cell Technology, Inc. ("ACT"). The agreement calls for the Company to issue up to 17,736,175 shares of common stock to the shareholders of ACT for 100% of the outstanding shares of ACT's common stock wherein ACT would become a wholly-owned subsidiary of the Company. The agreement also calls for ACT to raise at least $3,000,000 in a private offering to accredited investors prior to closing. The acquisition, if complete, would result in a change of control of the Company and a change in management would occur. The proposed acquisition is subject to certain other terms and conditions. Final consummation of the proposed acquisition is not guaranteed.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

          There has been no change in our independent accounting firm since our inception.

Item 8(a).  Controls and Procedures.
            ------------------------

          Within 90 days prior to the date of this Annual Report and as of the period covered thereby or December 31, 2004, we carried out an evaluation, under the supervision and with the participation of our President and Treasurer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our President and Treasurer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. In addition, we reviewed our internal controls, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Item 8(b).  Other Information.
            ------------------

         See the heading heading "Business Development" of Part I, Item 1, above, for information about our recent Bylaw amendment, our 8.3 for one dividend at November 8, 2004, our recent name change and our proposed Merger Agreement with Advanced Cell.

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

Involvement in Certain Legal Proceedings.
-----------------------------------------

          During the past five years, no present or former director, executive officer or person nominated to become a director or an executive officer of ours:

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

Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

          On May 30, 2003, David C. Merrell, who is our sole director and officer, filed with the Securities and Exchange Commission a Form 3, Initial Statement of Beneficial Ownership of Securities, disclosing his ownership of 2,075,000 shares of our Company's common stock.

          On June 2, 2003, R. Kip Paul, a former officer, also filed with the Securities and Exchange Commission a Form 3 disclosing his ownership of 2,075,000 shares of our Company's common stock.

          On January 20, 2004, R. Kip Paul filed with the Securities and Exchange Commission a Form 4 disclosing the gift of 1,660,000 shares of our Company's common stock to family members.

          Based upon our review of the copies of such forms and reports we have received from the foregoing persons, we believe that no such person was required to file a Form 5 for the year ended December 31, 2004.

Code of Ethics.
---------------

          We have adopted a Code of Ethics and that was attached to our Annual Report on Form 10-KSB for the year ended December 31, 2003, as Exhibit 14, and which is incorporated herein by reference. See Part III, Item 13.

Audit Committee.
----------------

          We have not appointed an Audit Committee or adopted an Audit Committee Charter for any Audit Committee because we have only one director and limited operations.

Item 10. Executive Compensation.
         -----------------------

          We have not paid any of our directors or officers any compensation since our inception. We do not have any employment agreements with our officers. If we are able to establish profitable operations, we expect to pay each of them $1,000 per month in compensation. The compensation may be deferred and convertible to stock at the officers' option. We have not created any arrangement in this regard; however, we will disclose the terms of any such arrangement in future periodic report filings with the Securities and Exchange Commission.

          The following table sets forth the aggregate compensation paid by ACT for services rendered during the periods indicated:

                   SUMMARY COMPENSATION TABLE

                     Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
David C.    12/31/04   0     0     0     0      0     0    0
Merrell,    12/31/03   0     0     0     0      0     0    0
President,  12/31/02   0     0     0     0      0     0    0
Secretary/
Treasurer
Director

R. Kipp     12/31/03   0     0     0     0      0     0    0
Paul,       12/31/02   0     0     0     0      0     0    0
Secretary/
Treasurer
Director

Compensation Plans.
-------------------

          We have no compensation plans; however, see the heading "Subsequent Events" of the heading "Business Development" of Part I, Item 1, above, for reference to information about adopting the Stock Option Plan of Advanced Cell if that Merger Agreement is completed.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

          The following tables set forth the share holdings of our directors and executive officers and those persons who own more than five percent of our common stock as of the date of the Annual Report:

                                Number                 Percentage
Name and Address      of Shares Beneficially Owned      of Class
----------------      ----------------------------      --------

David C. Merrell              2,075,000                    37.86%
9005 Cobble Canyon Lane
Sandy, Utah 84093

R. Kip Paul                     415,000                     7.57%
175 East 400 South, #700
Salt Lake City, Utah 84111

Helen W. Paul                   415,000                     7.57%
5293 Cottonwood Club Drive
Salt Lake City, Utah 84117

Mark H. Paul                    415,000                     7.57
7 Addison Avenue
Franklin, MA 08038

Robert P. Paul                  415,000                     7.57%
5293 Cottonwood Club Drive
Salt Lake City, Utah 84117

Terri J. Paul                   415,000                     7.57%
87 U Street
Salt Lake City, Utah 84103

Leonard W. Burningham, Esq.     343,620                     6.27%
455 East 500 South, Suite #204
Salt Lake City, Utah 84111

Daniel L. Ross                  332,000                     6.9%
2424 East Katie Lynn Lane
Salt Lake City, Utah 84117
                                -------                    -----
          TOTALS              4,825,620                    88.1%


Security Ownership of Management.
---------------------------------

          The following table sets forth the share holdings of our directors and executive officers as of the date of this Annual Report. Each of these persons has sole investment and sole voting power over his shares.


                                   Number              Percentage
Name and Address        of Shares Beneficially Owned    of Class
----------------        ----------------------------   ----------

David C. Merrell              2,075,000                    37.86%
9005 Cobble Canyon Lane
Sandy, Utah 84093
                               -------                    -----
All directors and executive
officers as a group
(1 persons)                   2,075,000                    37.86%


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

         An officer/shareholder of our Company has made advances to us and has directly paid expenses on behalf of our Company in the amount of $480, as of December 31, 2004. The advances bear no interest and are due on demand.

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

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K:

        8-K Current Report dated December 15, 2004, and filed with the Securities and Exchange Commission on December 29, 2004, regarding an amendment to the Company's Bylaws. This Current Report is incorporated herein by reference.

        8-K Current Report dated December 30, 2004, and filed with the Securities and Exchange Commission on January 4, 2005, regarding the Advamced Cell Merger Agreement and a Certificate of Amendment changing our name from Two Moons Kachinas, Inc. to A.C.T. Holdings, Inc. This Current Report is incorporated herein by reference.

Exhibits*

          (i)
                                          Where Incorporated
                                            in this Report
                                            --------------

Registration Statement on SB-2, as          Parts I, II and III
amended.**

8-A Registration Statement, filed May 28, 2003**

S-8 Registration Statement, as amended, filed on September 26, 2003**

10-KSB Annual Report for the year ended December 31, 2003**

Definitive Information Statement, filed February 24, 2004**

          (ii)

Exhibit
Number               Description
------               -----------

31        302 Certification of David C. Merrell

32        906 Certification of David C. Merrell


          * Summaries of all exhibits contained within this Annual Report are modified in their entirety by reference to these Exhibits.

          ** These documents and related exhibits have been previously filed with the Securities and Exchange
               Commission and are incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services.
          ---------------------------------------

     The following is a summary of the fees billed to us by our principal accountants during the calendar years ended December 31, 2004 and 2003:


     Fee category                      2004           2003
     ------------                      ----           ----

     Audit fees                        $4,450         $3,830

     Audit-related fees                $    0         $    0

     Tax fees                          $  390         $  520

     All other fees                    $    0         $    0
                                       ------         ------
     Total fees                        $4,840         $4,350


     Audit fees. Consists of fees for professional services rendered by our principal accountants for the audit of our annual financial statements and the review of financial statements included in our Forms 10-QSB Quarterly Reports or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

     Audit-related fees. Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under "Audit fees."

     Tax fees. Consists of fees for professional services rendered by our principal accountants for tax compliance, tax advice and tax planning.

     All other fees. Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

                                SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       A.C.T. HOLDINGS, INC.



Date: 01/28/05                         By/s/David C. Merrell
      -------------                      -------------------------------------
                                         David C. Merrell
                                         President, Secretary, Treasurer and
                                         Director


     In accordance with the Exchange Act, this Annual Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                                       A.C.T. HOLDINGS, INC.



Date: 01/28/05                         By/s/David C. Merrell
      -------------                      -------------------------------------
                                         David C. Merrell
                                         President, Secretary, Treasurer and
                                         Director