Form 10QSB
period 2005-03-31
A.C.T. Holdings, Inc.
filed 2005-05-23
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2005

OR

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

COMMISSION FILE NUMBER: 0-50295

A.C.T. HOLDINGS, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

NEVADA	87-0656515
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

381 PLANTATION STREET, WORCESTER, MA 01605

(ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 756-1212

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

Indicate by check mark whether the small business issuer (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the small business issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 20, 2005:
Common Stock, $0.001 par value per share	23,213,212 shares

Transitional Small Business Disclosure format (check one)

Yes ☐       No ☒

A.C.T. HOLDINGS, INC.

INDEX

RECENT DEVELOPMENTS OF SMALL BUSINESS ISSUER
PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURE

RECENT DEVELOPMENTS OF SMALL BUSINESS ISSUER

On January 31, 2005, A.C.T. Holdings, Inc., a Nevada corporation (the “Company”) completed a merger transaction with Advanced Cell Technology, Inc., a Delaware corporation (“ACT”), pursuant to which a wholly-owned subsidiary of the Company merged with and into ACT (the “Merger”), with ACT remaining as the surviving corporation and a wholly-owned subsidiary of the Company.  Upon the completion of the Merger, the Company ceased all of its pre-Merger operations and adopted the business of ACT.  In this report, A.C.T. Holdings, Inc. and its subsidiaries are collectively referred to as the “Company,” “we,” or “us.”  Advanced Cell Technology, Inc. is referred to separately as “ACT.”

Investors are cautioned that, prior to the Merger, the Company had minimal business, operations, revenues and assets, and has been involved in an industry entirely unrelated to the business of ACT.  Therefore, the acquisition of ACT by the Company represented a complete change in the nature of the Company’s business and operations, and changed the nature of any prior investment in the Company.  Prior to the Merger, ACT, as a privately held Company, had not been subject to the reporting requirements of the Securities Exchange Act of 1934, (the “Exchange Act”) and, therefore, there was little public information about ACT available.  In light of this fact, we have elected to set forth additional disclosure regarding the business of the Company under Part II, Item 5 of this Quarterly Report on Form 10-QSB.  Although such disclosure is not required in this Quarterly Report on Form 10-QSB, we have provided this additional disclosure as we believe that it is helpful to investors.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-QSB and the exhibits hereto containing the words “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in this Quarterly Report on Form 10-QSB and the exhibits hereto regarding matters that are not historical facts are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to, risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for significant additional capital resources in order to sustain our business; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights; our ability to retain key members of our management and scientific teams; and uncertainty regarding our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry.  See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth in Part I, Item 2 of this Quarterly Report on Form 10-QSB for a more complete discussion of these factors.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Forward-looking statements include our plans and objectives for future operations, including plans and objectives relating to our products and our future economic performance.  Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions, future business decisions, and the time and money required to successfully complete development and commercialization of our technologies, all of which are difficult or impossible to predict accurately and many of which are beyond our control. Although we believe that the assumptions underlying the forward-looking statements contained herein are reasonable, any of those assumptions could prove inaccurate and, therefore, we cannot assure you that the results contemplated in any of the forward-looking statements contained herein will be realized. Based on the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of any such statement should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

A.C.T. HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,368,281	$—
Cash held in escrow for stock subscriptions	—	3,676,000
Accounts receivable, net of allowance for doubtful accounts of $161,399 and $128,684	260,810	104,150
Prepaid expenses	74,619	31,300
Deferred royalty fees, current portion	153,513	119,763

Total current assets	5,857,223	3,931,213

Property and equipment, net	242,798	98,455

Due from stockholder	586,969	394,015
Deferred royalty fees, less current portion	688,633	718,573
Deposits	17,954	17,954
Deferred offering costs	—	12,000

Total assets	$7,393,577	$5,172,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,071,263	$3,246,482
Accrued expenses	576,616	507,570
Cash overdraft	—	1,409
Deferred revenue, current portion	332,508	332,508
Interest payable	61,424	111,821
Interest payable - stockholder	326,877	296,877
Advances payable - other	130,000	130,000
Note payable - stockholder	1,000,000	1,000,000
Notes payable - other	228,014	967,014

Total current liabilities	5,726,702	6,593,681

Deferred revenue, net of current portion	1,911,922	1,995,049
Preferred units subscribed	—	4,175,999

Total liabilities	7,638,624	12,764,729

Stockholders’ deficit:
Preferred stock, $0.001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common stock, $0.001 par value; 50,000,000 shares authorized, 23,213,212 and 8,325,883 shares issued and outstanding, respectively	23,213	8,326
Additional paid-in capital	14,677,458	6,158,954
Deferred compensation	(21,586)	—
Accumulated deficit	(14,924,132)	(13,759,799)

Total stockholders’ deficit	(245,047)	(7,592,519)

Total liabilities and stockholders’ deficit	$7,393,577	$5,172,210

The accompanying notes are an integral part of these consolidated financial statements.

A.C.T. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
	2005	2004
Revenue:
License fees and royalties	$108,127	$183,236

Cost of revenue	45,691	69,166

Gross profit	62,436	114,070

Operating expenses:
Research and development	276,595	293,570
Grant reimbursements	(235,810)	(140,171)
General and administrative	1,204,480	492,525

Total operating expenses	1,245,265	645,924

Loss from operations	(1,182,829)	(531,854)

Other income (expense):
Interest income	12,107	—
Gain on settlement of debt	86,513	—
Interest expense and late fees	(50,124)	(19,062)
Interest expense - stockholder	(30,000)	(30,000)

Total other income (expense)	18,496	(49,062)

Net loss	$(1,164,333)	$(580,916)

Net loss per share, basic and diluted	$(0.06)	$(0.07)

Weighted average shares outstanding, basic and diluted	18,250,769	8,325,883

The accompanying notes are an integral part of these consolidated financial statements.

A.C.T. HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

 (UNAUDITED)

	Three Months Ended March 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,164,333)	$(580,916)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	21,794	35,364
Bad debt	32,715	—
Amortization of deferred charges	29,940	29,061
Amortization of deferred revenue	(83,127)	(78,236)
Stock based compensation	50,768	—
Gain on settlement of accounts payable	(86,513)	—
Shares issued for services	15,000	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(189,375)	341,245
Prepaid expenses	(43,319)	16,046
Other current assets		5,000
Deferred charges	(33,750)	(60,319)
Increase (decrease) in:
Accounts payable and accrued expenses	(72,935)	344,970
Interest payable	56,986	46,416
Deferred revenue	—	75,000
Related party advances	(192,954)	(47,287)

Net cash (used in) provided by operating activities	(1,659,103)	126,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	10,000	—
Purchases of property and equipment	(166,137)	(228)

Net cash used in investing activities	(156,137)	(228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred unit subscriptions, net of cost	3,658,930	—
Payments on notes and leases	(150,000)	(23,752)
Cash overdraft	(1,409)	—

Net cash provided by (used in) financing activities	3,507,521	(23,752)

Net increase in cash	1,692,281	102,364

Cash and cash equivalents, beginning of period	$3,676,000	3,782

Cash and cash equivalents, end of period	$5,368,281	$106,146

Cash paid for:
Interest	$—	$1,247
Income taxes	—	—

Supplemental schedule of non-cash financing activities:

During the three months ended March 31, 2005:

105,177 Preferred Units, valued at $89,400, were issued in partial settlement of accounts payable.

616,124 shares of common stock, and 306,062 common stock purchase warrants, were issued upon conversion of $500,000 of notes payable and $23,708 of accrued interest.

469,247 shares of common stock, and 234,629 common stock purchase warrants, valued at an aggregate of $398,860, were issued in consideration of services related to the Preferred Unit Offering.

A note for $150,000 was issued as a part of a settlement of a note payable of $339,000 and related accrued interest of $53,675.

9,411,778 shares of preferred stock converted to 9,411,778 shares of common stock in the Merger.

The accompanying notes are an integral part of these consolidated financial statements.

A.C.T. HOLDINGS, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In			Total Stockholders’
						Deferred	Accumulated
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance, December 31, 2004	—	—	8,325,883	8,326	6,158,954	—	(13,759,799)	(7,592,519)

Sale of preferred units for cash	9,306,601	9,306	—	—	7,901,294	—	—	7,910,600

Issuance of preferred units for services provided	105,177	105	—	—	89,295	—	—	89,400

Issuance of shares for debt conversion	—	—	616,124	616	523,092	—	—	523,708

Issuance of shares for services	—	—	17,647	18	14,982	—	—	15,000

Issuance of units for offering services	—	—	469,247	469	398,391	—	—	398,860

Conversion of preferred	(9,411,778)	(9,411)	9,411,778	9,411	—	—	—	—

Cost of offering	—	—	—	—	(486,530)	—	—	(486,530)

Shares retained by public shareholders	—	—	4,374,007	4,374	5,626	—	—	10,000

Fair value of consultant options	—	—	—	—	72,354	(21,586)	—	50,768

Shares cancelled	—	—	(1,474)	(1)	—	—	—	(1)

Net loss	—	—	—	—	—	—	(1,164,333)	(1,164,333)

Balance, March 31, 2005	—	—	23,213,212	$23,213	$14,677,458	$(21,586)	$(14,924,132)	$(245,047)

The accompanying notes are an integral part of these consolidated financial statements.

A.C.T. HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1.         ORGANIZATIONAL MATTERS

Organization

On January 31, 2005, A.C.T. Holdings, Inc. (the “Company”) completed the Merger with Advanced Cell Technology, Inc., a Delaware corporation (“ACT”), pursuant to which a wholly-owned subsidiary of the Company merged with and into ACT, with ACT remaining as the surviving corporation and a wholly-owned subsidiary of the Company.  Upon the completion of the Merger, the Company ceased all of its pre-Merger operations and adopted the business of ACT.

Prior to the Merger, the Company had minimal business, operations, revenues and assets, and has been involved in an industry entirely unrelated to the business of ACT. Therefore, the acquisition of ACT by the Company represented a complete change in the nature of the Company’s business and operations, and changed the nature of any prior investment in the Company.

The transaction has been accounted for as a recapitalization of ACT, the accounting acquirer. The historical financial statements presented for periods prior to the merger are those of ACT. The consolidated accounts of the Company have been included from January 31, 2005.  All comparisons of financial results for periods prior to the Merger are to the financial results of ACT.  Any differences that would result from the inclusion of the pre-Merger financial results of the Company would not be material.

Nature of Business

The Company is a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development.  The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all.  These factors indicate that the Company’s ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

Basis of Presentation

The accompanying unaudited financial statements as of March 31, 2005 and for the three month periods ended March 31, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the Company’s annual report on Form 10-KSB for that year as filed with the SEC, as it may be amended and in conjunction with ACT’s audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the Company’s current report on Form 8-K/A as filed with the SEC on April 18, 2005.

2.         SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks.  Actual results could differ from those estimates.

Revenue Recognition—Our revenues are generated from license and research agreements with collaborators. Licensing revenue is recognized ratably over the shorter of the life of the license or the estimated economic life of the patents related to the license. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over same term as the revenue. Reimbursements of research expense pursuant to grants are recorded as a reduction of research and development expense in the period during which collection of the reimbursement is reasonably assured, because the reimbursements are subject to approval.

Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and research grants.

Reimbursements of research expense pursuant to grants are recorded as a reduction of research and development expense in the period received.

Stock Based Compensation—SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation to employees.  We have elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

Pro Forma Information

Employee and Director Common Share Purchase Options—Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumptions ranges for the three month period ended March 31, 2005: (1) risk free interest rate of 2.75% - 3.25; (2) dividend yield of 0%; (3) expected volatility factor of 0%; and (4) an expected life of the options of 2-3 years.  The foregoing option valuation model requires input of highly subjective assumptions.  Because common share purchase options granted to employees and directors have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value of estimate, the existing model does not in the opinion of our management necessarily provide a reliable single measure of fair value of common share purchase options we have granted to our employees and directors.

Pro forma information relating to employee and director common share purchase options is as follows:

	For the Three Months Ended March 31, 2005	For The Three Months Ended March 31, 2004
Net loss as reported	$(1,164,333)	$(580,916)
Current period expense calculated under APB 25	—	—
Stock compensation calculated under SFAS 123	(126,481)	—
Pro forma net loss	$(1,290,814)	$(580,916)
Basic and diluted historical loss per share	$(0.06)	$(0.07)
Pro forma basic and diluted loss per share	$(0.07)	$(0.07)

Net Loss Per Share—We use SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share.  We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the three months ended March 31, 2005, 23,090,952 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were no potentially dilutive shares at March 31, 2004.

3.         PROPERTY AND EQUIPMENT

Our property and equipment as of March 31, 2005 is as follows:

Machinery and equipment	$803,890
Computers and office equipment	129,838
Leasehold improvements	21,451
Furniture and fixtures	24,216
Total property and equipment	979,395
Accumulated depreciation	736,597
Property and equipment, net	$242,798

Depreciation expense amounted to $21,794 and $35,364 during the three months ended March 31, 2005 and 2004, respectively.

4.         CONVERTIBLE NOTES PAYABLE

During 2004, we issued promissory notes aggregating $500,000 face value for cash proceeds of $450,000 and the assumption of $50,000 of debt owed by our parent to one of the investors. As a result of the assumption of the $50,000 of debt, we have recorded a financing cost in that amount. The notes bear interest at 10% per year. $350,000 of notes matured on December 31, 2004 and $150,000 matures on September 30, 2005. The notes are convertible at the option of the holder into shares of our capital stock sold in a subsequent financing, at an amount equal to the lowest per share selling price of shares of that stock issued in such financing (see Note 7).

As additional consideration for the purchase of the notes, we granted to the note holders warrants entitling them to purchase 700,000 common shares at an exercise price of $0.05. Warrants for 300,000 shares were exercisable immediately upon issuance and expire two years from the date of issue.  Warrants for 400,000 shares are exercisable on or after February 1, 2006 and expire February 1, 2008. The fair value of the warrants was estimated at $0, using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 2 years. Pursuant to EITF 98-6 and EITF 00-27, there has been no allocation of the proceeds of the notes to the warrants and no beneficial conversion feature, because the conversion rate is unknown at the date of issue and is presumed to be at market value.

During the first quarter of 2005, the $500,000 of notes, plus accrued interest of $23,708, were converted into investment units consisting of 616,124 shares of common stock, plus 308,063 common stock purchase warrants, exercisable at $1.27 per share.

5.         OTHER NOTES PAYABLE

On July 1, 2003, we issued a promissory note with a face amount of $339,000 to a law firm as a payment of fees due them. The note bears interest at a rate of 10% per year. The note was due on October 1, 2003. During the first quarter of 2005, the note, plus accrued interest of $53,675, was settled through (i) the issuance of 105,177 shares of preferred stock and 52,589 warrants pursuant to the preferred stock offering described in Note 7, valued at $89,400, (ii) a cash payment of $100,000, and (iii) a new note with a face value of $150,000. The new note bears interest at 10%, is due in 3 monthly payments of 50,000 each and matures on May 1, 2005. There was a balance due on the note of $100,000 at March 31, 2005.

On July 8, 2003, we issued a promissory note with a face amount of $272,108 to a law firm as a payment of fees due them. The note bears interest at a rate of 5% per year. The note is payable in monthly installments of $25,000, including interest. The note matured on October 1, 2003. We made payments through January, 2004. At March 31, 2005 there is a remaining principal balance of $128,014, as well as accrued interest of $7,632 and accrued late fees of $50,000, included in accrued interest. Late fees accrue at the rate of $2,500 per month.

6.         NOTE PAYABLE – STOCKHOLDER

On July 12, 2002, we issued a promissory note with a face amount of $1,000,000 to our majority stockholder as a repayment of advances received from the stockholder. The note bears interest at a rate of 12% per year. The note matures on December 31, 2005.

7.         STOCKHOLDERS’ EQUITY TRANSACTIONS

We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock.  The total number of shares of capital stock which we are authorized to issue is 55,000,000.  The total number of shares of Preferred Stock we are authorized to issue is 5,000,000, par value $0.001 per share.  The total number of shares of Common Stock we are authorized to issue is 50,000,000, par value $0.001 per share.  We had no Preferred Stock outstanding as of March 31, 2005.  We had 23,213,212 shares of Common Stock outstanding as of March 31, 2005.

On January 31, 2005, the Company closed the Merger described in Note 1.  As a result of the Merger, all of the outstanding shares of the capital stock of ACT were converted, on a pro rata basis, into the right to receive an aggregate of approximately 18,000,000 shares of the Company’s Common Stock.  In addition, all outstanding options and warrants to acquire shares of the capital stock of ACT were converted into the right to receive shares of the Company’s Common Stock, and the Company has adopted the ACT stock option plans and all options granted thereunder.

On or about January 27, 2005, the Company issued 616,124 shares of its common stock and granted associated warrants to purchase 308,062 shares of common stock at a per share price of $1.27 to five holders of $500,000 aggregate principal amount of short-term promissory notes, plus interest of $23,708 in exchange for and in retirement of the notes. The fair value of the warrants was estimated at $0, using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 3.25%, and (4) expected life of 2 years.

On or about January 15, 2005, the Company issued 17,647 shares of common stock, valued at $15,000, in consideration of accounting services provided to the Company.

During the period beginning January 3, 2005 through January 31, 2005, ACT completed a preferred unit offering in which ACT sold 4,705,890 investment units to a group of accredited investors (within the meaning of Rule 501 of Regulation D) for total consideration of $8,000,000. ACT received gross cash proceeds of $7,910,600 and the balance of $89,400 was for payment of non-Merger related legal fees.  The completion of the offering resulted in the issuance of 9,411,788 shares of ACT’s Series A Preferred Stock and associated warrants to purchase 4,705,890 shares of common stock at a per share price of $1.27.  In consideration of services rendered in connection with the preferred unit offering, ACT paid consultants to the preferred unit offering 469,247 investment units, which resulted in the issuance by the Company of 469,247 shares of Common Stock and associated warrants to purchase 234,629 shares of common stock at a per share price of $1.27. All preferred shares issued pursuant to the preferred offering were converted into common stock prior to the Merger.

On December 30, 2004, ACT granted warrants to purchase 1,833,260 shares of common stock at a per share price of $0.85 and warrants to purchase 1,291,615 shares of common stock at a per share price of $2.00. These warrants are exercisable on or after December 30, 2005 and lapse if unexercised on December 30, 2014. The warrants were granted as consideration for services provided in connection with the Merger. The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

On December 13, 2004, ACT granted warrants to purchase 1,954,000 shares of common stock at a per share price of $0.25. Of these warrants, 1,488,000 are exercisable on February 1, 2006 and lapse if unexercised on December 13, 2014 and 546,000 are exercisable immediately upon issuance and lapse if unexercised on December 13, 2006. The warrants were granted as consideration for services provided. The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

On November 30, 2004, ACT granted warrants to purchase 100,000 shares of common stock at a per share price of $0.25. The warrants are exercisable on or after April 1, 2005 and lapse if unexercised on April 1,2010. The warrants were granted in connection with the termination of an employment contract. The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

On November 26, 2004, ACT granted warrants to purchase 250,000 shares of common stock at a per share price of $0.05. The warrants are exercisable immediately upon issuance and lapse if unexercised on November 26, 2006. The warrants were granted as consideration for the early release of funds from escrow, related to the preferred unit offering. The warrants have been valued at $983, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 2 years.

8.         OPTIONS OUTSTANDING

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”), subject to approval by ACT’s stockholders on or before August 12, 2005. Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors.  At December 31, 2004, ACT had granted 2,604,000 common share purchase options under the plan.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the “2004 Stock Plan II”). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors.  At December 31, 2004, ACT had granted 1,301,161 common share purchase options under the plan.

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”), subject to approval of our shareholders.  The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the fist day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors.  At March 31, 2005, we had granted 7,808,335 common stock purchase options under the plan.

Pursuant to the 2005 Plan, on January 31, 2005, we granted 7,273,335 common stock purchase options to our employees. The options granted to employees have an exercise price of $0.85 per share and vest over periods not exceeding 4 years. The fair value of the options was estimated at $385,472 for pro forma purposes using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 3.25%, and (4) expected life of 2 years.

Pursuant to the 2005 Plan, on January 31, 2005, we granted 535,000 common stock purchase options to consultants. The options have an exercise price of $0.85 per share and vest over periods not exceeding 4 years. The fair value of the options at the date of grant was estimated at $28,354 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 3.25%, and (4) expected life of 2 years. The fair value of the options will be expensed over the vesting period. During the three months ended March 31, 2005, $50,768 was expensed and $21,586 is deferred, based on the fair value as they vest. At March 31, 2005, an addition $44,000 of expense was recognized based on the fair value using the Black Scholes option pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 292%, (3) risk-free interest rate of 3.25%, and (4) expected life of 2 years

Common Share Options and Warrants Issued

The following table summarizes information on all common share purchase options and warrants of the Company outstanding as of March 31, 2005.

	March 31, 2005
	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	10,034,036	$0.51

Option granted to employees and consultants during the period	7,808,335	0.85

Warrants issued during the period	5,248,581	1.27

Exercise during the period	—	—

Outstanding at end of the period	23,090,952	0.80

9.         COMMITMENTS AND CONTINGENCIES

We are a party to a research collaboration agreement and license agreement with the University of Massachusetts, as amended from time to time (the “UMass License”). Under the UMass License, we were granted certain exclusive rights to license and sublicense certain products and services invented as part of the collaborative effort. The term of the UMass License extends to the later of the expiration of the related patents or April 16, 2006.  We are required to pay royalties ranging from 2.5% to 4.5% of net sales of licensed products and services, as defined.  Minimum royalties of $45,000 per year must be paid to UMass.  For 2005 and 2004, we have paid only the minimum royalty required. Additionally, we are required to pay sublicense fees of 18% for sublicense income, as defined. We are required to spend a minimum annual amount of $200,000 on research and development.

During 2004, we entered into license agreements with two parties, the terms of which provide for the initial payment of the license fee through an aggregate of six promissory notes totaling $1,400,000. The notes mature as follows: $333,333 on December 1, 2005; $666,667 on December 1, 2006; and $400,000 on June 1, 2007. There is no stated interest rate for $1,000,000 of notes, the remaining $400,000 bear interest at 10% per year, but only if the notes are not paid at maturity. Because of the uncertainty of the ultimate collection of the principal amount of the notes, they have not been recorded in the financial statements and will not be recorded until their collectibility is reasonable assured.

We have entered into a lease for our office space commencing December 20, 2004 and expiring April 30, 2010. Annual minimum lease payments are as follows:

2005	$218,346
2006	225,296
2007	232,246
2008	239,196
2009	246,146
2010	83,400

Rent expense recorded in the financial statements for the three month periods ended March 31, 2005 and 2004 was $97,318 and $78,298, respectively.

We have entered into employment contracts with certain executives and research personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of three months to one year of annual salary as severance if we terminate a contract without cause, along with the acceleration of certain unvested stock option grants. Certain of the agreements provide for salary increases upon the closing of an equity funding of $10 million.

10.      LEGAL PROCEEDINGS

Geron-Related Proceedings

Campbell et al. v. Stice et al., Patent Interference Nos. 104,746 and 105,192. These two interference proceedings were initiated January 30, 2002 at the request of Geron Corporation in an effort to obtain rights to U.S. Patent Nos. 5,945,577 and 6,235,970, which are licensed by the University of Massachusetts exclusively to the Company. In both proceedings, the Board of Patent Appeals and Interferences issued a decision adverse to the Company. Both of these decisions are being challenged in proceedings described below. This proceeding and the two proceedings discussed immediately below are referred to as the “Geron-Related Proceedings.” Adverse determinations in this proceeding would have a materially adverse effect on our business.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia. The Company filed an action on February 18, 2005 in the U.S. District Court for the District of Columbia. The Company brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of cloning non-human animals. The patent, U.S. Patent No. 5,945,577, is licensed by the University of Massachusetts exclusively to the Company. Defendants have received an extension until May 2, 2005 to answer or otherwise respond. No other activities have taken place in this action. Adverse determinations in this proceeding would have a materially adverse effect on our business.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia. The Company filed an action on April 7, 2005 in the U.S. District Court for the District of Columbia. The Company brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of creating embryonic stem cells. The patent, U.S. Patent No. 6,235,970, is licensed by the University of Massachusetts exclusively to the Company. Adverse determinations in this proceeding would have a materially adverse effect on our business.

Other Legal Proceedings

Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom. Commonwealth of Massachusetts Superior Court, Worcester. C.A. No. 040523B. This proceeding is a claim for breach of contract and failure to pay brought by two of the individuals who hold Promissory Notes issued by ACT Group Inc., a Delaware corporation (“ACT Group”). ACT is a named defendant in this proceeding. In April 2004, the court entered an order denying a request for a temporary restraining order and preliminary injunction with respect to our subsidiary ACT. In its order, the Court stated that, based upon the record before the Court at that stage of the proceeding, ACT was “not legally responsible” for these ACT Group obligations. In August 2004, the plaintiffs obtained a judgment against ACT Group for $690,040. The Company and certain officers and directors have been named as contemnors in a related contempt complaint seeking to enforce the judgment against ACT Group. If ACT Group is unable to resolve this dispute on terms that are satisfactory to it and the Company, our business may be materially adversely affected. Although our operations and those of ACT Group are distinct and separate, with separate governance structures, and the two companies observe strict corporate formalities distinct to the respective entities, the plaintiffs in this action seek to pierce the corporate veil and hold us responsible for ACT Group’s liabilities. To date, those claims have not been successful. However, we cannot assure you that there will not be further attempts to pierce the corporate veil, or that they will be unsuccessful in doing so. If there are such future attempts, they could result in significant legal expenses in defending such claims. Moreover, if the plaintiffs creditors are successful in piercing the corporate veil and holding us responsible for these ACT obligations, there will be a material adverse effect on our business and operations. The Massachusetts Superior Court before which this proceeding is pending has entered an Order requiring all 6,811,146 shares of our stock held by ACT Group be placed in escrow pending sale to satisfy this judgment. Although the Order specifies that the sale must be conducted in a commercially reasonable manner, we cannot assure you that the plaintiffs in this action will effect the sale in a manner that will not have a materially adverse impact upon the trading value of our stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry.  See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth in Part I, Item 2 of this Quarterly Report on Form 10-QSB for a more complete discussion of these factors.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this quarterly report on Form 10-QSB.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy as discussed in more detail in Part II, Item 5 “Other Information” of this Quarterly Report on Form 10-QSB.

SIGNIFICANT ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three months ended March 31, 2005, as compared to those policies disclosed in the December 31, 2004 financial statements filed in our Current Report on Form 8-K/A with the SEC on April 18, 2005.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates have the following attributes: 1) we are required to make assumptions about matters that are highly uncertain at the time of the estimate; and 2) different estimates we could reasonably have used, or changes in the estimate that are reasonably likely to occur, would have a material effect on our financial condition or results of operations.

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the consolidated financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our consolidated financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our consolidated financial statements:

Use of Estimates - These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks.  Actual results could differ from those estimates.

Fair Value of Financial Instruments - For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Cash and Equivalents - Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased.  We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits.  We have not experienced any losses in such account.

Equipment - We record our equipment at historical cost.  We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to six years.

Revenue Recognition - Our revenues are generated from license and research agreements with collaborators. Licensing revenue is recognized ratably over the life of the license. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over the same term as the revenue. Reimbursements of research expense pursuant to grants are recorded as a reduction of research and development expense once the reimbursements are approved and the Company is assured of collectibility.

Intangible and Long-Lived Assets - We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the periods ended March 31, 2005 and December 31, 2004, no impairment losses were recognized.

Research and Development Costs - Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Stock Based Compensation - SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered.  The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” to account for stock-based compensation to employees.  We have elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees.

ACT uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value.  The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 2005 and March 31, 2004 were approximately $108,000 and $183,000, respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The reduction in revenue was due to decreased revenue levels from licensee operations.  We recognized no revenues from collaborations during either of the periods presented.

Research and Development Expenses and Grant Reimbursements

Research and development expenses for the three months ended March 31, 2005 and March 31, 2004 remained relatively flat at approximately $277,000 and $294,000, respectively.  These amounts consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Grant reimbursements for the three months ended March 31, 2005 and March 31, 2004 were approximately $236,000 and $140,000, respectively. These amounts represent approved reimbursements pursuant to a scientific grant from the US National Institute of Standards and Technology that expires in 2006. At March 31, 2005, ACT had approximately $1,100,000 of funds available under the grant that can be used to reimburse future approved research expenditures.  We will lose the availability of any unused funds upon the expiration of the grant.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2005 and March 31, 2004 were approximately $1,204,000 and $493,000, respectively.  The principal increase in expense in the current period versus the same period last year is a result of additional salary costs related to the addition of key personnel, increased professional fees related to ACT’s merger into a public company, increased professional fees related to audits for the years ended December 31, 2004 and 2003, and costs of preparing documents and records for various public filings with the Securities and Exchange Commission.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2005 and March 31, 2004 were approximately $18,000 and ($49,000), respectively.  The increase in other income was due to the fact that the quarter ended March 31, 2005 included interest income of approximately $12,000 as a result of cash balances from ACT’s recently completed financing and a gain on settlement of debt of approximately $87,000 related to resolution of certain outstanding legal bills.  These amounts were partially offset by increases in interest expense and late fees the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, primarily as a result of past due amounts owed to professionals and other suppliers to ACT.

Net Loss

Net loss for the three months ended March 31, 2005 and March 31, 2004 was approximately $1,164,000 and $581,000, respectively.  The increased loss in the quarter ended March 31, 2005 is the result of increased general and administrative expenses, offset in part by increased interest income and the gain on settlement of debt.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance.  Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished.  Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets.  The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis.  By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions.  SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.  Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance.  The provisions of SFAS 153 shall be applied prospectively.  The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company’s overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment”.  SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued.  SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  SFAS 123(R) replaces FASB Statement No. 123, “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees.  However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used.  Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for ACT effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the Company’s overall results of operations and financial position (a pro forma effect, as estimated by management, is disclosed earlier in this note).

In December 2004, the FASB issued SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)”. The amendments made by Statement 152 amend FASB Statement No. 066, “Accounting for Sales of Real Estate”, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, “Accounting for Real Estate Time-Sharing Transactions”. This Statement also amends FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects”, to state that the guidance for (1) incidental operations and (2) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company’s overall results of operations or financial position since the Company does not enter into such transactions.

In December 2004, the FASB issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 “Accounting for Income Taxes” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company’s overall results of operations or financial position since the Company currently does not have any manufacturing operations or inventory.

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004.

In December 2003, the SEC issued Staff Accounting Bulletin (“SAB”) No. 104 (“SAB No. 104”), “Revenue Recognition.” SAB No. 104 supersedes SAB No. 101, “Revenue Recognition in Financial Statements.” SAB No. 104, which was effective upon issuance, rescinded certain guidance contained in SAB No. 101 related to multiple element revenue arrangements, and replaced such guidance with that contained in EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB No. 104 rescinded the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, and therefore the adoption of SAB No. 104 did not have a material effect on the Company’s results of operations or financial condition.

In January 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities” (“FIN 46”). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity’s expected losses, is entitled to receive a majority of the entity’s expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

LIQUIDITY AND CAPITAL RESOURCES

We are financing our operations primarily with the proceeds of the sale of $8,000,000 of investment units, consisting of Series A Preferred Stock and associated warrants, by our subsidiary, ACT, in January 2005, prior to the closing of the Merger.  To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

With the exception of 2002, when we sold certain assets of a subsidiary resulting in a gain for the year, we have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash, cash equivalents, and cash held in escrow at March 31, 2005 and December 31, 2004 were approximately $5,386,000 and $3,676,000, respectively.  None of our cash was held in escrow at March 31, 2005.  The increase in the current period is the result of closing the financing described above, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, and increases in other general and administrative expenses.

At March 31, 2005 and December 31, 2004, we had a note payable in the principal amount of $1,000,000 to ACT Group, and related accrued interest of approximately $327,000 and $297,000, respectively.  As an offset to these amounts owed to ACT Group, we had a receivable at March 31, 2005 and December 31, 2004 of approximately $587,000 and $394,000, respectively, primarily related to expenses incurred by ACT on behalf of ACT Group for salaries, legal fees and other costs incurred.

Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents and other costs associated with commercializing our potential products.  However, we expect to require substantial additional funding.  We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions.  If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least twelve months from the date of the financial statements, although certain of these activities and related personnel may need to be reduced.  We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common stock.  See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth in Part I, Item 2 of this Quarterly Report on Form 10-QSB for a more complete discussion of these factors.

RISK FACTORS THAT MAY AFFECT OUR BUSINESS

Our business is subject to various risks, included but not limited to those described below.  You should carefully consider these factors, together with all the other information disclosed in this Quarterly Report on Form 10-QSB.  Any of these risks could materially adversely affect our business, operating results and financial condition.

Risks Relating to Our Early Stage of Development

We have a limited operating history on which potential investors may evaluate our operations and prospects for profitable operations. We have a limited operating history on which a potential investor may base an evaluation of us and our prospects.  If we are unable to begin and sustain profitable operations, investors may lose their entire investment in us. We are in the development stage, and our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as a development stage company,

•      we have fewer resources than an established company;

•      our management may be more likely to make mistakes at such an early stage; and

•      we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

These difficulties are compounded by our heavy dependence on emerging and sometimes unproven technologies.  In addition, the fact that some of our significant potential revenue sources involve ethically sensitive and controversial issues which could become the subject of legislation or regulations that could materially restrict our operations and, therefore, harm our financial condition, operating results and prospects for bringing our investors a return on their investment.

We have a history of operating losses, and we cannot assure you that we will achieve future revenues or operating profits. We have generated insignificant revenue to date from our operations.  Historically, we have had net operating losses each year since our inception.  We have limited current potential sources of revenue from license fees and product development revenues, and we cannot assure you that we will be able to develop such revenue sources or that our operations will become profitable, even if we are able to commercialize our technologies or any products or services developed from those technologies.  If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

We have no commercially marketable products and no immediate ability to generate revenue from commercial products, nor any assurance of being able to develop our technologies for commercial applications.  As a result, we may never be able to operate profitably. We are just beginning to identify products available for pre-clinical trials and may not receive significant revenues from commercial sales of our products for the next several years, if at all, although we do generate revenues from licensing activities.  We have marketed only a limited amount of services based on our technologies and have little experience in doing so. Our technologies and any potential products or services that we may develop will require significant additional effort and investment prior to material commercialization and, in the case of any biomedical products, pre-clinical and clinical testing and regulatory approvals.  We cannot assure you that we will be able to develop any such technologies or any products or services, or that such technologies, products or services will prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed.  For that reason, we may not be able to generate revenues from commercial production or operate profitably.

We have sold the agricultural portion of our business in order to finance operations.  The agricultural applications of our technology generally have a more rapid realization of revenues due to more limited regulatory requirements and testing.  Our ability to generate revenue from any agricultural applications of our technology is limited to existing license royalties.

We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all. We believe our cash from all sources (cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts) is sufficient for the Company to continue as a going concern through March 31, 2006.  However, without substantial additional financing during this period, we will need to significantly limit our capital and operational spending and therefore be limited in our ability to advance our scientific efforts or further our efforts to operate profitably.

We are evaluating alternatives and sources for additional funding, which may include public or private investors, strategic partners, and grant programs available through specific states or foundations. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

In addition, our cash requirements may vary materially from those now planned because of results of research and development, potential relationships with strategic partners, changes in the focus and direction of our research and development programs, competition, litigation required to protect our technology, technological advances, the cost of pre-clinical and clinical testing, the regulatory process of the United States Food and Drug Administration, or FDA, and foreign regulators, whether any of our products become approved or the market acceptance of any such products and other factors.  Our current cash reserves are not sufficient to fund our operations through the commercialization of our first products or services.

We have limited clinical testing, regulatory, manufacturing, marketing, distribution and sales capabilities which may limit our ability to generate revenues. Because of the relatively early stage of our research and development programs, we have not yet invested significantly in clinical testing, regulatory, manufacturing, or in marketing, distribution or product sales resources. We cannot assure you that we will be able to develop any such resources successfully or as quickly as may be necessary. The inability to do so may harm our ability to generate revenues or operate profitably.

Risks Relating to Our Technology

We rely on nuclear transfer and embryonic stem cell technologies that we may not be able to successfully develop, which will prevent us from generating revenues, operating profitably or providing investors any return on their investment. We have concentrated our research on our nuclear transfer and embryonic stem cell technologies, and our ability to operate profitably will depend on being able to successfully develop these technologies for human applications. These are emerging technologies with, as yet, limited human applications. We cannot guarantee that we will be able to successfully develop our nuclear transfer and embryonic stem cell technologies or that such development will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty / licensing fees related to our technology, would be our primary sources of revenues. If we are unable to develop our technologies, investors will likely lose their entire investment in us.

The outcome of pre-clinical, clinical and product testing of our products is uncertain, and if we are unable to satisfactorily complete such testing, or if such testing yields unsatisfactory results, we will be unable to commercially produce our proposed products.  Before obtaining regulatory approvals for the commercial sale of any potential human products, our products will be subjected to extensive pre-clinical and clinical testing to demonstrate their safety and efficacy in humans.  We cannot assure you that the clinical trials of our products, or those of our licensees or collaborators, will demonstrate the safety and efficacy of such products at all, or to the extent necessary to obtain appropriate regulatory approvals, or that the testing of such products will be completed in a timely manner, if at all, or without significant increases in costs, program delays or both, all of which could harm our ability to generate revenues.  In addition, our prospective products may not prove to be more effective for treating disease or injury than current therapies. Accordingly, we may have to delay or abandon efforts to research, develop or obtain regulatory approval to market our prospective products. Many companies involved in biotechnology research and development have suffered significant setbacks in advanced clinical trials, even after promising results in earlier trials. The failure to adequately demonstrate the safety and efficacy of a therapeutic product under development could delay or prevent regulatory approval of the product and could harm our ability to generate revenues, operate profitably or produce any return on an investment in us.

While the marketing of cloned or transgenic animals does not currently require regulatory approval, such approval may be required in the future.  We cannot assure you that we would obtain such approvals or that our licensees’ products would be accepted in the marketplace.  This lack of approval could reduce or preclude any royalty revenues we might receive from our licensees in that field.

We may not be able to commercially develop our technologies and proposed product lines, which, in turn, would significantly harm our ability to earn revenues and result in a loss of investment. Our ability to commercially develop our technologies will be dictated in large part by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions, the success of our research and pre-clinical and field testing, the availability of collaborative partners to finance our work in pursuing applications of nuclear transfer technology and technological or other developments in the biomedical field which, due to efficiencies, technological breakthroughs or greater acceptance in the biomedical industry, may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located.  Our decisions regarding the ultimate products and/or services we pursue could have a significant adverse affect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue that wrong products or services. Any of these factors either alone or in concert could materially harm our ability to earn revenues and could result in a loss of any investment in us.

If we are unable to keep up with rapid technological changes in our field or compete effectively, we will be unable to operate profitably. We are engaged in activities in the biotechnology field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. We cannot assure you that research and discoveries by other biotechnology, agricultural, pharmaceutical or other companies will not render our technologies or potential products or services uneconomical or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.

We may not be able to protect our proprietary technology, which could harm our ability to operate profitably. The biotechnology and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

•      we will succeed in obtaining any patents, obtain them in a timely manner, or that the breadth or degree of protection that any such patents will protect our interests;

•      the use of our technology will not infringe on the proprietary rights of others;

•      patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or not be challenged, invalidated or infringed; or

•      patents will not issue to other parties, which may be infringed by our potential products or technologies.

We are aware of certain patents that have been granted to others and certain patent applications that have been filed by others with respect to nuclear transfer technologies.  The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors’ purported patent rights and the technologies they actually utilize in their businesses.

Our business is highly dependent upon maintaining licenses with respect to key technology. Several of the key patents we utilize are licensed to us by third parties.  These licenses are subject to termination under certain circumstances (including, for example, our failure to make minimum royalty payments or to timely achieve development and commercialization benchmarks).  The loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could harm our operations and/or enhance the prospects of our competitors.

Certain of such licenses also contain restrictions (e.g., limitations on our ability to grant sublicenses)  that could materially interfere with our ability to generate revenue through the licensing or sale to third parties of important and valuable technologies that we have, for strategic reasons, elected not to pursue directly.  The possibility exists that in the future we will require further licenses to complete and/or commercialize our proposed products.  We cannot assure you that we will be able to acquire any such licenses on a commercially viable basis.

Certain of our technology is not protectable by patent. Certain parts of our know-how and technology are not patentable. To protect our proprietary position in such know-how and technology, we intend to require all employees, consultants, advisors and collaborators to enter into confidentiality and invention ownership agreements with us.  We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

We may not be able to adequately protect against piracy of intellectual property in foreign jurisdictions. Considerable research in the areas of stem cells, cell therapeutics and regenerative medicine is being performed in countries outside of the United States, and a number of our competitors are located in those countries.  The laws protecting intellectual property in some of those countries may not provide protection for our trade secrets and intellectual property adequate to prevent our competitors from misappropriating our trade secrets or intellectual property.  If our trade secrets or intellectual property are misappropriated in those countries, we may be without adequate remedies to address the issue.

Risks Relating to Government Regulation

Companies such as ours engaged in research using nuclear transfer and embryonic stem cells are currently subject to strict government regulations, and our operations could be harmed by any legislative or administrative efforts impacting the use of nuclear transfer technology or human embryonic material.  Our business is focused on human cell therapy, which includes the production of human differentiated cells from stem cells and involves the use of nuclear transfer technology, human oocytes, and embryonic material.  Nuclear transfer technology, commonly known as therapeutic cloning, and research utilizing embryonic stem cells are controversial subjects, and are currently subject to intense scrutiny, both in the United States, the United Nations and throughout the world, particularly in the area of nuclear transfer of human cells and the use of human embryonic material.

We cannot assure you that our operations will not be harmed by any legislative or administrative efforts by politicians or groups opposed to the development of nuclear transfer technology generally or the use of nuclear transfer for therapeutic cloning of human cells specifically. Further, we cannot assure you that legislative or administrative restrictions directly or indirectly delaying, limiting or preventing the use of nuclear transfer technology or human embryonic material or the sale, manufacture or use of products or services derived from nuclear transfer technology or human embryonic material will not be adopted in the future.

Restrictions on the use of human embryonic stem cells, and the ethical, legal and social implications of that research, could prevent us from developing or gaining acceptance for commercially viable products in these areas.  Some of our most important programs involve the use of stem cells that are derived from human embryos. The use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells. In the event that our research related to human embryonic stem cells becomes the subject of adverse commentary or publicity, the market price for our common stock could be significantly harmed.  Some political and religious groups have voiced opposition to our technology and practices. We use stem cells derived from human embryos that have been created for in vitro fertilization procedures but are no longer desired or suitable for that use and are donated with appropriate informed consent for research use. Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, thereby impairing our ability to conduct research in this field.

Potential and actual legislation and regulation related to our technology could limit our activities and ability to develop products for commercial sales, depriving us of our anticipated source of future revenues. In July, 2001, the House of Representatives of the United States Congress passed a bill, HR 2505, the “Human Cloning Prohibition Act of 2001”.  This bill was placed on the calendar of the U.S. Senate in August 2002, where it did not pass.  However, similar bills could be introduced in the future aiming to prohibit the use or commercialization of somatic cell nuclear transfer technology or of any products resulting from it, including those related to human therapeutic cloning and regenerative medicine.  If passed, such a bill could have a significant influence on our ability to pursue our research, development and commercialization plans in the United States.

The Commonwealth of Massachusetts House of Representatives and Senate have passed a bill, S.2039, “An Act Relative to Enhancing Regenerative Medicine in the Commonwealth,” which has been sent to the Governor of the Commonwealth for action.  The bill, among other things, permits research and clinical applications involving the derivation and use of human embryonic stem cells, including somatic cell nuclear transfer, human adult stem cells from any source, umbilical cord stem cells, parthenotes, and placental cells; requires that all research involving the derivation human embryonic stem cells through the use human genetic material, including somatic cell nuclear transfer, and parthenogenesis or other asexual means be conducted only upon the written approval of a duly authorized Institutional Review Board (IRB); and prohibits the knowing purchase, sale or transfer of human embryos or gametes for valuable consideration for research purposes.  The bill also directs the biomedical research advisory council created pursuant to the bill to investigate the feasibility of permitting companies’ such as ours whose stock is publicly traded to use an alternative method of approval in lieu of the requirement of having to acquire IRB approval before conducting embryonic stem cell research.  If the bill becomes law, the biomedical research advisory council will be required to report its findings and recommendations (if any) by October 31, 2005.  If passed, this bill could have a significant influence on the Company’s ability to pursue its research, development and commercialization plans in Massachusetts.

Any future or additional government-imposed restrictions in these or other jurisdictions with respect to use of embryos or human embryonic stem cells in research and development could have a material adverse effect on us, by, among other things:

•  harming our ability to establish critical partnerships and collaborations;

•  delaying or preventing progress in our research and development;

•  limiting or preventing the development, sale or use of our products; and

•  causing a decrease in the price of our stock.

Because we or our collaborators must obtain regulatory approval to market our products in the United States and other countries, we cannot predict whether or when we will be permitted to commercialize our products. Federal, state and local governments in the United States and governments in other countries have significant regulations in place that govern many of our activities.  We are or may become subject to various federal, state and local laws, regulations and recommendations relating to safe working conditions, laboratory and manufacturing practices, the experimental use of animals and the use and disposal of hazardous or potentially hazardous substances used in connection with our research and development work. The preclinical testing and clinical trials of the products that we or our collaborators develop are subject to extensive government regulation that may prevent us from creating commercially viable products from our discoveries. In addition, the sale by us or our collaborators of any commercially viable product will be subject to government regulation from several standpoints, including manufacturing, advertising and promoting, selling and marketing, labeling, and distributing.

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted.  The regulatory process, particularly in the biotechnology field, is uncertain, can take many years and requires the expenditure of substantial resources. Biological drugs and non-biological drugs are rigorously regulated. In particular, proposed human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. We may never obtain regulatory approval to market our proposed products. For additional information about governmental regulations that will affect our planned and intended business operations, see “BUSINESS-Government Regulation” of Part II, Item 5 of this Quarterly Report on Form 10-QSB.

Our products may not receive FDA approval, which would prevent us from commercially marketing our products and producing revenues. The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We cannot yet accurately predict when we might first submit any Investigational New Drug, or IND, application to the FDA, or whether any such IND application would be granted on a timely basis, if at all, nor can we assure you that we will successfully complete any clinical trials in connection with any such IND application. Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all.  As a result, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue. For additional information about governmental regulations that will affect our planned and intended business operations, see “BUSINESS-Government Regulation” of Part II, Item 5 of this Quarterly Report on Form 10-QSB.

For-profit entities may be prohibited from benefiting from grant funding.  There has been much publicity about grant resources for stem cell research, including Proposition 71 in California. To date, California has not provided any funding related to research activities pursuant to this Proposition, and there is ongoing litigation in California that may delay, or prevent the sale of State bonds that would fund the activities contemplated by California voters.  In addition, rules and regulations related to any funding that may ultimately be provided, the type of entity that will be eligible for funding, the science to be funded, and funding details have not been finalized.  As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to the Company, or any for-profit entity.

The government maintains certain rights in technology that we develop using government grant money and we may lose the revenues from such technology if we do not commercialize and utilize the technology pursuant to established government guidelines. Certain of our and our licensors’ research has been or is being funded in part by government grants. In connection with certain grants, the U.S. Government retains rights in the technology developed with the grant. These rights could restrict our ability to fully capitalize upon the value of this research.

Risks Relating to Competition

Our competition includes both public and private organizations and collaborations among academic institutions and large pharmaceutical companies, most of which have significantly greater experience and financial resources than we do. The biotechnology and pharmaceutical industries are characterized by intense competition. We compete against numerous companies, many of which have substantially greater financial and other resources than we have. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases targeted by us. Companies such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, have substantially greater resources and experience in our fields than we do, and are well situated to compete with us effectively.  Of course, any of the world’s largest pharmaceutical companies represents a significant actual or potential competitor with vastly greater resources than ours.

These companies hold licenses to genetic selection technologies and other technologies that are competitive with those of our technologies.  These and other competitive enterprises have devoted, and will continue to devote, substantial resources to the development of technologies and products in competition with us.

Private and public academic and research institutions also compete with us in the research and development of human therapeutic or agricultural products.  In the past several years, the pharmaceutical industry has selectively entered into collaborations with both public and private organizations to explore the possibilities that stem cell therapies may present for substantive breakthroughs in the fight against disease.

In addition, many of our competitors have significantly greater experience and financial resources than we have in the development, pre-clinical testing and human clinical trials of biotechnology and pharmaceutical products, in obtaining FDA and other regulatory approvals of such products and in manufacturing and marketing such products. Accordingly our competitors may succeed in obtaining FDA approval for products more rapidly or effectively than we can. Our competitors may also be the first to discover and obtain a valid patent to a particular stem cell which may effectively block all others from doing so.  It will be important for us or our collaborators to be the first to discover any stem cell that we are seeking to discover. Failure to be the first could prevent us from commercializing all of our research and development affected by that discovery. Additionally, if we commence commercial sales of any products, we will also be competing with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we have no experience.

The United States is encountering tremendous competition from many foreign countries that are providing an environment more attractive for stem cell research. The governments of numerous foreign countries are investing in, providing facilities, personnel and legal environments intended to attract biotechnology companies and encourage stem cell research and development of stem cell-related technologies.

These efforts by foreign countries may make it more difficult to effectively compete in our industry and may generate competitors with substantially greater resources than ours.

Risks Relating to Our Reliance on Third Parties

We depend on our collaborators to help us develop and test our proposed products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.  Our strategy for the development, clinical testing and commercialization of our proposed products requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators’ resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

•  design and conduct advanced clinical trials in the event that we reach clinical trials;

•  fund research and development activities with us;

•  pay us fees upon the achievement of milestones; and

•  market with us any commercial products that result from our collaborations.

The development and commercialization of potential products will be delayed if collaborators fail to conduct these activities in a timely manner or at all. In addition, our collaborators could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

Our reliance on the activities of our non-employee consultants, research institutions, and scientific contractors, whose activities are not wholly within our control, may lead to delays in development of our proposed products. We rely extensively upon and have relationships with scientific consultants at academic and other institutions, some of whom conduct research at our request, and other consultants with expertise in clinical development strategy or other matters. These consultants are not our employees and may have commitments to, or consulting or advisory contracts with, other entities that may limit their availability to us. We have limited control over the activities of these consultants and, except as otherwise required by our collaboration and consulting agreements to the extent they exist, can expect only limited amounts of their time to be dedicated to our activities.

In addition, we have formed research collaborations with academic and other research institutions throughout the world. These research facilities may have commitments to other commercial and non-commercial entities. We have limited control over the operations of these laboratories and can expect only limited amounts of time to be dedicated to our research goals.

We also rely on other companies for certain process development or other technical scientific work. We have contracts with these companies that specify the work to be done and results to be achieved, but we do not have direct control over their personnel or operations.  If any of these third parties are unable or refuse to contribute to projects on which we need their help, our ability to generate advances in our technologies and develop our products could be significantly harmed.

Risks Relating to A.C.T. Group, Inc.

One of our largest shareholders is in financial distress which may harm our ability to conduct operations. One of our largest shareholders, ACT Group, is facing insolvency.  Two of our three Board members also serve in similar positions at ACT Group.  Our Chairman, President and Chief Scientific Officer is the President of ACT Group.  Although our operations and those of ACT Group are distinct and separate, with separate governance structures, and the two companies observe strict corporate formalities distinct to the respective entities, there have been several attempts by the debt holders of ACT Group, via a legal complaint, to pierce the corporate veil and hold ACT responsible for ACT Group’s liabilities.  To date, those claims have not been successful.  However, we cannot assure you that there will not be further attempts by creditors of ACT Group to pierce the corporate veil, or that they will be unsuccessful in doing so.  If there are such future attempts, they could result in significant legal expenses in defending such claims.  Moreover, if ACT Group creditors are successful in piercing the corporate veil and holding us responsible for ACT Group debts, there will be a material adverse effect on our business and operations.

ACT Group is involved in certain litigation proceedings, which, if not resolved on terms satisfactory to us, could adversely affect our business.  ACT Group is involved in litigation relating to a claim for breach of contract and failure to pay brought by two of the individuals who hold Promissory Notes issued by ACT Group, as discussed in more detail in Part II, Item 1 “LEGAL PROCEEDINGS.”  The plaintiffs have obtained a judgment in the amount of approximately $690,000.  Our subsidiary, ACT, is a named defendant in this proceeding.  If ACT Group is unable to resolve this dispute on terms that are satisfactory to it and ACT, our business may be materially adversely affected.  The Massachusetts Superior Court has entered an order requiring all shares of our stock held by ACT Group be placed in escrow pending sale to satisfy this judgment.  Although the order specifies that the sale must be conducted in a commercially reasonable manner, we cannot assure you that the plaintiffs in this action will effect the sale in a manner that will not have a materially adverse impact upon the trading value of our stock.  Other creditors of ACT Group have also filed suit against ACT Group.  We cannot assure you that these creditors will not also take action against that company that could have a material adverse impact upon the trading value of our stock due to the significant block of our stock held by ACT Group.

General Risks Relating to Our Business

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.  Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business.  Additional discussion regarding litigation in which the Company and/or ACT is involved is contained in Part II, Item 1 “LEGAL PROCEEDINGS.”

Patent litigation presents an ongoing threat to our business with respect to both outcomes and costs. We have previously been involved in patent interference litigation with Infigen, Inc., and are currently involved in two patent disputes with Geron Corporation, and it is possible that further litigation over patent matters with one or more competitors could arise. We could incur substantial litigation or interference costs in defending ourselves against suits brought against us or in suits in which we may assert our patents against others. If the outcome of any such litigation, including our current disputes with Geron Corporation, is unfavorable, our business would likely be materially adversely affected. To determine the priority of inventions, we may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to us.  Without additional capital, we may not have the resources to adequately defend or pursue this litigation.

We may not be able to obtain third-party patient reimbursement or favorable product pricing, which would reduce our ability to operate profitably. Our ability to successfully commercialize certain of our proposed products in the human therapeutic field may depend to a significant degree on patient reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations. We cannot assure you that reimbursement in the United States or foreign countries will be available for any products we may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products with a consequent harm to our business. We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive, or if health care related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon our business model.

Our products are likely to be expensive to manufacture, and they may not be profitable if we are unable to control the costs to manufacture them.  Our products are likely to be significantly more expensive to manufacture than most other drugs currently on the market today.  Our present manufacturing processes produce modest quantities of product intended for use in our ongoing research activities, and we have not developed processes, procedures and capability to produce commercial volumes of product We hope to substantially reduce manufacturing costs through process improvements, development of new science, increases in manufacturing scale and outsourcing to experienced manufacturers. If we are not able to make these, or other improvements, and depending on the pricing of the product, our profit margins may be significantly less than that of most drugs on the market today. In addition, we may not be able to charge a high enough price for any cell therapy product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

To be successful, our proposed products must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.  Our proposed products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

•  our establishment and demonstration to the medical community of the clinical efficacy and safety of our proposed products;

•  our ability to create products that are superior to alternatives currently on the market;

•  our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods; and

•  reimbursement policies of government and third-party payors.

If the health care community does not accept our products for any of the foregoing reasons, or for any other reason, our business would be materially harmed.

Our current source of revenues depends on the stability and performance of our sublicensees. Our ability to collect royalties on product sales from our sublicensees will depend on the financial and operational success of the companies operating under a sublicense.  We have numerous licensees to third parties including Lifeline Cell Technology, Exeter Life Sciences and GTC Biotherapeutics, as well as others that hold licenses to our technology.  Revenues from those licensees will depend upon the financial and operational success of those third parties.  We cannot assure you that these licensees will be successful in obtaining requisite financing or in developing and successfully marketing their products.  These licensees may experience unanticipated obstacles including regulatory hurdles, and scientific or technical challenges, which could have the effect of reducing their ability to generate revenues and pay us royalties.

We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan. Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more certain key executive officers, or scientific officers, would be significantly detrimental to us.  In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

Our credibility as a business operating in the field of human embryonic stem cells is largely dependent upon the support of our Ethics Advisory Board. Because the use of human embryonic stem cells gives rise to ethical, legal and social issues, the Company consults with its Ethics Advisory Board on a regular basis.  The Company’s Ethics Advisory Board is made up of highly qualified individuals with expertise in the field of human embryonic stem cells.  We cannot assure you that these members will continue to serve on our Ethics Advisory Board, and the loss of any such member may affect the credibility and effectiveness of the Board.  As a result, our business may be materially harmed in the event of any such loss.

Our insurance policies may be inadequate and potentially expose us to unrecoverable risks.  We have limited director and officer insurance and commercial insurance policies. Any significant insurance claims would have a material adverse effect on our business, financial condition and results of operations.  Insurance availability, coverage terms and pricing continue to vary with market conditions. We endeavor to obtain appropriate insurance coverage for insurable risks that we identify, however, we may fail to correctly anticipate or quantify insurable risks, we may not be able to obtain appropriate insurance coverage, and insurers may not respond as we intend to cover insurable events that may occur. We have observed rapidly changing conditions in the insurance markets relating to nearly all areas of traditional corporate insurance. Such conditions have resulted in higher premium costs, higher policy deductibles, and lower coverage limits. For some risks, we may not have or maintain insurance coverage because of cost or availability.

We have no product liability insurance, which may leave us vulnerable to future claims we will be unable to satisfy. The testing, manufacturing, marketing and sale of human therapeutic products entail an inherent risk of product liability claims, and we cannot assure you that substantial product liability claims will not be asserted against us. We have no product liability insurance. In the event we are forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses.

We cannot assure you that adequate insurance coverage will be available in the future on acceptable terms, if at all, or that, if available, we will be able to maintain any such insurance at sufficient levels of coverage or that any such insurance will provide adequate protection against potential liabilities. Whether or not a product liability insurance policy is obtained or maintained in the future, any product liability claim could harm our business or financial condition.

We need to improve our financial control procedures.  Since the Merger, we have determined that there are serious deficiencies in the operating effectiveness of our internal controls over financial reporting that we believe would collectively constitute significant deficiencies and material weaknesses under standards established by the American Institute of Certified Public Accountants, resulting in more than a remote likelihood that a material misstatement of the annual or interim financial statements of the Company will not be prevented or detected.

In our opinion, we have not established and did not maintain effective internal control over financial reporting as of March 31, 2005.  We also believe that because of the effect of the material weakness we have identified, we have not maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company has taken initial remedial steps, and will continue its on-going evaluation of internal controls and expects to improve its internal controls over financial reporting as necessary to assure their effectiveness, but there can be no assurance that it will succeed or that other deficiencies will not be identified.

The Company presently has members of management and other key employees located in various locations throughout the country which adds complexities to the operation of the business.  Presently, the Company has members of management and other key employees located in both California and Massachusetts, which adds complexities to the operation of our business.  The Company intends to maintain its research facilities in Massachusetts and establish corporate offices and an additional research facility in California.  The Company will likely incur significant costs associated with maintaining multiple locations.

We face risks related to compliance with corporate governance laws and financial reporting standards.  The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. Our independent registered public accounting firm is required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of its internal controls. As described below in Part I, Item 4 of this Quarterly Report on Form 10-QSB, there exist material weaknesses and deficiencies at this time in the Company’s internal controls.  These weaknesses and deficiencies could have a material adverse effect on our business and operations.

Risks Relating to Our Common Stock

Stock prices for biotechnology companies have historically tended to be very volatile.  Stock prices and trading volumes for many biotechnology companies fluctuate widely for a number of reasons, including but not limited to the following factors, some of which may be unrelated to their businesses or results of operations:

•       clinical trial results;

•       the amount of our cash resources and our ability to obtain additional funding;

•       announcements of research activities, business developments, technological innovations or new products by us or our competitors;

•       entering into or terminating strategic relationships;

•       changes in government regulation;

•       disputes concerning patents or proprietary rights;

•       changes in our revenues or expense levels;

•       public concern regarding the safety, efficacy or other aspects of the products or methodologies we are developing;

•       reports by securities analysts;

•       activities of various interest groups or organizations;

•       media coverage; and

•       status of the investment markets.

This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

The sale or issuance of a substantial number of shares may adversely affect the market price for our common stock.  Sale of a substantial number of shares of our common stock in the public market, or the perception that such sales could occur, could significantly and negatively affect the market price for our common stock.  We expect that we will likely issue a substantial number of shares of our capital stock in financing transactions in order to fund our operations and the growth of our business.  In addition, we have issued common stock to certain parties, such as vendors and service providers, as payment for products and services. Under these arrangements, we may agree to register the shares for resale soon after their issuance. We may also continue to pay for certain goods and services with equity, which would dilute your interest in the Company. Also, sales of the shares issued in this manner could negatively affect the market price of our stock.

We do not intend to pay cash dividends on our common stock in the foreseeable future.  Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of the Board of Directors. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Furthermore, we may incur additional indebtedness that may severely restrict or prohibit the payment of dividends.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange. Our securities are currently quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market.  In addition, as an OTC Bulletin Board listed company, we do not attract the extensive analyst coverage that accompanies companies listed on Nasdaq or any other regional or national exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. The factors may have an adverse impact on the trading and price of our securities.

Our common stock is subject to “penny stock” regulations and restrictions on initial and secondary broker-dealer sales. The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  Penny stocks are subject to certain additional oversight and regulatory requirements.  Brokers and dealers affecting transactions in our Common Stock in many circumstances must obtain the written consent of a customer prior to purchasing our Common Stock, must obtain information from the customer and must provide disclosures to the customer.  These requirements may restrict the ability of broker-

dealers to sell our Common Stock and may affect your ability to sell your shares of our Common Stock in the secondary market.

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, due to the material weaknesses in our internal controls over financial reporting further described below, our principal executive officer has concluded that such disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  The Company is therefore in the process of designing new disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms are effective.

(b) Changes in internal controls.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is intended to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Management’s assessment identified material deficiencies in the Company’s internal control over financial reporting.  These deficiencies include lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. We also have not yet instituted new internal control processes related to our identified material weaknesses, significant deficiencies and deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.  Management has determined that these significant deficiencies, in the aggregate, constituted a material weakness in the design and operation of the Company’s internal controls in effect prior to March 31, 2005. Although the Company hired a chief financial officer on April 1, 2005, the new controls this addition allowed were not in operation during the quarter ended March 31, 2005.  As a result of the material weaknesses described in the preceding paragraph, we believe that, as of March 31, 2005, the Company’s internal control over financial reporting was not effective based on the COSO criteria.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Although this Part II, Item 1 of Form 10-QSB requires that a legal proceeding need only be reported in the Form 10-QSB filed for the quarter in which it first became a reportable event and in subsequent quarters in which there have been material developments, in light of the Merger and the complete change of business by the small business issuer following the Merger, we have elected to provide disclosure relating to all material pending legal proceedings to which the Company or ACT is a party.

Geron-Related Proceedings

Campbell et al. v. Stice et al., Patent Interference Nos. 104,746 and 105,192.  These two interference proceedings were initiated January 30, 2002 at the request of Geron Corporation in an effort to obtain rights to U.S. Patent Nos. 5,945,577 and 6,235,970, which are licensed by the University of Massachusetts exclusively to the Company.  In both proceedings, the Board of Patent Appeals and Interferences issued a decision adverse to the Company.  Both of these decisions are being challenged in proceedings described below.  This proceeding and the two proceedings discussed immediately below are referred to as the “Geron-Related Proceedings.”  Adverse determinations in this proceeding would have a materially adverse effect on our business.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia.  The Company filed an action on February 18, 2005 in the U.S. District Court for the District of Columbia.  The Company brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of cloning non-human animals.  The patent, U.S. Patent No. 5,945,577, is licensed by the University of Massachusetts exclusively to the Company.  Defendants have received an extension until May 2, 2005 to answer or otherwise respond.  No other activities have taken place in this action.  Adverse determinations in this proceeding would have a materially adverse effect on our business.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia.  The Company filed an action on April 7, 2005 in the U.S. District Court for the District of Columbia.  The Company brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of creating embryonic stem cells.  The patent, U.S. Patent No. 6,235,970, is licensed by the University of Massachusetts exclusively to the Company.  Adverse determinations in this proceeding would have a materially adverse effect on our business.

Other Legal Proceedings

Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom. Commonwealth of Massachusetts Superior Court. Worcester. C.A. No. 040523B.  This proceeding is a claim for breach of contract and failure to pay brought by two of the individuals who hold Promissory Notes issued by ACT Group. ACT is a named defendant in this proceeding.  In April 2004, the court entered an order denying a request for a temporary restraining order and preliminary injunction with respect to our subsidiary ACT.  In its order, the Court stated that, based upon the record before the Court at that stage of the proceeding, ACT, was “not legally responsible” for these ACT Group obligations.  In August 2004, the plaintiffs obtained a judgment against ACT Group for $690,040. The Company and certain of its officers and directors have been named as contemnors in a related contempt complaint seeking to enforce the judgment against ACT Group.  If ACT Group is unable to resolve this dispute on terms that are satisfactory to it and the Company, our business may be materially adversely affected.  Although our operations and those of ACT Group are distinct and separate, with separate governance structures, and the two companies observe strict corporate formalities distinct to the respective entities, the plaintiffs in this action seek to pierce the corporate veil and hold us responsible for ACT Group’s liabilities.  To date, those claims have not been successful.  However, we cannot assure you that there will not be further attempts to pierce the corporate veil, or that they will be unsuccessful in doing so.  If there are such future attempts, they could result in significant legal expenses in defending such claims.  Moreover, if the plaintiffs creditors are successful in piercing the corporate veil and holding us responsible for these ACT obligations, there will be a material adverse effect on our business and operations.  The Massachusetts Superior Court before which this proceeding is pending has entered an Order requiring all 6,811,146 shares of our stock held by ACT Group be placed in escrow pending sale to satisfy this judgment.  Although the Order specifies that the sale must be conducted in a commercially reasonable manner, we cannot assure you that the plaintiffs in this action will effect the sale in a manner that will not have a materially adverse impact upon the trading value of our stock.

University of Massachusetts v. James M. Robl and Phillippe Collas, Massachusetts Superior Court (Suffolk County).  The University of Massachusetts, referred to as UMass, filed a complaint on February 22, 2004 in the Superior Court (Suffolk County) for the Commonwealth of Massachusetts.  We are not a party to this litigation; however, a decision adverse to UMass in this litigation could have a materially adverse effect on the Company’s business.  The complaint alleges the misappropriation by the defendants of valuable inventions in the fields of animal cloning and cell reprogramming, made by the defendants at UMass and with UMass support, that are exclusively licensed to ACT by UMass.  The complaint includes counts for declaratory judgment, breach of contract seeking specific performance, injunctive relief and damages, intentional interference with contract and prospective contractual relations, conversion, breach of duty, and breach of the covenant of good faith and fair dealing.  ACT has been cooperating with UMass in connection with the prosecution and possible settlement of this litigation.

William A. Brandt, Jr. as Assignee for the Benefit of the Creditors of Avian Farms, Inc. v. Advanced Cell Technology, Inc. and A.C.T. Group, Inc.  U.S. District Court for the District of Massachusetts, C.A. No. 01-40227-NMG.  Plaintiff brought suit on December 3, 2001 in U.S. District Court in Worcester, Massachusetts

alleging that ACT Group and ACT defaulted on two promissory notes totaling $2,787,000.  Plaintiff sought that amount plus interest and legal fees.  ACT Group and ACT filed an answer in which they disputed the amount due.  ACT Group and ACT also brought counterclaims in which they sought compensation for travel expenses and legal fees owed to ACT.  ACT paid its note in full in July of 2002.  Following the parties’ notification to the court that they had reached tentative settlement, the case was dismissed on August 16, 2004 without prejudice to the right of any party to move to re-open the case within 60 days if settlement could not be formalized.  The parties never reached settlement and none of the parties moved to re-open the case.  On or about January 11, 2005, Brandt assigned Avian Farms’ rights to Highview Associates.  Although our operations and those of ACT Group are distinct and separate, with separate governance structures, and the two companies observe strict corporate formalities distinct to the respective entities, there have been several attempts by the debt holders of ACT Group, via a legal complaint, to pierce the corporate veil and hold us responsible for ACT Group’s liabilities.  To date, those claims have not been successful.  However, we cannot assure you that there will not be further attempts by creditors of ACT Group to pierce the corporate veil, or that they will be unsuccessful in doing so.  If there are such future attempts, they could result in significant legal expenses in defending such claims.  Moreover, if ACT Group creditors are successful in piercing the corporate veil and holding us responsible for ACT Group debts, there will be a material adverse effect on our business and operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Although this Part II, Item 2 of Form 10-QSB requires that the small business issuer need only report unregistered sales of equity securities during the period covered by the report, in light of the Merger and the complete change of business by the small business issuer following the Merger, we have elected to disclose all unregistered sales of equity securities during the previous three years.  For the portion of the three year period prior to the consummation of the Merger on January 31, 2005, the disclosure set forth below relates to unregistered sales of equity securities by ACT.  For the period January 31, 2005 through March 31, 2005, the disclosure set forth below relates to unregistered sales of equity securities by the Company.  The issuances of the equity securities described below were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), relating to sales by an issuer not involving a public offering, and/or pursuant to the requirements of one or more of the safe harbors provided in Regulation D under the Securities Act or, in the case of equity compensation to employees, directors and eligible consultants, Rule 701 therewith.

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”), subject to approval of our shareholders.  The Board approved stock option grants to employees and consultants totaling 7,808,335 under the 2005 Plan.  These grants included 7,273,335 awarded to employees and 535,000 awarded to consultants.

On January 31, 2005, the Company closed the Merger.  The Company filed a Form 8-K on February 4, 2005 reporting that it had completed the Merger transaction and the following issuances of unregistered securities in connection therewith.  As a result of the Merger, all of the outstanding shares of the capital stock of ACT were converted, on a pro rata basis, into the right to receive an aggregate of approximately 18,000,000 shares of the Company’s Common Stock.  In addition, all outstanding options and warrants to acquire shares of the capital stock of ACT were converted into the right to receive shares of the Company’s Common Stock, and the Company has assumed the ACT 2004 Stock Option Plan and the ACT 2004 Stock Option Plan II and all options granted thereunder.

On or about January 27, 2005, ACT issued 616,124 shares of its common stock and granted associated warrants to purchase 308,062 shares of common stock at a per share price of $1.27 to five holders of $500,000 aggregate principal amount of short-term promissory notes, plus interest of $23,708 in exchange for and in retirement of the notes.  The issuance of the notes is described below.

On or about January 15, 2005, ACT issued 17,647 shares of common stock to Robert Scherne in consideration of accounting services provided to ACT.

During the period January 3, 2005 through January 31, 2005, ACT completed a preferred unit offering in which ACT sold 4,705,890 investment units to a group of accredited investors (within the meaning of Rule 501 of Regulation D) for total consideration of $8,000,000.  The completion of the offering resulted in the issuance of 9,411,788 shares of its Series A Preferred Stock and associated warrants to purchase 4,705,890 shares of common stock at a per share price of $1.27.  In consideration of services rendered in connection with the preferred unit offering, ACT paid consultants to the preferred unit offering 469,247 investment units, which resulted in the issuance by ACT of 469,247 shares of Series A Preferred Stock and associated warrants to purchase 234,629 shares of common stock at a per share price of $1.27.

On December 30, 2004, the Company issued 1,291,615 warrants to consultants and employees with an exercise price of $2.00 per share, and 1,833,260 cashless warrants with an exercise price of $0.85, as reported in the Company’s Form 8-K filed February 4, 2005.  All of these warrants are exercisable for a period of 10 years, enjoy “piggy-back” registration rights and may not be exercised for a period of twelve months from the date of issuance.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Plan II. The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors or a committee established by the Board of Directors.  As of December 31, 2004, ACT had granted 1,301,161 common stock purchase options under the plan to certain employees and consultants of ACT.

On December 13, 2004, ACT granted warrants to certain employees and consultants to purchase 1,954,000 shares of common stock at a price of $0.25 per share in consideration for consulting services provided to ACT.

On November 30, 2004, ACT granted warrants to purchase 100,000 shares of common stock at a per share price of $0.25 to a former executive of the Company in connection with the termination of his employment contract.  The warrants are exercisable on or after April 1, 2005 and lapse if unexercised on April 1, 2010.

On November 26, 2004, ACT granted to Andwell, LLC warrants to purchase 250,000 shares of common stock at a per share price of $0.05 in connection with the early release of $500,000 of escrowed funds from the ACT preferred unit offering escrow account. The warrants are exercisable immediately upon issuance and lapse if unexercised on November 26, 2006.

During the period August 2004 through October 2004, ACT issued promissory notes aggregating $500,000 face value to certain accredited investors (within the meaning of Rule 501 of Regulation D) for cash proceeds of $450,000 and the assumption of $50,000 of debt owed by ACT Group to one of its creditors.  The notes were convertible at the option of the holder into shares of ACT’s capital stock sold in a subsequent financing, at an amount equal to the lowest per share selling price of shares of that stock issued in such financing.  As described above, these notes were converted into ACT common stock and warrants on January 27, 2005.  As additional consideration for the purchase of the notes, ACT granted to the note holders warrants entitling them to purchase 700,000 common shares at an exercise price of $0.05. Warrants for 300,000 shares were exercisable immediately upon issuance and expire two years from the date of issue.  Warrants for 400,000 shares are exercisable on or after February 1, 2006 and expire February 1, 2008.

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Plan, subject to approval by our stockholders on or before August 12, 2005. Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors or a committee established by the Board of Directors.  At December 31, 2004, we had granted 2,604,000 common share purchase options under the plan.

On September 27, 2003, ACT issued 2,596,967 shares of its common stock to its majority stockholder pursuant to the cashless exercise of 3,051,738 options.

On April 1, 2003, ACT issued 73,263 shares of its common stock to the University of Massachusetts in consideration for a license to certain intellectual property.

On or about February 1, 2002, ACT issued 284,000 shares of its common stock to the University of Massachusetts in consideration for a license to certain intellectual property.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Please refer to the information set forth under the heading “RECENT DEVELOPMENTS OF SMALL BUSINESS ISSUER” on page 1 of this Quarterly Report on Form 10-QSB for an explanation as to the purposes behind the following disclosure.  None of the information contained herein was required to be reported on a Current Report of Form 8-K for the period covered by this Quarterly Report on Form 10-QSB.

BUSINESS

Overview.  We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging field of regenerative medicine.

We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of embryonic stem cell research.  We believe that our intellectual property represents one of the strongest portfolios in the field.  We employ a team including some of the world’s leading scientists in the field of stem cell research and development.  We believe our technology base, in combination with our know-how, provides a competitive advantage and will facilitate the successful development and commercialization of products for use in treatment of a wide array of chronic degenerative diseases and in regenerative repair of acute disease, such as trauma, infarction and burns.

All of the Company’s research efforts to date are at the level of basic research or in the pre-clinical stage of development. The Company is focused on leveraging its key assets, including its intellectual property, its scientific team, its facilities and its capital, to accelerate the advancement of its stem cell technologies.  In addition, we are pursuing strategic collaborations with members of academia, industry and foundations to further accelerate the pace of our research efforts.  The Company is currently headquartered in Worcester, Massachusetts.  The Company intends to establish a research facility in California, where voters passed Proposition 71 in November 2004.

The Field of Regenerative Medicine.  The emerging field of treatment called “regenerative medicine” or “cell therapy,”  refers to treatments that are founded on the concept of producing new cells to replace malfunctioning or damaged cells as a vehicle to treat disease and injury.  Our focus is the development of effective methods to generate replacement cells from stem cells.  Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body.  This is especially true of diseases associated with aging such as Alzheimer’s disease, Parkinson’s disease, type II diabetes, heart failure, osteoarthritis, and aging of the immune system, known as immunosencence.  This is also true for medical conditions resulting from damage to cells due to acute disease, such as trauma, infarction and burns.  We believe that replacing damaged or malfunctioning cells with fully functional ones may be a useful therapeutic strategy in treating many of these diseases and conditions.

A stem cell is a cell that has the ability to branch out and change, or differentiate, into two or more different cell types. Stem cells are self-renewing primitive cells that have the ability to develop into functional, differentiated cells. In general, there are two broad categories of stem cells: adult stem cells and embryonic stem cells.  Adult stem cells are derived from various tissues in the human body. Because they can branch out into many different cell types, they are referred to as “multipotent.”  Multipotent means these cells develop into multiple, but not all, types of cells in the body.  Embryonic stem cells, referred to as ES cells, which are derived from pre-implantation embryos, are unique because they are “pluripotent,” which means that they can develop into all cells and tissues in the body, and they self-renew indefinitely in their undifferentiated state.  The ability of ES cells to divide indefinitely in the undifferentiated state without losing pluripotency is a unique characteristic that distinguishes them from all other stem cells discovered to date in humans.  Because of the potential of ES cells, one of our primary efforts is the development and commercialization of ES cell based technologies.

Since the discovery of the human ES cell, medical researchers worldwide have generally recognized the significance of this new technology and have begun to focus research on the translation of this discovery into important new therapies.  Specifically, researchers have focused on several key challenges including:

•      isolating and purifying cell lines;

•      growing stable cell lines in culture for long periods without mutations;

•      manufacturing cell lines in numbers sufficient for therapy;

•      differentiating ES cells into all of the cell types desired for therapies; and

•      solving the potential rejection of ES cells used in therapies due to immuno-incompatibility with the patient.

We believe that solving the potential rejection of ES cells in patients is the greatest scientific obstacle to developing successful therapeutics.  Our research and technologies are focused on solving this obstacle by creating stem cell therapeutics with compatible tissues. Compatible tissues are referred to as being histocompatible.

We believe the potential markets for regenerative medicine and stem cell therapy are large.  The table below summarizes the potential United States patient populations which we believe may be amenable to cell or organ transplantation and represent target markets for products generated through our regenerative medicine technology.

Potential U.S. Patient Populations for Cell-Based Therapies

Medical Condition	Number of Patients*

Cardiovascular disease	70 million
Autoimmune disease	50 million
Diabetes	18 million
Osteoporosis	10 million
Cancer	10 million
Alzheimer’s disease	4.5 million
Parkinson’s disease	1 million
Burns (severe)	1.1 million
Spinal-cord injuries	0.25 million
Birth defects	0.15 million/year

* These estimates are based on the most current patient estimates published by the following organizations as of April 2005: the American Heart Association, the American Autoimmune Related Diseases Association, SEER (Surveillance, Epidemiology and End Result), American Burn Association, March of Dimes, the Alzheimer’s Association, the Alzheimer’s Disease Education & Referral Center (National Institute on Aging), the National Institutes of Health’s National Institute on Neurological Disorders and Stroke, the Foundation for Spinal Cord Injury Prevention, Care & Cure, the Centers for Disease Control and Prevention, the American Association of Diabetes Educators, the Northwest Parkinson’s Foundation and the Parkinson’s Action Network.

Our Technology.  The ability to produce embryonic stem cells that are immunologically compatible with the patient is the hallmark and the strength of our technology platform.  We believe our technology platform will enable the transformation of a patient’s cells into an embryonic state where those cells can be differentiated into specific therapeutically relevant cell types that are genetically identical to the patient. We believe our technology may also enable the production of stem cell lines, from sources external to the patient, that have a sufficiently high level of histocompatibility to be useful in making cell therapies readily accessible to a large segment of the patient population, without the need for exact genetic matching of tissues. As a result, our technology avoids reliance on more limited approaches that involve use of cell lines that are not histocompatible with the recipient, or therapies based upon use of adult stem cells.

In August 2001, The President of the United States set guidelines for federal funding of research on embryonic stem cells from human embryos created by in-vitro fertilization (IVF).  IVF-ES cells have the drawback that they are not genetically matched to the recipient patient.  These ES cells are allogeneic.  The word allogeneic literally means “other DNA type.”  Therapies using allogeneic cell lines can result in immune system incompatibilities where the host immune system attacks and rejects the transplanted cells or the transplanted cells attack the host.  These incompatibilities may be partially suppressed with powerful immunosuppressive drugs, but the side effects can be severe and result in life-threatening complications.  As a result, these incompatibilities will generate significant inefficiencies in the application of cell therapies.

Our approach also differs from that of technologies limited to use of adult stem cells.  The principal drawbacks to therapies based exclusively on use of adult stem cells are that these cells are neither pluripotent, nor “youthful.”  Adult stem cells are multipotent, which means that, unlike our pluripotent stem cells, they cannot be differentiated into all cell types of the human body.  Their usefulness is inherently limited in this regard.  With respect to their lack of “youthful” characteristics, adult stem cells are intrinsically mortal.  Cellular aging is caused by shortening telomeres, which are the ends of chromosomes.  ES cells are immortal, telomerase positive cells.  Through nuclear transfer, we have been successful in regenerating cell lifespan through the reactivation of telomerase, an enzyme concerned with the formation, maintenance and renovation of telomeres.

The strategic focus of our technology is to produce cell lines that are both histocompatible with the patient and pluripotent.  We have numerous proprietary technologies that we believe will generate histocompatible, pluripotent stem cells for patient-specific application.  These cells maximize the potential for effective use as transplants to replace diseased or destroyed cells in human patients.  If successfully developed, our cellular reprogramming technologies will make it possible to produce cells that have the proliferative capacity of young cells, have specific therapeutic application, and are immunologically compatible with the patient.

All of our technologies are at the level of basic research or in the pre-clinical stage of development.

Our Research Programs.  Our research programs are divided into three core categories: cellular reprogramming, our reduced complexity program, and stem cell differentiation.  Each of these core areas of focus are discussed below.

Cellular Reprogramming.  This research program involves development of therapies based on the use of genetically identical pluripotent stem cells generated by our cellular reprogramming technologies.  These technologies can be used to generate patient-specific pluripotent cells and tissues for transplantation.  We believe our technology platform will enable the transformation of a patient’s cell into pluripotent ES cells that are histocompatible with the patient and have the potential to be differentiated into any of the over 200 different human cell types that may be therapeutically relevant in treating diseased or destroyed tissues in human patients.  We expect that our cellular reprogramming technologies will offer a new avenue for the introduction of targeted genetic modifications in cells and for the regeneration of cell lifespan, thereby making youthful cells available for aging patients.  The combination of these advances, the ability to produce young cells of certain kinds that are histocompatible with the patient, is a core potential application of our technology. We believe these cellular reprogramming technologies will be effective therapies where there is time to prepare customized therapy through reprogramming of the patient’s own cells.

Some of the technologies that support our Cellular Reprogramming are somatic cell nuclear transfer and chromatin transfer and fusion technologies.

Somatic cell nuclear transfer, referred to as SCNT, refers to the process wherein a body cell is transferred to an egg cell from which the nuclear DNA has been removed.  This results in the body cell being “reprogrammed” by the egg cell.  This reprogramming transforms the cell from the type of cell it was, for instance a skin cell, into an embryonic cell with the power to become any cell type in the body.  A related technology is called chromatin transfer.  Through this technology, the DNA and attached proteins, or chromatin, of the somatic cell is reprogrammed prior to transfer into an egg cell.  Chromatin transfer has the potential to improve the efficiencies and therefore reduce the cost of nuclear transfer.  We believe that one critical advantage of our proprietary SCNT and chromatin transfer technologies is that the cells are “rejuvenated” by returning the cell to a youthful state. This is important because these youthful cells will have the proliferative capacity of young cells.  These healthy replacement cells, which would be genetically identical to the patient’s own cells, would then be used for cell transplantation.

Our fusion technologies involve the fusion of the cytoplasm of one cell into another.  In the same manner that the cytoplasm of an egg cell is capable of transforming any cell back to an embryonic state, the fusion of the cytoplasm of other cell types, including differentiated cell types (such as blood cells) is capable of reprogramming another cell type (such as a skin cell).  These technologies have the potential of transforming a cell from a patient into another medically-useful cell type also identical to the patient.  They also have the potential to fuse the cytoplasm of undifferentiated cells, such as embryonic stem cells, with somatic cells to transport the somatic cell DNA back to pluripotency.  We believe that the fusion technology we are developing can be developed into as broad and powerful a technique as SCNT, producing histocompatible, youthful stem cells that are multi and potentially even pluripotent.  If successfully developed, this technology may also provide a pathway that does not utilize human egg cells which would reduce the cost of the procedure, increase the number of patients that could benefit from its implementation and bypass many of the ethical issues associated with technologies based upon or using eggs and embryos, because it does not require the creation or destruction of embryos.

Reduced Complexity Program.  We believe our proprietary technology may be applied to generate readily available cell therapy products for patients with acute medical needs that do not allow time for patient-specific reprogramming of cells.  We believe several of our proprietary technologies may be used to generate a wide array of readily available stem cell therapies for rapid deployment across a broad patient population without the need for time-consuming patient-specific reprogramming of cells.  Current organ and tissue transplantation technology requires that there be a high degree of compatibility between the donated organ or tissue and the recipient.  Genes for histocompatibility antigens, or HLA genes, play a critical role in achieving donor/recipient compatibility and resulting transplant success.  We are developing our reduced complexity technology with the goal of assembling a bank of stem cell lines that are homozygous in the HLA genes.

We believe the result of this technology will be that a bank of at most a few hundred cell lines will provide a close enough match that, together with immunosuppressive drugs, stem cell therapies for certain common applications will be achievable in most patients.  One example of a potential application is introduction of stem cell therapy on a time-sensitive basis in the case of heart attack to repair damaged heart tissue.  Timely, cost-effective introduction of cell therapies will be critical to commercial application.  Without reduced complexity technology, producing a readily-available, “off the shelf” supply may require many hundreds of thousands of cell lines.

We also believe that reduced complexity applications resulting from our research will offer an important research tool in the field of regenerative medicine by offering readily available cell lines for researchers produced at a level of quality and quantity appropriate for clinical applications.  We believe our ability to genetically modify cells, while assuring quality control of the cell lines, will give us a decided advantage over our competition in providing readily available, closely matched cell lines at lower cost.

We have several different technologies we believe may be used to create a bank of stem cells with reduced complexity in the HLA genes.  One of several such technologies is called “parthenogenesis”.  Parthenogenesis is similar to somatic cell nuclear transfer; however there is no somatic cell being transferred.  We use our proprietary technology to take one egg cell and stimulate it to begin cell division as though it has been fertilized.  This results in a parthenote or a blastocyst with a duplicate set of the egg’s chromosomes from which we can harvest ES cells.  This duplication gives a parthenote a full complement of genes.  We believe parthenogenesis and certain of our other technologies could be used to generate a master cell bank of clean homozygous stem cell lines that could provide matches for a majority of the U.S. patient population.

Stem Cell Differentiation.  Regenerative medicine requires that stem cells, from whatever source derived, be differentiated (or re-differentiated) into specific body cell types and then physically transplanted into a patient.  Differentiation into tissues such as cardiac muscle, blood, and other tissues occurs spontaneously in ES cells being cultured in a dish.  Successful application of stem cell technology will require control over the specific kinds of cells into which stem cells differentiate.  Control of differentiation and the culture and growth of stem and differentiated cells are important current areas of research for us.  Also, some chemicals, such as retinoic acid, can be used to trigger differentiation into specific cell types such as nerve cells.  We intend to pursue differentiation approaches both in-house and through collaborations with other researchers who have particular interests in, and skills related to, cellular differentiation.  These efforts include using both animal and human stem cell lines.  Our research in this area includes projects focusing on developing many different cell types that may be used in the future to treat a wide range of diseases.  Currently researchers at the Company are working on projects to generate stable cell lines including retinal pigment epithelium (“RPE”) cells, skin cells, and hemangioblast cells.  In the future, researchers at the Company may also focus on various projects to generate other cell types, including neuronal, lung, heart, liver and pancreatic beta cells.

Researchers at the Company were the first to report the successful generation of several stable lines of retinal pigment epithelium (“RPE”) cells from human ES cells.  Our scientific team has refined our ability to purify and establish banks of these cell lines.  We are currently conducting pre-clinical research in the restoration of visual loss in small animal models to determine if these cells may be used to treat disorders such as macular degeneration and retinitis pigmentosa.

Our researchers are also focusing on development of technology and know-how to consistently isolate, purify and develop skin cells with patterns of gene expression that are analogous to early embryonic skin.  Early embryonic skin is capable of regenerating after wounding without scar formation.  We believe that these types of cells may provide a means of improving wound repair in surgery, burns, and chronic skin ulcers.

Additionally, our research is also focused on an important cell type called the hemangioblast.  Hemangioblasts are a newly-characterized stem cell capable of differentiating into both hematopoietic (blood cell forming) and angiogenic (blood vessel endothelium forming) cells.  We believe it will be possible to utilize hemangioblast cells in engraftment to repair age-related endothelial dysfunction associated with numerous significant age-related diseases, including cardiovascular disease, stroke, and even perhaps cancer. We have demonstrated in a mouse model that nuclear transfer-derived hemangioblast cells were able to regenerate myocardium in an infarcted mouse heart.  In addition, we have recently completed a project using nuclear transfer technology to produce hemangioblasts in a bovine model. The nuclear transfer-derived hemangioblasts were transplanted into the original adult animals and persisted and multiplied in the blood and lymph supply of those cows, demonstrating a significant competitive advantage over adult stem cells.  We believe that demonstrating long-term success of these techniques in animal models may translate into future applications in humans.  Results from the Company’s on-going pre-clinical research programs will ultimately determine what clinical applications the Company chooses to initially pursue in human clinical trials.

Potential Commercial Applications of our Technologies.  We believe that, if successfully developed, stem cell-based therapy has the potential to provide treatment for a broad range of acute and chronic degenerative diseases.  We believe the potential applications of cell-based therapeutics include

•      hematopoietic cells for blood diseases and cancer,

•      myocardial and endothelial vascular tissue for cardiovascular disease,

•      skin cells for dermatological conditions,

•      retinal pigment epithelium cells as treatment for macular degeneration and retinal pigmentosis,

•      neural cells for spinal cord injury, Parkinson’s disease and other neuro-degenerative diseases,

•      pancreatic islet ß cells for diabetes,

•      liver cells for hepatitis and cirrhosis,

•      cartilage cells for arthritis, and

•      lung cells for a variety of pulmonary diseases.

Our Intellectual Property.  Our research and development is supported by a broad intellectual property portfolio.  We currently own or have exclusive licenses to over 30 patents and have over 280 patent applications pending worldwide in the field of regenerative medicine and stem cell therapy.  We also have non-exclusive rights to a portfolio of patents and patent applications that support our core intellectual property.  We believe our intellectual property collectively represents one of the strongest portfolios in the field.

Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable. We protect our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors.

We maintain a disciplined patent policy and, when appropriate, seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe will provide us with a competitive advantage.  We pursue this strategy by filing patent applications for discoveries we make, either alone or in collaboration with scientific collaborators and strategic partners.  Typically, although not always, we file patent applications both in the United States and in select international markets.  In addition, we plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interests.

The following table identifies the issued patents we own or license that we believe currently support our technology platform.

Owned by Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Title
6,808,704	US	09/06/00	10/26/04	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
518191	New Zealand	10/13/00	05/10/04	Method of Differentiation of Morula or Inner Cell Mass Cells and Method of Making Lineage-Defective Embryonic Stem Cells
516236	New Zealand	12/18/01	04/07/05	Cytoplasmic Transfer to De-Differentiate Recipient Cells

University of Massachusetts Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Title
6,235,970	US	09/22/97	05/22/01	CICM Cells and Non-Human Mammalian Embryos Prepared by Nuclear Transfer of a Proliferating Differentiated Cell or its Nucleus
6,235,969	US	07/03/97	05/22/01	Cloning Pigs Using Donor Nuclei from Non-Quiescent Differentiated Cells
6,215,041	US	01/08/98	04/10/01	Cloning Using Donor Nuclei from a Non-Quiescent Somatic Cells
6,156,569	US	08/04/97	12/05/00	Prolonged Culturing of Avian Primordial Germ Cells (PGCs) Using Specific Growth Factors, Use Thereof to Produce Chimeric Avians
5,994,619	US	12/16/96	11/30/99	Production of Chimeric Bovine or Porcine Animals Using Cultured Inner Cell Mass Cells
5,945,577	US	01/10/97	08/31/99	Cloning Using Donor Nuclei from Proliferating Somatic Cells
5,905,042	US	04/01/96	05/18/99	Cultured Inner Cell Mass Cell Lines Derived from Bovine or Porcine Embryos
521426	New Zealand	03/26/01	11/11/04	Prion-Free Transgenic Ungulates
521026	New Zealand	02/26/01	01/13/05	Production of Mammals which Produce Progeny of a Single Sex
518365	New Zealand	10/27/00	08/12/04	Gynogenetic or Androgenetic Production of Pluripotent Cells and Cell Lines, and Use Thereof to Produce Differentiated Cells and Tissues
517609	New Zealand	09/14/00	06/08/04	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation and Method for Enhancing Embryonic Development by Genetic Alteration of Donor Cells or by Tissue Culture Conditions
519346	New Zealand	05/10/00	06/08/04	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
759322	Australia	03/02/99	07/24/03	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
506808	New Zealand	03/02/99	03/29/04	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
502713	New Zealand	08/04/98	01/05/04	Production of Avian Embryonic Germ (EG) and Embryonic Stem (ES) Cell Lines by Prolonged Culturing of PGCs Use Thereof of Cloning and Chimerization
502712	New Zealand	08/04/98	05/12/03	Avian Primordial Germ Cell (PGC) Cell Line and a Method for Long Term Culturing Thereof
742840	Australia	07/01/98	08/01/02	Cloning Pigs Using Donor Nuclei from Differentiated Cells
502124	New Zealand	07/01/98	05/12/03	Cloning Pigs Using Donor Nuclei from Differentiated Cells
742363	Australia	01/05/98	01/03/02	Cloning Using Donor Nuclei from Differentiated Fetal and Adult Cells
334016	New Zealand	07/28/97	12/07/00	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
717529	Australia	03/24/97	07/13/00	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos
126416	Israel	03/24/97	09/21/04	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos
332159	New Zealand	03/24/97	06/08/00	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos

Genzyme Transgenics Corp. Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Title
6,580,017	US	04/23/99	06/17/03	Methods of Reconstructed Goat Embryo Transfer
6,528,699	US	03/22/01	03/04/03	Transgenically Produced Non-Secreted Proteins
517930	New Zealand	09/27/00	05/10/04	Methods of Producing Cloned and Transgenic Mammals
88117	Singapore	10/16/00	03/31/04	Methods of Producing a Target Molecule in a Transgenic Animal and Purification of the Target Molecule
518263	New Zealand	10/16/00	07/05/04	Methods of Producing a Target Molecule in a Transgenic Animal and Purification of the Target Molecule

Infigen Non-Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Title
6,700,037	US	12/28/00	03/02/04	Method of Cloning Porcine Animals
6,680,199	US	05/22/00	01/20/04	In Vitro Activation of Mammalian Oocytes and Use in Cloning Procedures
6,603,059	US	10/16/00	08/05/03	Ungulates Produced By Sequential Nuclear Transfer
6,395,958	US	07/15/99	05/28/02	Method of Producing a Polypeptide In an Ungulate
6,258,998	US	11/24/98	07/10/01	Method of Cloning Porcine Animals
6,194,202	US	03/04/96	02/27/01	Parthenogenic Oocyte Activation
6,077,710	US	10/21/98	06/20/00	Parthenogenic Oocyte Activation
6,011,197	US	01/28/99	01/04/00	Method of Cloning Bovines Using Reprogrammed Non-Embryonic Bovine Cells
5,843,754	US	06/06/95	12/01/98	Parthenogenic Bovine Oocyte Activation
5,496,720	US	02/10/93	03/05/96	Parthenogenic Oocyte Activation
5,453,366	US	03/15/93	09/26/95	Method of Cloning Bovine Embryos
5,374,544	US	01/15/92	12/20/94	Mutated Skeletal Actin Promoter
4,994,384	US	10/27/87	02/19/91	Multiplying Bovine Embryos

Research and License Agreements.

Licenses of Intellectual Property to the Company

The following summarizes technology licenses to the Company.

UMass License. Exclusive License Agreements dated February 1, 2002 and April 16, 1996 between the University of Massachusetts and Advanced Cell Technology, Inc., as amended by amendments dated September 1, 1997, May 31, 2000 and September 19, 2002.  Pursuant to these agreements, the University of Massachusetts, referred to as UMass, exclusively licensed to ACT certain biological materials, patent rights and related technology for commercialization in specified fields. The license agreements require ACT to use diligent efforts to develop licensed products and licensed services and requires ACT to pay certain royalties, minimum annual royalties, milestone payments and sublicense income to UMass.

GTC License. Exclusive Development and License Agreement between GTC Biotherapeutics (f/k/a as Genzyme Transgenics Corporation) and Advanced Cell Technology, Inc. dated June 8, 1999.  ACT entered into a Development and Commercialization Agreement with Genzyme Transgenics Corporation (now known as GTC Biotherapeutics) on September 25, 1997, which was superseded by an Exclusive Development and License Agreement dated June 8, 1999, pursuant to which each party exclusively licensed to the other certain patent rights and technology for use in defined fields and pursuant to which ACT agreed to provide certain related services.  This agreement also requires each party to disclose to the other on a periodic basis a written report of developments relevant to the other party’s field .

Wake Forest License. Materials and Research Data License Agreement dated January 26, 2001 between Wake Forest University and Advanced Cell Technology, Inc., and July 1, 2002 Assignment to Wake Forest University Health Sciences.  In January 2001, ACT entered into a Materials and Research Data License Agreement with Wake Forest University, referred to as WFU, pursuant to which WFU granted to ACT a worldwide, exclusive, royalty-free perpetual and irrevocable right and license to use certain data and stem cells and stem cell cultures created by ACT from biological materials provided by WFU to ACT for specified purposes only.

Infigen License. Non-Exclusive Sublicense Agreement between Advanced Cell Technology, Inc. and Infigen, Inc. dated August 1, 2003.  In August 2003, ACT entered into a Non-Exclusive Sublicense Agreement with Infigen, Inc. pursuant to which each party non-exclusively licensed to the other certain patent rights and technology for use in defined fields.  The license was entered into in connection litigation that was then pending in Massachusetts Superior Court and in connection with a Final Settlement Agreement dated August 6, 1999 between the parties pursuant to which, among other things, Infigen licensed to ACT certain patents and patent applications.  In connection with the license, ACT and Infigen entered into a Settlement Agreement and General Release regarding the then pending litigation.  The license requires each party to pay to the other certain sublicense income and royalty payments on the net sales of products or services sold by each party using the other party’s patent rights.

Exclusive Licenses of Intellectual Property from the Company

The following summarizes licenses from the Company to third parties.

Lifeline License. Exclusive License Agreements dated May 14, 2004 between Advanced Cell Technology, Inc. and Lifeline Cell Technology (f/k/a PacGen Cellco, LLC) and Agreement to Amend ACT/CELLCO License Agreements dated September 7, 2004.  In May 2004, ACT entered into three exclusive license agreements with Lifeline Cell Technology (f/k/a PacGen Cellco, LLC), referred to as Lifeline, pursuant to which ACT exclusively licensed to Lifeline certain know-how and patent rights for, among other things, the research, development, manufacture and sale of human cells for cell therapy in the treatment of human diabetes and liver diseases.  In consideration of the license granted to Lifeline, Lifeline agreed to pay to ACT certain specified license fees, royalties on the net sales of products or services covered by the license, minimum annual royalties and sublicense income.  The licenses also grants Lifeline a 90 day right of negotiation with respect to any technology that would constitute licensed technology if the field included diseases related either to the heart or to neuro degenerative diseases prior to ACT entering into any license relating to such fields with a third party.

In September 2004, ACT and Lifeline entered into an agreement to amend these license agreements pursuant to which ACT and Lifeline agreed to amend the licenses to include the field described as all retinal and other cell types related to the diagnosis and treatment of retinal disease or the slowing or stopping the progression of retinal degenerative diseases.  The agreement to amend also contemplates additional license fees and additional annual minimum royalties.  ACT and Lifeline are currently negotiating the formal amendments that will be executed as a result of the agreement to amend.

GTC License. Exclusive Development and License Agreement between GTC Biotherapeutics (f/k/a as Genzyme Transgenics Corporation) and Advanced Cell Technology, Inc. dated June 8, 1999.  See description of this agreement above.

Exeter Life Sciences License. Exclusive License Agreement dated October 22, 2003 between Advanced Cell Technology, Inc. and Exeter Life Sciences, Inc.  In October 2003, ACT entered into an Exclusive License Agreement with Exeter Life Sciences, Inc., referred to as Exeter, pursuant to which ACT exclusively licensed to Exeter certain technology and patent rights for use in the fields of agriculture, endangered species, companion animals and equine animals.  The license also grants Exeter a right of first negotiation to any improvement patents that are obtained by ACT that relate to the licensed intellectual property or which are useful, necessary or required to develop or manufacture certain animals, cells or tissues within the defined fields of use.  In consideration of the rights and licenses granted to Exeter, Exeter agreed to pay ACT specified license fees, royalties on the net sales of all products and services covered by the license, sublicense income and annual maintenance fees.  Under the license, Exeter’s obligation to pay the annual maintenance fee is suspended unless and until certain intellectual property that is the subject of litigation,, namely the matter styled University of Massachusetts v. James M. Robl and Phillipe Collas, Massachusetts Superior Court, Suffolk County, Docket No. 04-0445-BLS, is recovered and licensed to ACT and included in the license to Exeter.  The license also provides that ACT will refund certain amounts to Exeter if certain conditions concerning the referenced litigation are not met and that ACT will extend to Exeter rights acquired by ACT or the University in connection with the referenced litigation or any patent interference or opposition proceedings involving ACT.

Nonexclusive Licenses of Intellectual Property from ACT

We have entered into numerous nonexclusive license agreements pursuant to which we have granted non-exclusive rights to various parties to use certain patent rights in defined fields.  These licenses generally provide for commercialization of our intellectual property and typically contain minimum royalties, milestones and continuing royalties based upon percentages of revenue.

California Proposition 71.  In November 2004, California State Proposition 71, referred to as Prop. 71, the California Stem Cell Research and Cures Initiative, was adopted by state-wide referendum.  Prop. 71 is a state-sponsored program designed to encourage stem cell research in the State of California, and to finance such research with State funds totaling approximately $295 million annually for 10 years beginning in 2005. This initiative creates the California Institute for Regenerative Medicine, which will provide grants, primarily but not exclusively, to academic institutions to advance both ES cell research and adult stem cell research.  ES cell research is one of our primary areas of focus.  It is unclear whether we are eligible to directly receive Prop. 71 generated funds.  However, we intend to apply for any funding that becomes available. We also expect to benefit from collaborations with academic and other institutions eligible for Prop. 71 funding for research in the use of ES cells for various diseases and conditions.  ES cell research does not generally qualify for federal funding due to restrictions on embryonic stem cell research.  Prop. 71 is specifically targeting research in the embryonic stem cell field.  The Company considers government support to be important confirmation of the quality of its technology, but does not rely on government programs as a significant source of financial support.

Competition.  The biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multinational pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies operating in the fields of regenerative medicine, cell therapy, tissue engineering and tissue regeneration. Many of these companies are well-established and possess technical, research and development, financial and sales and marketing resources significantly greater than ours.  In addition, certain smaller biotech companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies potential research and development and commercialization advantages. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing.  Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before we do.

In the general area of cell-based therapies, we compete with a variety of companies, most of whom are specialty biotechnology companies. Some of these, such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc. and Viacell, Inc., are well-established and have substantial technical and financial resources compared to us. However, as cell-based products are only just emerging as medical therapies, many of our direct competitors are smaller biotechnology and specialty medical products companies.  These smaller companies may become significant competitors through rapid evolution of new technologies.  Any of these companies could substantially strengthen their competitive position through strategic alliances or collaborative arrangements with large pharmaceutical or biotechnology companies.

The diseases and medical conditions we are targeting have no effective long-term therapies. Nevertheless, we expect that our technologies and products will compete with a variety of therapeutic products and procedures offered by major pharmaceutical companies.  Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system.

Competition for any stem cell products that we may develop may be in the form of existing and new drugs, other forms of cell transplantation, ablative and simulative procedures, and gene therapy. We believe that some of our competitors are also trying to develop stem and progenitor cell-based technologies. We expect that all of these products will compete with our potential stem cell products based on efficacy, safety, cost and intellectual property positions.  We may also face competition from companies that have filed patent applications relating to the use of genetically modified cells to treat disease, disorder or injury. In the event our therapies should require the use of such genetically modified cells, we may be required to seek licenses from these competitors in order to commercialize certain of our proposed products, and such licenses may not be granted.

If we develop products that receive regulatory approval, they would then have to compete for market acceptance and market share. For certain of our potential products, an important success factor will be the timing of market introduction of competitive products. This timing will be a function of the relative speed with which we and our competitors can develop products, complete the clinical testing and approval processes, and supply commercial quantities of a product to market. These competitive products may also impact the timing of clinical testing and approval processes by limiting the number of clinical investigators and patients available to test our potential products.

Government Regulation.  Regulation by governmental authorities in the United States and other countries is a significant factor in our research and development and will be a significant factor in the manufacture and marketing of our proposed products. The nature and extent to which such regulation applies to us will vary depending on the nature of any products we may develop. We anticipate that many, if not all, of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the U.S. Food and Drug Administration, referred to as the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

FDA Approval.  The FDA requirements for our potential products to be marketed in the United States include the following five steps:

Preclinical laboratory and animal tests must be conducted.  Preclinical tests include laboratory evaluation of the cells and the formulation intended for use in humans for quality and consistency. In vivo studies are performed in normal animals and specific disease models to assess the potential safety and efficacy of the cell therapy product.

An investigational new drug application, or IND, must be submitted to the FDA, and the IND must become effective before human clinical trials in the United States may commence.  The IND is submitted to the FDA with the preclinical data, a proposed development plan and a proposed protocol for a study in humans. The IND becomes effective 30 days following receipt by the FDA, provided there are no questions, requests for delay or objections from the FDA. If the FDA has questions or concerns, it notifies the sponsor, and the IND will then be on clinical hold until a satisfactory response is made by the sponsor.

Adequate and well-controlled human clinical trials must be conducted to establish the safety and efficacy of the product.  Clinical trials involve the evaluation of a potential product under the supervision of a qualified physician, in accordance with a protocol that details the objectives of the study, the parameters to be used to monitor safety and the efficacy criteria to be evaluated. Each protocol is submitted to the FDA as part of the IND. The protocol for each clinical study must be approved by an independent institutional review board, or IRB, of the institution at which the study is conducted, and the informed consent of all participants must be obtained. The IRB reviews the existing information on the product, considers ethical factors, the safety of human subjects, the potential benefits of the therapy and the possible liability of the institution. The IRB is responsible for ongoing safety assessment of the subjects during the clinical investigation.  Clinical development is traditionally conducted in three sequential phases.

•      Phase 1 studies for a cell therapy product are designed to evaluate safety in a small number of subjects in a selected patient population by assessing adverse effects, and may include multiple dose levels. This study may also gather preliminary evidence of a beneficial effect on the disease.

•      Phase 2 may involve studies in a limited patient population to determine biological and clinical effects of the product and to identify possible adverse effects and safety risks of the product in the selected patient population.

•      Phase 3 trials would be undertaken to conclusively demonstrate clinical benefit or effect and to test further for safety within a broader patient population, generally at multiple study sites.  The FDA continually reviews the clinical trial plans and results and may suggest changes or may require discontinuance of the trials at any time if significant safety issues arise.

Marketing authorization applications must be submitted to the FDA.  The results of the preclinical studies and clinical studies are submitted to the FDA in the form of marketing approval authorization applications.

The FDA must approve the applications prior to any commercial sale or practice of the technology or product. Biologic product manufacturing establishments located in certain states also may be subject to separate regulatory and licensing requirements.  The testing and approval process will require substantial time, effort and expense. The time for approval is affected by a number of factors, including relative risks and benefits demonstrated in clinical trials, the availability of alternative treatments and the severity of the disease. Additional animal studies or clinical trials that may be requested during the FDA review period.

Our research and development is based largely on the use of human stem and progenitor cells. The FDA has initiated a risk-based approach to regulating human cell, tissue and cellular and tissue-based products and has published current Good Tissue Practice, or cGTP, regulations. As part of this approach, the FDA has published final rules for registration of establishments that engage in the recovery, screening, testing, processing, storage or distribution of human cells, tissues, and cellular and tissue-based products, and for the listing of such products. In addition, the FDA has published rules for making suitability and eligibility determinations for donors of cells and tissue and for current good tissue practice for manufacturers using them, which have recently taken effect. We cannot now determine the full effects of this regulatory initiative, including precisely how it may affect the clarity of regulatory obligations and the extent of regulatory burdens associated with our stem cell research and the manufacture and marketing of stem cell products.

European and Other Regulatory Approval.  Approval of a product by regulatory authorities comparable to the FDA in Europe and other countries will likely be necessary prior to commencement of marketing a product in any of these countries. The regulatory authorities in each country may impose their own requirements and may refuse to grant approval, or may require additional data before granting approval, even though the relevant product has been approved by the FDA or another authority. The regulatory authorities in the European Union, or EU, and other developed countries have lengthy approval processes for pharmaceutical products. The process for gaining approval in particular countries varies, but is generally similar to the FDA approval process. In Europe, the European Committee for Proprietary Medicinal Products provides a mechanism for EU-member states to exchange information on all aspects of product licensing. The EU has established a European agency for the evaluation of medical products, with both a centralized community procedure and a decentralized procedure, the latter being based on the principle of licensing within one member country followed by mutual recognition by the other member countries.

Other Regulations. In addition to safety regulations enforced by the FDA, we are also subject to regulations under the Occupational Safety and Health Act, the Environmental Protection Act, the Toxic Substances Control Act and other present and potential future and Federal, state, local, and foreign regulations.

Outside the United States, we will be subject to regulations that govern the import of drug products from the United States or other manufacturing sites and foreign regulatory requirements governing human clinical trials and marketing approval for our products. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursements vary widely from country to country.

The United States Congress, several states and foreign countries, have considered legislation banning or restricting human application of ES cell-based and nuclear transfer based technologies.  No assurance can be given regarding future restrictions or prohibitions that might affect our technology and business.  In addition, we cannot assure you that future judicial rulings with respect to nuclear transfer technology or human ES cells will not have the effect of delaying, limiting or preventing the use of nuclear transfer technology or ES cell-based technology or delaying, limiting or preventing the sale, manufacture or use of products or services derived from nuclear transfer technology or ES cell-derived material.  Any such legislative or judicial development would harm our ability to generate revenues and operate profitably.

For additional information about governmental regulations that will affect our planned and intended business operations, see “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth in Part I, Item 2.

Employees.  As of March 31, 2005, we had 23 full-time employees, of whom eight hold Ph.D. or M.D. degrees. Fifteen employees are directly involved in research and development activities and eight are engaged in business development and administration. Along with our subsidiaries, we also use the services of numerous outside consultants in business and scientific matters.  We believe that we have good relations with our employees and consultants.

Properties.  Our headquarters are located at 381 Plantation Street, Worcester, MA 01605. Our facilities consist of an approximately 14,000 square foot executive office and laboratory facilities which provide us the capability of producing necessary quantities of materials sufficient to support our research.  We have the facility under an 8 year sub-lease which expires on April 30, 2010.  We do not own any real estate.

As part of the new management of the Company, the Company will be establishing procedures by which security holders may recommend nominees to our Board of Directors.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Please see the Exhibit Index which follows the signature pages to this Quarterly Report on Form 10-QSB and which is incorporated by reference herein.  Although this Part II, Item 6 of Form 10-QSB requires that Material Agreements need only be reported in the 10-QSB filed for the quarter in which they first become a reportable event, in light of the Merger and the complete change of business by the small business issuer following the Merger, we have elected to provide disclosure relating to all Material Agreements to which the Company or ACT is a party.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

A.C.T. HOLDINGS, INC.

	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer

Dated: May 23, 2005

Exhibit Index

Exhibit No.	Description
2.1

Agreement and Plan of Merger between the Company, A.C.T. Acquisition Corp., and ACT, dated as of January 3, 2005. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K dated December 30, 2004 and filed with the Securities and Exchange Commission (the “Commission”) on January 4, 2005 (SEC File No. 0-50295).

3.1	Articles of Incorporation of the Company. Previously filed as Exhibit 3.1 to our Registration Statement on Form SB-2 filed with the Commission on May 14, 2001(SEC File No. 333-6096).

	3.1.1	Certificate of Amendment to Articles of Incorporation dated April 1, 2004.
3.1.2

Certificate of Amendment to Articles of Incorporation. Previously filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 30, 2004 and filed with the Commission on filed on January 4, 2005 (sec File No. 0-50295).

3.2	Bylaws of the Company. Previously filed as Exhibit 3.2 to our Registration Statement on Form SB-2 filed with the Commission on May 14, 2001 (SEC File No. 333-6096).

	3.2.1	Amendment to Bylaws of the Company. Previously filed as Exhibit 3.1 to our Current Report on Form 8-K dated December 15, 2004 and filed with the Commission on December 29, 2004 (SEC File No. 0-50295).
4.1	Specimen Stock Certificate.
4.2

Form of $0.05 Warrant to Purchase Common Stock of ACT. ACT issued warrants in this form for the purchase of an aggregate of 900,000 shares, including a warrant to purchase 250,000 shares of ACT common stock to Andwell, LLC, an entity affiliated with William Caldwell, IV, the Chief Executive Officer and a director of the Company

4.3

Form of $0.25 Warrant to Purchase Common Stock of ACT. ACT issued warrants in this form for the purchase of an aggregate of 1,954,000 shares, including (i) a warrant to purchase 236,000 shares of ACT common stock to Andwell, LLC, an entity affiliated with William Caldwell, IV, the Chief Executive Officer and a director of the Company, (ii) a warrant to purchase 75,000 shares of ACT common stock to Rocket Ventures, an entity affiliated with Jonathan Atzen, a Senior Vice President and the General Counsel of the Company

4.4	$0.25 Warrant to Purchase Common Stock of the Company issued to Gunnar Engstrom.
4.5	Form of $0.85 Warrant to Purchase Common Stock of ACT
4.6	Form of $1.27 Warrant to Purchase Common Stock of ACT
4.7	Form of $2.00 Warrant to Purchase Common Stock of ACT
4.8	Form of Subscription Agreement to Purchase Series A Convertible Preferred Units of ACT.
4.9	Form of Share Purchase Agreement to purchase common stock of Two Moons Kachinas Corp. (“TMOO”), the predecessor to the Company.
4.10	Form of Lock-Up Agreement entered into by certain sellers of TMOO common stock.
4.11	Form of Lock-Up Agreement entered into by certain buyers of TMOO common stock.
4.12	Investor’s Rights Agreement between ACT and Avian Farms, Inc. dated December 31, 1998.
9.1	Form of Voting Agreement for shares of common stock of ACT held by certain parties effective as of January 31, 2005.
10.1	Exclusive Development and License Agreement between GTC Biotherapeutics (f/k/a as Genzyme Transgenics Corporation) and ACT dated June 8, 1999.
10.2	Exclusive License Agreement dated April 16, 1996 between the University of Massachusetts and ACT.
	10.2.1	Amendment to Exclusive License Agreement dated September 1, 1997
	10.2.2	Second Amendment to Exclusive License Agreement dated May 31, 2000
	10.2.3	Third Amendment to Exclusive License Agreement dated September 19, 2002
10.3	Materials and Research Data License Agreement dated January 26, 2001 between Wake Forest University and ACT.

	10.3.1	July 1, 2002 Assignment to Wake Forest University Health Sciences.

10.4	Exclusive License Agreement dated February 1, 2002 between the University of Massachusetts and ACT.
10.5	Non-Exclusive Sublicense Agreement between ACT and Infigen, Inc. dated August 1, 2003.
10.6	Non-Exclusive License Agreements, dated January 1, 2001 between ACT and PPL Therapeutics (Scotland) Limited.
10.7	Nonexclusive License Agreement dated May 1, 2001 between ACT and Immerge BioTherapeutics, Inc.
10.8	Nonexclusive License and Sponsored Research Agreement dated June 29, 2001 between ACT and Charles River Laboratories, Inc.
10.9	Non-Exclusive Sublicense Agreement between Cyagra, Inc., ACT, ACT Group and Goyaike, S.A. dated November 20, 2001.
10.10	Exclusive Sublicense Agreement between ACT, ACT Group and Cyagra, Inc. dated June 28, 2002.
10.11	Non-Exclusive License Agreement dated November 8, 2002 between ACT and Merial Limited.
10.12	Non-Exclusive Sublicense Agreement between ACT and Infigen, Inc. dated August 1, 2003.
10.13	Exclusive License Agreement dated October 22, 2003 between ACT and Exeter Life Sciences, Inc.
	10.13.1	Letter of Intent between ELS and ACT dated March 16, 2003.
	10.13.2	Sponsored Research Agreement.
10.14	Non-Exclusive License Agreement dated January 4, 2002 between ACT and Genetic Savings & Clone.
10.15	Non-Exclusive License Agreement dated February 3, 2004 between ACT and Pureline Genetics.
10.16	Non-Exclusive License Agreement dated February 3, 2004 between ACT and First Degree Genetics.
10.17	Non-Exclusive License Agreement dated February 3, 2004 between ACT and One Degree Genetics.
10.18	Option to License Intellectual Property dated December 31, 2003 between ACT and PacGen Cellco, LLC.
	10.18.1	First Amendment to Option to License Intellectual Property dated February 13, 2004.
10.19	Exclusive License Agreement (Infigen IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC.
10.20	Exclusive License Agreement (UMass IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC.
10.21	Exclusive License Agreement (ACT IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC.
10.22	Agreement to Amend ACT/CELLCO License Agreements dated September 7, 2004 ACT and PacGen Cellco, LLC.
10.23	Indemnification Agreement of David Merrell to certain buyers of TMOO common stock dated December 31, 2004.
10.24	Convertible Promissory Note to ACT Group, Inc. dated July 12, 2002 in the amount of $1,000,000.
10.25	Promissory Note issued by ACT to Pierce Atwood LLP dated January 2005 in the amount of $150,000.
10.26	Promissory Note issued by ACT to Pierce Atwood dated July 1, 2003 in the amount of $339,000.
10.27	Promissory Note issued by ACT to Rothwell, Figg, Ernst & Manbeck, P.C. dated July 8, 2003 in the amount of $272,108.
10.28	Forbearance and Stock Purchase Agreement Among Avian Farms, Inc., ACT Group, Inc., ACT and Cima Biotechnology, Inc., dated July 16, 1999, as amended December 23, 1999.
10.29	Securityholders’ Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. dated November 20, 2001
10.30	Securities Purchase Agreement between ACT, ACT Group and Goyaike S.A. dated July 1, 2002.
	10.30.1	Securityholders’ Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. dated July 1, 2002.
	10.30.2	Collaboration Agreement and Technology License.
	10.30.3	Separation Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A.

10.31	Membership Interest Exchange and Asset Sale Agreement dated May 31, 2000, by and among ACT and Hematech, LLC, et al.
10.31.1	Buyout Option Agreement dated May 31, 2000 between Hematech, LLC and ACT.
10.32	Space Sublease Agreement dated November , 2004, between BioReliance and ACT, for 381 Plantation Street, Worcester, MA 01605
10.33

Advanced Cell Technology, Inc. 2004 Stock Option Plan. ** Pursuant to this option plan, ACT issued options to purchase an aggregate 2,604,000 shares, including (i) options to purchase 1,500,000 shares of ACT common stock to Michael West, the Chairman of the Board of Directors and the Chief Scientific Officer of the Company, and (ii) options to purchase 750,000 shares of ACT common stock to Robert Lanza, the Vice President of Medical and Scientific Development of the Company

10.34

Advanced Cell Technology, Inc. 2004 Stock Option Plan II. **Pursuant to this option plan, ACT issued options to purchase an aggregate 1,301,161 shares, including (i) options to purchase 651,161 shares of ACT common stock to William Caldwell, IV, the Chief Executive Officer and a director of the Company, and (ii) options to purchase 240,000 shares of ACT common stock to Robert Peabody, a director of the Company.

10.35	A.C.T. Holdings, Inc. 2005 Stock Option Plan. ** Previously filed as Appendix A to our preliminary proxy statement on Form PRE-14A filed with the Commission on May 10, 2005 (SEC File No. 0-50295).
10.36	Form of Incentive Stock Option Agreement.** .
10.37	Form of Nonqualified Stock Option Agreement**
10.38	Employment Agreement between ACT and William M. Caldwell, IV dated December 31, 2004. **
10.39	Employment Agreement between ACT and Michael D. West dated December 31, 2004. **
10.40	Employment Agreement between ACT and Robert Lanza dated February 1, 2005. **
10.41	Employment Agreement between ACT, the Company and James Stewart dated March 13, 2005. **
10.42	Employment Agreement between ACT and Robert Peabody dated February 9, 2005. **
10.43	Employment Agreement between ACT and Jonathan Atzen dated April 1, 2005. **
10.44	Employment Agreement between ACT and Irina Klimanskaya dated October 1, 2003
10.45	Employment Agreement between ACT and Sadhana Agarwal dated April 1, 2004
10.46	Employment Agreement between ACT and James Murai dated February 17, 2005
10.47	Employment Agreement between ACT and David Larocca dated February 9, 2005
10.48	Consulting Agreement between ACT and William M. Caldwell, IV dated October 1, 2004 **
10.49	Consulting Agreement between ACT and Jonathan Atzen dated January 14, 2005**
10.50	Consulting Agreement between ACT and Stephen Price dated December 31, 2004
10.50.1	Consulting Agreement between ACT and Stephen Price dated April 28, 2005
10.51	Consulting Agreement between ACT and Chad Griffin dated April 1, 2005
10.52	Consulting Agreement between ACT and James Stewart dated January 14, 2005
10.53	Settlement Agreement between ACT and Gunnar Engstrom dated January 28, 2005.
10.54	Confidentiality and Nondisclosure Agreement dated February 3, 1999 between ACT and Robert Lanza, M.D.
10.55	Consulting Agreement dated September 29, 1997 between ACT and Dr. James Robl.
10.56	Consulting Agreement dated January 23, 1998 between ACT and Dr. James Robl.
10.57	Final Settlement Agreement dated August 6, 1999 between Infigen, Inc., ACT and Steven Stice.
10.58	Letter Agreement dated April 20, 2000 between ACT and Dr. Steven L. Stice.
10.59	Master Laboratory Services Agreement dated as of January 4, 2001 between White Eagle Laboratories, Inc. and ACT
10.60	Master Study Agreement dated as of December 4, 2000 between Biomedical Research Models, Inc. and ACT
10.61	Agreement Relating to the Transfer of Biological Materials dated as of February 3, 2000 between Wake Forest University and ACT
10.62	Materials Transfer Agreement dated February 16, 2000 between ACT, B.C. Cancer Agency and Dr. Peter Lansdorp
10.63	Materials Transfer Agreement dated January 19, 2000 between ACT, IPK and Anna Wobus
10.64	Materials Transfer Agreement dated February 23, 2000 between ACT, Philip Damiani and Carlos T. Moraes
10.65	Material Transfer Agreement dated January 6, 1997 between ACT, University of Massachusetts, University of Colorado and Curtis R. Freed
10.66	Material Transfer Agreement dated March 20, 2000 between ACT, Charlotte Farin and Peter Farin.
10.67	Sponsored Research Agreement dated as of May 15, 2000 between Carl H. Lindner, Jr. Family Center for Research of Endangered Wildlife (CREW) and ACT

10.68	Sponsored Research Agreement dated as of August 9, 2000 between Cornell University and ACT
10.69	Sponsored Research Agreement dated as of December 1, 1999 between ACT and the University of Massachusetts Amherst
	10.69.1	Amendment No. 1 to Agreement dated December 1, 1999.
10.70	Sponsored Research Agreement dated August 1, 1999 between ACT and UMass (D. Good)
10.71	Term Sheet for Non-Exclusive License Agreement dated as of December 23, 2000 between Immerge BioTherapeutics, Inc. and ACT, as amended by First Amendment to Term Sheet dated March 14, 2001
10.72	Withdrawal, Termination, Assignment and Assumption Agreement dated March 14, 2001 by and among ACT, BioTransplant, Inc., Immerge BioTherapeutics, Inc. and Infigen, Inc.
10.73	Consulting Agreement between ACT and Karen Chapman dated January 15, 2005
21.1	List of Subsidiaries
31.1	Section 302 Certification of Chief Executive Officer
31.2	Section 302 Certification of Chief Financial Officer
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

** Indicates a management contract or compensation plan.