Form 10-Q
period 2005-06-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2005-08-15
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For The Quarterly Period Ended June 30, 2005

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 000-50295

ADVANCED CELL TECHNOLOGY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Nevada	87-0656515
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

381 Plantation Street Worcester, MA	01605
(Address of Principal Executive Offices)	(Zip Code)

(508) 756-1212

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 12, 2005, the registrant had 23,225,212 shares of Common Stock, $0.001 par value per share, outstanding.

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$3,246,126	$—
Cash held in escrow for stock subscriptions	—	3,676,000
Accounts receivable, net of allowance for doubtful accounts of $236,399 and $128,684	29,000	104,150
Prepaid expenses	144,552	31,300
Deferred royalty fees, current portion	142,263	119,763

Total current assets	3,561,941	3,931,213

Property and equipment, net	266,464	98,455

Due from stockholder	655,630	394,015
Deferred royalty fees, less current portion	658,693	718,573
Deposits	82,954	17,954
Deferred offering costs	20,000	12,000

Total assets	$5,245,682	$5,172,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$3,338,335	$3,246,482
Accrued expenses	714,418	507,570
Cash overdraft	—	1,409
Deferred revenue, current portion	332,508	332,508
Interest payable	75,207	111,821
Interest payable - stockholder	356,877	296,877
Advances payable - other	130,000	130,000
Note payable - stockholder	1,000,000	1,000,000
Notes payable - other	128,014	967,014

Total current liabilities	6,075,359	6,593,681

Deferred revenue, net of current portion	1,828,796	1,995,049
Preferred units subscribed	—	4,175,999

Total liabilities	7,904,155	12,764,729

Stockholders’ deficit:
Common stock, $0.001 par value; 50,000,000 shares authorized, 23,225,212 and 8,325,883 shares issued and outstanding, respectively	23,225	8,326
Additional paid-in capital	14,741,034	6,158,954
Deferred compensation	(21,586)	—
Accumulated deficit	(17,401,146)	(13,759,799)

Total stockholders’ deficit	(2,658,473)	(7,592,519)

Total liabilities and stockholders’ deficit	$5,245,682	$5,172,210

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenue:
License fees and royalties	$120,626	$256,497	$228,753	$439,733

Cost of revenue	58,251	101,132	103,942	170,298

Gross profit	62,375	155,365	124,811	269,435

Operating expenses:
Research and development	657,024	243,333	933,619	536,903
Grant reimbursements	(189,408)	—	(425,218)	(140,171)
General and administrative	2,037,020	593,126	3,241,500	1,085,651

Total operating expenses	2,504,636	836,459	3,749,901	1,482,383

Loss from operations	(2,442,261)	(681,094)	(3,625,090)	(1,212,948)

Other income (expense):
Interest income	13,852	—	25,959	—
Gain on settlement of debt	—	—	86,513	—
Interest expense and late fees	(18,605)	(17,168)	(68,729)	(36,230)
Interest expense - stockholder	(30,000)	(30,000)	(60,000)	(60,000)

Total other income (expense)	(34,753)	(47,168)	(16,257)	(96,230)

Net loss	$(2,477,014)	$(728,262)	$(3,641,347)	$(1,309,178)

Net loss per share, basic and diluted	$(0.11)	$(0.09)	$(0.16)	$(0.16)

Weighted average shares outstanding, basic and diluted	23,225,212	8,325,883	23,219,212	8,325,883

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(UNAUDITED)

	Six Months Ended June 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,641,347)	$(1,309,178)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	45,504	70,728
Bad debt	32,715	—
Amortization of deferred charges	59,880	102,674
Amortization of deferred revenue	—	(209,732)
Stock based compensation	106,988	—
Gain on settlement of accounts payable	(86,513)	—
Shares issued for services	15,000	—
Amortization of deferred compensation	6,768	—
Changes in operating assets and liabilities:
(Increase) decrease in:	—
Accounts receivable	42,435	239,566
Prepaid expenses	(113,252)	31,350
Other current assets	—	(2,695)
Due from stockholder	(261,615)	(94,574)
Deposits	(65,000)	—
Deferred charges	(22,500)	(108,000)
Increase (decrease) in:
Accounts payable and accrued expenses	331,939	804,637
Interest payable	100,769	72,813
Deferred revenue	(166,253)	250,000

Net cash used in operating activities	(3,614,482)	(152,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	(6,377)
Cash paid for acquisition net of cash acquired	10,000	—
Purchases of property and equipment	(213,513)	—

Net cash used in investing activities	(203,513)	(6,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred unit subscriptions, net of cost	3,639,530	—
Payments on notes and leases	(250,000)	(23,752)
Cash overdraft	(1,409)	178,758

Net cash provided by financing activities	3,388,121	155,006

Net decrease in cash	(429,874)	(3,782)

Cash and cash equivalents, beginning of period	$3,676,000	$3,782

Cash and cash equivalents, end of period	$3,246,126	$—

Cash paid for:
Interest	$—	$1,247
Income taxes	—	—

Supplemental schedule of non-cash financing activities:

During the six months ended June 30, 2005:

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

ADVANCED CELL TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2005

(UNAUDITED)

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance, December 31, 2004	—	—	8,325,883	8,326	6,158,954	—	(13,759,799)	(7,592,519)

Sale of preferred units for cash	9,306,601	9,306	—	—	7,901,294	—	—	7,910,600

Issuance of preferred units for services provided	105,177	105	—	—	89,295	—	—	89,400

Issuance of shares for debt conversion	—	—	616,124	616	523,092	—	—	523,708

Issuance of shares for services	—	—	17,647	18	14,982	—	—	15,000

Issuance of units for offering services	—	—	469,247	469	398,391	—	—	398,860

Conversion of preferred	(9,411,778)	(9,411)	9,411,778	9,411	—	—	—	—

Cost of offering	—	—	—	—	(486,530)	—	—	(486,530)

Shares retained by public shareholders	—	—	4,374,007	4,374	5,626	—	—	10,000

Fair value of consultant options	—	—	—	—	72,354	(21,586)	—	50,768

Shares cancelled	—	—	(1,474)	(1)	—	—	—	(1)

Net Loss 3 months to March 2005							(1,164,333)	(1,164,333)

Balance, March 31, 2005	—	—	23,213,212	23,213	14,677,458	(21,586)	(14,924,132)	(245,047)

Options Exercised	—	—	12,000	12	588		—	600

Stock based compensation					62,988			62,988

Net loss 3 months to June 2005	—	—	—	—	—	—	(2,477,014)	(2,477,014)

Balance, June 30, 2005	—	—	23,225,212	23,225	14,741,034	(21,586)	(17,401,146)	(2,658,473)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

(UNAUDITED)

1.             ORGANIZATIONAL MATTERS

Organization

On January 31, 2005, Advanced Cell Technology, Inc. (formerly known as A.C.T. Holdings, Inc.) (the “Company”) completed the Merger with Advanced Cell, Inc. (formerly known as Advanced Cell Technology, Inc.), a Delaware corporation (“ACT”), pursuant to which a wholly-owned subsidiary of the Company merged with and into ACT, with ACT remaining as the surviving corporation and a wholly-owned subsidiary of the Company.  Upon the completion of the Merger, the Company ceased all of its pre-Merger operations and adopted the business of ACT.

Prior to the Merger, the Company had minimal business, operations, revenues and assets, and had been involved in an industry entirely unrelated to the business of ACT. Therefore, the acquisition of ACT by the Company represented a complete change in the nature of the Company’s business and operations, and changed the nature of any prior investment in the Company.

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

Basis of Presentation

The accompanying unaudited financial statements as of June 30, 2005 and for the six month periods ended June 30, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the Company’s annual report on Form 10-KSB for that year as filed with the SEC, as it may be amended and in conjunction with ACT’s audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the Company’s current report on Form 8-K/A as filed with the SEC on April 18, 2005.

Interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

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

Pro Forma Information

Employee and Director Common Share Purchase Options—Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options.  There were no new grants of options during the quarter ended
June 30, 2005. The option valuation model requires input of highly subjective assumptions.

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

Pro forma information relating to employee and director common share purchase options is as follows:

	For the Three Months Ended	For The Three Months Ended	For the Six Months Ended	For The Six Months Ended
	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004
Net loss as reported	$(2,477,014)	$(728,262)	$(3,641,347)	$(1,309,178)
Current period expense calculated under APB 25	—	—	—	—
Stock compensation calculated under SFAS 123	51,542	—	(74,939)	—
Pro forma net loss	$(2,425,472)	$(728,262)	$(3,716,286)	$(1,309,178)
Basic and diluted historical loss per share	$(0.11)	$(0.09)	$(0.16)	$(0.16)
Pro forma basic and diluted loss per share	$(0.10)	$(0.09)	$(0.16)	$(0.16)

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

For the three and six months ended June 30, 2005, 23,078,952 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were no potentially dilutive shares at June 30, 2004.

3.             PROPERTY AND EQUIPMENT

Our property and equipment as of June 30, 2005 is as follows:

Machinery and equipment	$826,068
Computers and office equipment	153,469
Leasehold improvements	21,451
Furniture and fixtures	25,782
Total property and equipment	1,026,770
Accumulated depreciation	760,306
Property and equipment, net	$266,464

Depreciation expense amounted to $45,504 and $70,728 during the six months ended June 30, 2005 and 2004, respectively.

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

5.             OTHER NOTES PAYABLE

On July 1, 2003, we issued a promissory note with a face amount of $339,000 to a law firm as a payment of fees due them. The note bears interest at a rate of 10% per year. The note was due on October 1, 2003. During the first quarter of 2005, the note, plus accrued interest of $53,675, was settled through (i) the issuance of 105,177 shares of preferred stock and 52,589 warrants pursuant to the preferred stock offering described in Note 7, valued at $89,400, (ii) a cash payment of $100,000, and (iii) a new note with a face value of $150,000. The new note bears interest at 10%, is due in 3 monthly payments of 50,000 each and matures on May 1, 2005. The balance of the note was paid during the quarter ended June 30, 2005.

On July 8, 2003, we issued a promissory note with a face amount of $272,108 to a law firm as a payment of fees due them. The note bears interest at a rate of 5% per year. The note is payable in monthly installments of $25,000, including interest. The note matured on October 1, 2003. We made payments through January, 2004. At June 30, 2005 there is a remaining principal balance of $128,014, as well as accrued interest of $9,232 and accrued late fees of $57,500, included in accrued interest. Late fees accrue at the rate of $2,500 per month.

6.             NOTE PAYABLE — STOCKHOLDER

On July 12, 2002, we issued a promissory note with a face amount of $1,000,000 to our majority stockholder as a repayment of advances received from the stockholder. The note bears interest at a rate of 12% per year. The note matures on December 31, 2005.

7.             STOCKHOLDERS’ EQUITY TRANSACTIONS

We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock.  The total number of shares of capital stock which we are authorized to issue is 55,000,000.  The total number of shares of Preferred Stock we are authorized to issue is 5,000,000, par value $0.001 per share.  The total number of shares of Common Stock we are authorized to issue is 50,000,000, par value $0.001 per share.  We had no Preferred Stock outstanding as of June 30, 2005.  We had 23,225,212 shares of Common Stock outstanding as of June 30, 2005.

On January 31, 2005, the Company closed the Merger described in Note 1.  As a result of the Merger, all of the outstanding shares of the capital stock of ACT were converted, on a pro rata basis, into approximately 18,000,000 shares of the Company’s Common Stock.  In addition, all outstanding options and warrants to acquire shares of the capital stock of ACT were converted into the right to receive shares of the Company’s Common Stock, and the Company has adopted the ACT stock option plans and all options granted thereunder.

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

On December 30, 2004, ACT granted warrants to purchase 1,833,260 shares of common stock at a per share price of $0.85 and warrants to purchase 1,291,615 shares of common stock at a per share price of $2.00. These warrants are exercisable on or after December 30, 2005 and lapse if unexercised on December 30, 2014. The warrants were granted as a portion of the consideration for services provided in connection with the Merger. The recipients of the warrants received other fair value consideration for services rendered, with warrants providing incentive compensation, the value of which is not readily determinable or separable from the overall compensation arrangement; therefore, the Company has utilized a Black Scholes analysis as the most readily determinable measure of value. The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

On December 13, 2004, ACT granted warrants to purchase 1,954,000 shares of common stock at a per share price of $0.25. Of these warrants, 1,488,000 are exercisable on February 1, 2006 and lapse if unexercised on December 13, 2014 and 546,000 are exercisable immediately upon issuance and lapse if unexercised on December 13, 2006. The warrants were granted as a portion of the consideration for services provided. The recipients of the warrants received other fair value consideration for services rendered, with warrants providing incentive compensation, the value of which is not readily determinable or separable from the overall compensation arrangement; therefore, the Company has utilized a Black Scholes analysis as the most readily determinable measure of value. The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

On November 30, 2004, ACT granted warrants to purchase 100,000 shares of common stock at a per share price of $0.25. The warrants are exercisable on or after April 1, 2005 and lapse if unexercised on April 1, 2010. The recipient received the warrants as part of a negotiated settlement package, including other consideration, the value of which is not readily determinable or separable from the overall severance package; therefore, the Company has utilized a Black Scholes analysis as the most readily determinable measure of value. The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

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

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”), subject to approval of our shareholders.  The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the fist day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors.  At June 30, 2005, we had granted 7,808,335 common stock purchase options under the plan.

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

Pursuant to the 2005 Plan, on January 31, 2005, we granted 535,000 common stock purchase options to consultants. The options have an exercise price of $0.85 per share and vest over periods not exceeding 4 years. The fair value of the options at the date of grant was estimated at $28,354 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 3.25%, and (4) expected life of 2 years.  This initial estimate of fair value will be expensed over the option vesting period.  In addition to this initial estimate of fair value, the Company calculates additional quarterly expense based upon options which vest during the period.  During the quarter ended June 30, 2005, vested shares resulted in an additional charge of $61,580.  This amount, plus amortization of initial fair value, resulted in a total charge of $62,988 in the quarter ended June 30, 2005, bringing total charges related to these options to $106,988 for the six months ended June 30, 2005.  The assumptions used in the Black Scholes model for this quarterly calculation are as follows: (1) dividend yield of 0%, (2) expected volatility of 139%, (3) risk free interest rate of 3.625%, and (4) expected life of 2 years.

Common Share Options and Warrants Issued

The following table summarizes information on all common share purchase options and warrants of the Company outstanding as of June 30, 2005.

	June 30, 2005
	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	10,034,036	$0.51

Option granted to employees and consultants during the period	7,808,335	0.85

Warrants issued during the period	5,248,581	1.27

Exercise during the period	(12,000)	.05

Outstanding at end of the period	23,078,952	0.80

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

Rent expense recorded in the financial statements for the six month periods ended June 30, 2005 and 2004 was $219,388 and $219,637, respectively.

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

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia. The Company filed an action on February 18, 2005 in the U.S. District Court for the District of Columbia. The Company brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of cloning non-human animals. The patent, U.S. Patent No. 5,945,577, is licensed by the University of Massachusetts exclusively to the Company. The parties have agreed to stay all proceedings until September 8, 2005.  Adverse determinations in this proceeding would have a materially adverse effect on our business.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia. The Company filed an action on April 7, 2005 in the U.S. District Court for the District of Columbia. The Company brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of creating embryonic stem cells. The patent, U.S. Patent No. 6,235,970, is licensed by the University of Massachusetts exclusively to the Company. The parties have agreed to stay all proceedings until September 8, 2005.  Adverse determinations in this proceeding would have a materially adverse effect on our business.

Other Legal Proceedings

Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom. Commonwealth of Massachusetts Superior Court, Worcester. C.A. No. 040523B. This proceeding is a claim for breach of contract and failure to pay brought by two of the individuals who hold Promissory Notes issued by ACT Group Inc., a Delaware corporation (“ACT Group”). ACT is a named defendant in this proceeding. In April 2004, the court entered an order denying a request for a temporary restraining order and preliminary injunction with respect to our subsidiary ACT. In its order, the Court stated that, based upon the record before the Court at that stage of the proceeding, ACT was “not legally responsible” for these ACT Group obligations. In August 2004, the plaintiffs obtained a judgment against ACT Group for $690,040. The Massachusetts Superior Court before which this proceeding is pending has entered an Order requiring all 6,811,146 shares of our stock held by ACT Group be placed in escrow pending sale to satisfy this judgment. Although the Order specifies that the sale must be conducted in a commercially reasonable manner, we cannot assure you that the plaintiffs in this action will effect the sale in a manner that will not have a materially adverse impact upon the trading value of our stock.  The Company and certain officers and directors have been named as contemnors in a related contempt complaint seeking to enforce the judgment against ACT Group and have been ordered to show cause why they should not be held in contempt for allegedly aiding and abetting ACT Group’s alleged contempt.  The Company and certain officers have moved to dismiss the contempt complaint.  At the request of the parties, the Massachusetts Superior Court has delayed scheduling a hearing on the show cause order and the Company’s motion to dismiss. If ACT Group is unable to resolve this dispute on terms that are satisfactory to it and the Company, our business may be materially adversely affected. Although our operations and those of ACT Group are distinct and separate, with separate governance structures, and the two companies observe strict corporate formalities distinct to the respective entities, the plaintiffs in this action seek to pierce the corporate veil and hold us responsible for ACT Group’s liabilities. To date, those claims have not been successful. However, we cannot assure you that there will not be further attempts to pierce the corporate veil, or that they will be unsuccessful in doing so. If there are such future attempts, they could result in significant legal expenses in defending such claims. Moreover, if the plaintiffs creditors are successful in piercing the corporate veil and holding us responsible for these ACT obligations, there will be a material adverse effect on our business and operations.

11.          SUBSEQUENT EVENTS

On July 6, 2005, the Company’s shareholders approved an amendment to the Company’s Certificate of Incorporation to increase the authorized capital stock of the Company to 50,000,000 shares of Preferred Stock and 100,000,000 shares of Common Stock.

In consideration for service on the Company’s Board of Directors and Audit Committee, on August 1, 2005, the Company granted Dr. Alan Shapiro the option to purchase 50,000 shares of Common Stock under the Company’s 2005 Stock Incentive Plan. The options are fully vested as of the date of grant.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry.  See “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” set forth in Part I, Item 2 of this Quarterly Report on Form 10-QSB for a more complete discussion of these factors.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

SIGNIFICANT ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three months ended June 30, 2005, as compared to those policies disclosed in the December 31, 2004 financial statements filed in our Current Report on Form 8-K/A with the SEC on April 18, 2005.

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

Intangible and Long-Lived Assets - We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the periods ended June 30, 2005 and March 31, 2005, no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three and six months ended June 30, 2005 and  June 30, 2004 were approximately $121,000, $229,000, $256,000 and $440,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The reduction in revenue in current periods was due to decreased revenue levels from licensees’ operations.

Research and Development Expenses and Grant Reimbursements

Research and development expenses for the three and six months ended June 30, 2005 and June 30, 2004 were approximately $657,000, $934,000, $243,000 and $537,000, respectively.  The increase in expenses in current periods, which consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, relate principally to increased staffing and spending for scientific research being done pursuant to a scientific grant from the US National Institute of Standards and Technology (NIST) that expires in 2006.

Our research and development expenses consist primarily of costs associated with basic and pre-clinical research exclusively in the field of human stem cell therapies and regenerative medicine, with focus on development of our technologies in cellular reprogramming, reduced complexity applications, and stem cell differentiation. These expenses represent both pre-clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes. The cost of our research and development personnel is the most significant category of expense; however, we also incur expenses with third parties, including license agreements, sponsored research programs and consulting expenses.

We do not segregate research and development costs by project because our research is focused exclusively on human stem cell therapies as a unitary field of study.  Although we have three principal areas of focus for our research, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects.  The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, but rather are conducting our research on an integrated basis.

We expect that research and development expenses will continue to increase in the foreseeable future as we add personnel, expand our pre-clinical research, begin clinical trial activities, and increase our regulatory compliance capabilities. The amount of these increases is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation of clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts.  Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

We believe that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The use of human embryonic stem cells as a therapy is an emerging area of medicine, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. Costs to complete could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, we cannot reasonably estimate the size, nature nor timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until we obtain further relevant pre-clinical and clinical data, we will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products.

Grant reimbursements for the three and six months ended June 30, 2005 and June 30, 2004 were approximately $189,000, $425,000, $0 and $140,000, respectively. These amounts represent approved reimbursements pursuant the grant from NIST. At June 30, 2005, ACT had approximately $1,000,000 of funds available under the grant that can be used to reimburse future approved research expenditures. We will lose the availability of any unused funds upon the expiration of the grant.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2005 and June 30, 2004 were approximately $2,037,000, $3,242,000, $593,000 and $1,086,000, respectively.  The principal increase in expense in the current periods versus the same periods last year is a result of additional salary costs related to the addition of key personnel, increased professional fees related to ACT’s merger into a public company, and costs of preparing documents and records for various public filings with the Securities and Exchange Commission.

Other Income (Expense)

Other expense for the three and six months ended June 30, 2005 and June 30, 2004 were approximately $35,000, $16,000, $47,000 and $96,000, respectively.

Net Loss

Net loss for the three and six months ended June 30, 2005 and June 30, 2004 was approximately $2,477,000, $3,641,000, $728,000 and $1,309,000, respectively.  The increased loss in the current periods is the result of increased general and administrative expenses, offset in part by increased interest income and the gain on settlement of debt.

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

In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.  SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change.  Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.  Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.  Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations.  It also provides the SEC staff’s views regarding valuation of share-based payment arrangements.  In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.  Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

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

Cash, cash equivalents, and cash held in escrow at June 30, 2005 and December 31, 2004 were approximately $3,246,000 and $3,676,000, respectively.  We have expended a substantial portion of the proceeds of the 8,000,000 Series A Preferred Stock and warrants issued in January 2005 to support ongoing operations.  The increase in the current period is the result of closing the financing described above, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, and increases in other general and administrative expenses.

At June 30, 2005 and December 31, 2004, we had a note payable in the principal amount of $1,000,000, and related accrued interest of  approximately $357,000 and $297,000, respectively.  As an offset to these amounts owed to ACT Group, we had a receivable at June 30, 2005 and December 31, 2004 of approximately $656,000 and $394,000, respectively, primarily related to expenses incurred by ACT on behalf of ACT Group for salaries, legal fees and other costs incurred.

Our cash and cash equivalents are limited.  We expect to require substantial additional funding.  Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents and other costs associated with commercializing our potential products.  We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from

governmental or other institutions, and other related transactions.   If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities  for at least twelve months from the date of the financial statements, although certain of these activities and related personnel may need to be reduced.  We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our Common Stock.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all. We believe our cash from all sources (cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts) is sufficient for the Company to continue as a going concern through June 30, 2006.  However, without substantial additional financing during this period, we will need to significantly limit our capital and operational spending and therefore be limited in our ability to advance our scientific efforts or further our efforts to operate profitably.

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

Potential and actual legislation and regulation related to our technology could limit our activities and ability to develop products for commercial sales, depriving us of our anticipated source of future revenues. In July 2001, the House of Representatives of the United States Congress passed a bill, HR 2505, the “Human Cloning Prohibition Act of 2001”.  This bill was placed on the calendar of the U.S. Senate in August 2002, where it did not pass.  However, similar bills could be introduced in the future aiming to prohibit the use or commercialization of somatic cell nuclear transfer technology or of any products resulting from it, including those related to human therapeutic cloning and regenerative medicine.  If passed, such a bill could have a significant influence on our ability to pursue our research, development and commercialization plans in the United States.

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

Risks Relating to A.C.T. Group, Inc.

One of our largest shareholders is in financial distress which may harm our ability to conduct operations. One of our largest shareholders, ACT Group, is facing insolvency.  Two of our Board members also serve in similar positions at ACT Group.  Our Chairman, President and Chief Scientific Officer is the President of ACT Group.  Although our operations and those of ACT Group are distinct and separate, with separate governance structures, and the two companies observe strict corporate formalities distinct to the respective entities, there have been several attempts by the debt holders of ACT Group, via a legal complaint, to pierce the corporate veil and hold ACT responsible for ACT Group’s liabilities.  To date, those claims have not been successful.  However, we cannot assure you that there will not be further attempts by creditors of ACT Group to pierce the corporate veil, or that they will be unsuccessful in doing so.  If there are such future attempts, they could result in significant legal expenses in defending such claims.  Moreover, if ACT Group creditors are successful in piercing the corporate veil and holding us responsible for ACT Group debts, there will be a material adverse effect on our business and operations.

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

In our opinion, we have not established and did not maintain effective internal control over financial reporting as of June 30, 2005.  We also believe that because of the effect of the material weakness we have identified, we have not maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company has taken initial remedial steps, and will continue its on-going evaluation of internal controls and expects to improve its internal controls over financial reporting as necessary to assure their effectiveness, but there can be no assurance that it will succeed or that other deficiencies will not be identified.

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

We face risks related to compliance with corporate governance laws and financial reporting standards.  The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, required changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. Our independent registered public accounting firm is required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of its internal controls. As described below in Part I, Item 3 of this Quarterly Report on Form 10-QSB, there exist material weaknesses and deficiencies at this time in the Company’s internal controls.  These weaknesses and deficiencies could have a material adverse effect on our business and operations.

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

Our common stock is subject to “penny stock” regulations and restrictions on initial and secondary broker-dealer sales. The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions.  Penny stocks are subject to certain additional oversight and regulatory requirements.  Brokers and dealers affecting transactions in our Common Stock in many circumstances must obtain the written consent of a customer prior to purchasing our Common Stock, must obtain information from the customer and must provide disclosures to the customer.  These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to sell your shares of our Common Stock in the secondary market.

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

(b) Changes in internal controls.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is intended to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Management’s assessment identified material deficiencies in the Company’s internal control over financial reporting.  These deficiencies include lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. We also have not yet instituted new internal control processes related to our identified material weaknesses, significant deficiencies and deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.  Management has determined that these significant deficiencies, in the aggregate, constituted a material weakness in the design and operation of the Company’s internal controls in effect prior to June 30, 2005. Although the Company hired a chief financial officer on April 1, 2005, and added additional finance personnel, the new controls these additions allowed were in the process of being implemented during the quarter ended June 30, 2005.  As a result of the material weaknesses described in the preceding paragraph, we believe that, as of June 30, 2005, the Company’s internal control over financial reporting was not effective based on the COSO criteria.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Currently, we are involved in several legal proceedings as described in Part II, Item 1 of our Quarterly Report on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on May 23, 2005.  In addition, material developments with regard to such proceedings are disclosed herein.

Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom. Commonwealth of Massachusetts Superior Court. Worcester. C.A. No. 040523B.  This proceeding is a claim for breach of contract and failure to pay brought by two of the individuals who hold Promissory Notes issued by ACT Group. ACT is a named defendant in this proceeding.  In April 2004, the court entered an order denying a request for a temporary restraining order and preliminary injunction with respect to our subsidiary ACT.  In its order, the Court stated that, based upon the record before the Court at that stage of the proceeding, ACT, was “not legally responsible” for these ACT Group obligations.  In August 2004, the plaintiffs obtained a judgment against ACT Group for $690,040. The Massachusetts Superior Court before which this proceeding is pending has entered an Order requiring all 6,811,146 shares of our stock held by ACT Group be placed in escrow pending sale to satisfy this judgment.  Although the Order specifies that the sale must be conducted in a commercially reasonable manner, we cannot assure you that the plaintiffs in this action will effect the sale in a manner that will not have a materially adverse impact upon the trading value of our stock.  The Company and certain of its officers and directors have been named as contemnors in a related contempt complaint seeking to enforce the judgment against ACT Group.  and have been ordered to show cause why they should not be held in contempt for allegedly aiding and abetting ACT Group’s alleged contempt.  The Company and certain officers have moved to dismiss the contempt complaint.  At the request of the parties, the Massachusetts Superior Court has delayed scheduling a hearing on the show cause order and to Company’s motion to dismiss.   If ACT Group is unable to resolve this dispute on terms that are satisfactory to it and the Company, our business may be materially adversely affected.  Although our operations and those of ACT Group are distinct and separate, with separate governance structures, and the two companies observe strict corporate formalities distinct to the respective entities, the plaintiffs in this action seek to pierce the corporate veil and hold us responsible for ACT Group’s liabilities.  To date, those claims have not been successful.  However, we cannot assure you that there will not be further attempts to pierce the corporate veil, or that they will be unsuccessful in doing so.  If there are such future attempts, they could result in significant legal expenses in defending such claims.  Moreover, if the plaintiffs creditors are successful in piercing the corporate veil and holding us responsible for these ACT obligations, there will be a material adverse effect on our business and operations.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia. The Company filed an action on February 18, 2005 in the U.S. District Court for the District of Columbia. The Company brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of cloning non-human animals. The patent, U.S. Patent No. 5,945,577, is licensed by the University of Massachusetts exclusively to the Company.  The parties have agreed to stay all proceedings until September 8, 2005.  Adverse determinations in this proceeding would have a materially adverse effect on our business.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia. The Company filed an action on April 7, 2005 in the U.S. District Court for the District of Columbia. The Company brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of creating embryonic stem cells. The patent, U.S. Patent No. 6,235,970, is licensed by the University of Massachusetts exclusively to the Company. The parties have agreed to stay all proceedings until September 8, 2005.  Adverse determinations in this proceeding would have a materially adverse effect on our business.

University of Massachusetts v. James M. Robl and Phillippe Collas, Massachusetts Superior Court (Suffolk County).  The University of Massachusetts, referred to as UMass, filed a complaint on February 22, 2004 in the Superior Court (Suffolk County) for the Commonwealth of Massachusetts.  We are not a party to this litigation; however, a decision adverse to UMass in this litigation could have a materially adverse effect on the Company’s business.  ACT has moved to intervene in this action in which UMass is seeking to establish its ownership of inventions made by the defendants while they were employed UMass.  ACT filed its motion to protect is interest as exclusive licensee in the inventions made at UMass.  The court has yet to rule on the motion to intervene.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 6, 2005, the Company issued 12,000 shares to a former employee as a result of the exercise of stock options awarded under the Company’s 2004 Stock Option Plan.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to stockholders during the period covered by this Quarterly Report.

Following the close of the period covered by this Quarterly Report, on July 6, 2005, certain matters were submitted to a vote of our stockholders, and approved by the requisite vote of our stockholders as follows:

1.     To amend the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share, to 100,000,000, and to increase the number of authorized shares of the Company’s undesignated preferred stock, par value $0.001 per share, to 50,000,000, in each case with no change in the par value receiving the following votes:

Number of Shares
For	Against	Withheld	Not Voted
12,774,522	1,000	25	0

2.     To adopt the Company’s 2005 Stock Incentive Plan which provides for equity based awards to the Company’s employees, directors and consultants, and to reserve up to 18,000,000 shares of Common Stock for issuance pursuant to the grant of awards thereunder receiving the following votes:

Number of Shares
For	Against	Withheld	Not Voted
12,775,197	225	125	0

The number of shares of our common stock eligible to vote as of the record date of June 6, 2005 was 23,225,212 shares.

ITEM 5.  OTHER INFORMATION

ITEM 6.  EXHIBITS

The exhibits listed on the accompanying exhibit index are filed as a part of this Quarterly Report on Form 10-QSB.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

Date: August 15, 2005	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2005	/s/ James G. Stewart
James G. Stewart
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Description
3.1	Certificate of Amendment to Certificate of Incorporation (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 7, 2005).
3.2	Certificate of Amendment to Certificate of Incorporation (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 22, 2005).
10.1	Amendment No. 1 to Employment Agreement of Michael D. West, PhD, dated as of August 1, 2005 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed August 5, 2005).
10.2	Research Collaboration Agreement between the Registrant and The Burnham Institute dated as of May 23, 2005 (filed herewith).
14.1	Code of Ethics for Designated Senior Financial Managers (previously filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K dated August 5, 2005).
14.2	Code of Business Conduct and Ethics (previously filed as Exhibit 14.2 to the Registrant’s Current Report on Form 8-K dated August 5, 2005).
16.1	Copy of letter from Pritchett, Siler & Hardy, P.A. (previously filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K dated May 10, 2005).
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.