Form 10KSB/A
period 2004-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2005-09-07
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-KSB/A

Amendment No. 1 to

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE OF 1934

For the transition period from	to

Commission File Number	0-50295

Advanced Cell Technology, Inc.

(Exact name of registrant as specified in its charter)

Nevada	87-0656515
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

381 Plantation Street, Worcester, MA 01605

(Address of principal executive offices) (Zip code)

(508) 756-1212

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $0.001 par value per share

Check whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

State the issuer’s revenues for its most recent fiscal year:  December 31, 2004 - $2,500.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of  a specified date within the past 60 days:  January 27, 2005 - $408,659.  As of such date, there were approximately 3,405,490 shares of common voting stock of our Company that were beneficially owned by non-affiliated persons.  There is a limited public market for our common stock; this valuation is based upon the offering price of our common stock in our 2001 public offering pursuant to Form SB-2 that was filed with the Securities and Exchange Commission on May 14, 2001, and which became effective on August 10, 2001.  See Part III, Item 1.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  January 27, 2005 – 5,480,490 shares of Common Stock, $0.001 par value per share.

Transitional Small Business Disclosure Format (check one):  Yes ☐    No  ☒

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-KSB/A to the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004 (the “Annual Report”) of Advanced Cell Technology, Inc., a Nevada corporation, (formerly known as A.C.T. Holdings, Inc.) (the “Company”) filed on January  31, 2005 with the Securities and Exchange Commission (the “Commission”), is filed for the purposes of amending and restating in its entirety Part II, Item 13 thereof, as set forth below.  In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Amendment No. 1 certain currently dated certifications.  Except as described above and set forth herein, no other amendments are being made to the Annual Report or Amendment No. 1.  This Form 10-KSB/A does not reflect events occurring after the January 31, 2005 filing of our Annual Report or modify or update the disclosure contained in the Annual Report in any way other than as required to reflect the amendments discussed above and reflected herein.

Part II, Item 13 of the Annual Report is hereby amended and restated in its entirety as follows:

Part II

Item 13.  Exhibits

2.1                   Agreement and Plan of Merger between A.C.T. Holdings, Inc., A.C.T. Acquisition Corp., and Advanced Cell Technology, Inc. dated as of January 3, 2005.  Previously filed as Exhibit 10.1 to our Current Report on Form 8-K (SEC File No. 000-50295) dated December 30, 2004 and filed with the Securities and Exchange Commission (the “Commission”) on January 4, 2005 and incorporated by reference herein.

3.1                   Articles of Incorporation.  Previously filed as Exhibit 3.1 to our Registration Statement on Form SB-2 (SEC File No. 333-60906) filed with the Commission on May 14, 2001 and incorporated by reference herein.

3.1.1                Certificate of Amendment to Articles of Incorporation dated April 1, 2004. Previously filed as Exhibit 3.1.1 to our Quarterly Report on Form 10-QSB (SEC File No. 000-50295) filed with the Commission on May 23, 2005 and incorporated by reference herein.

3.1.2                Certificate of Amendment to Articles of Incorporation. Previously filed as Exhibit 3.1 to our Current Report on Form 8-K (SEC File No. 000-50295) dated December 30, 2004 and filed with the Commission on filed on January 4, 2005 and incorporated by reference herein.

3.2                   Bylaws.  Previously filed as Exhibit 3.2 to our Registration Statement on Form SB-2 filed with the Commission on May 14, 2001 and incorporated by reference herein.

3.2.1                Amendment to Bylaws.  Previously filed as Exhibit 3.1 to our Current Report on Form 8-K (SEC File No. 000-50295) dated December 15, 2004 and filed with the Commission on December 29, 2004 and incorporated by reference herein.

4.1                   Specimen Stock Certificate. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-QSB (SEC File No. 000-50295) filed with the Commission on May 23, 2005 and incorporated by reference herein.

14.1                 Code of Ethics for Designated Senior Financial Managers.  Previously filed as Exhibit 14.1 to our current report on Form 8-K filed with the Commission on August 5, 2005 and incorporated by reference herein.

14.2                 Code of Business Conduct and Ethics.  Previously filed as Exhibit 14.1 to our current report on Form 8-K filed August 5, 2005.

31.1                 Section 302 Certificate of Chief Executive Officer. Previously filed as Exhibit 31.1 to our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2004, filed with the Commission on January 31, 2005 and incorporated by reference herein.

31.2                 Section 302 Certificate of Chief Financial Officer. Previously filed as Exhibit 31.1 to our Annual Report on Form 10-KSB for the fiscal year ending December 31, 2004, filed with the Commission on January 31, 2005 and incorporated by reference herein.

The following additional exhibits are filed with this Amendment No. 1 pursuant to Rules 13a-14(a) or 15d-14(a).  These exhibits do not amend the corresponding exhibits previously filed with the Annual Report.

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:	ADVANCED CELL TECHNOLOGY, INC.

September 7, 2005	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ William M. Caldwell, IV
William M. Caldwell, IV	Chief Executive Officer and Director (principal executive officer)	September 7, 2005

/s/ James G. Stewart
James G. Stewart	Chief Financial Officer (principal financial and accounting officer)	September 7, 2005

/s/ Michael D. West
Michael D. West	President, Chief Scientific Officer and Director	September 7, 2005

/s/ Robert Peabody
Robert Peabody	Director	September 7, 2005

Alan C. Shapiro	Director	September 7, 2005

EXHIBITS

Exhibit No.	Description

31.1	Section 302 Certificate of Chief Executive Officer
31.2	Section 302 Certificate of Chief Financial Officer