Form 10QSB/A
period 2005-03-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2005-09-07
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB/A

Amendment No. 1 to

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-50295

ADVANCED CELL TECHNOLOGY, INC.

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

Advanced Cell Technology, Inc.

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
SIGNATURE

EXPLANATORY NOTE

This Amendment No. 1 to our Quarterly Report on Form 10-QSB/A (“Form 10-QSB/A”) amends and restates the Quarterly Report on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on May 23, 2005 (“Form 10-QSB”).  The purpose of this Form 10-QSB/A is to expand upon some of the disclosures contained in the original filing.  In particular, this Form 10-QSB/A provides additional explanatory information with regard to the following areas:

•                  We have expanded our disclosure with regard to our research and development expenses discussed in Item 2, “Management’s Discussion and Analysis and Results of Operations.”

•                  We have added clarifying language to the description of our products under “Potential Commercial Applications of our Technologies” in Item 5, under “Business.”

•                  While risks relating to our technology were fully disclosed in the original filing in Item 2, under “Risk Factors That May Affect Our Business,” we have incorporated a discussion of these risk factors into a more complete description of the strengths of our intellectual property portfolio in Item 5, under “Business.”

•                  We have expanded the disclosure with regard to our patents by indicating the expiration date of each patent in the patent table in Item 5, under “Our Intellectual Property.”

•                  We have further expanded the disclosure with regard to our intellectual property by expanding the discussion of the material terms of our research and license agreements in Item 5, under “Research and License Agreements.”

RECENT DEVELOPMENTS OF SMALL BUSINESS ISSUER

On January 31, 2005, Advanced Cell Technology, Inc. (formerly known as A.C.T. Holdings, Inc.) (the “Company”) completed a merger transaction with Advanced Cell, Inc. (formerly known as Advanced Cell Technology, Inc.), a Delaware corporation (“ACT”), pursuant to which a wholly-owned subsidiary of the Company merged with and into ACT (the “Merger”), with ACT remaining as the surviving corporation and a wholly-owned subsidiary of the Company.  Upon the completion of the Merger, the Company ceased all of its pre-Merger operations and adopted the business of ACT.  In this report, Advanced Cell Technology, Inc. and its subsidiaries are collectively referred to as the “Company,” “we,” or “us.”  Advanced Cell, Inc. is referred to separately as “ACT.”

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

ADVANCED CELL TECHNOLOGY, INC.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2005

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance, December 31, 2004	—	—	8,325,883	8,326	6,158,954	—	(13,759,799)	(7,592,519)

Sale of preferred units for cash	9,306,601	9,306	—	—	7,901,294	—	—	7,910,600

Issuance of preferred units for services provided	105,177	105	—	—	89,295	—	—	89,400

Issuance of shares for debt conversion	—	—	616,124	616	523,092	—	—	523,708

Issuance of shares for services	—	—	17,647	18	14,982	—	—	15,000

Issuance of units for offering services	—	—	469,247	469	398,391	—	—	398,860

Conversion of preferred	(9,411,778)	(9,411)	9,411,778	9,411	—	—	—	—

Cost of offering	—	—	—	—	(486,530)	—	—	(486,530)

Shares retained by public shareholders	—	—	4,374,007	4,374	5,626	—	—	10,000

Fair value of consultant options	—	—	—	—	72,354	(21,586)	—	50,768

Shares cancelled	—	—	(1,474)	(1)	—	—	—	(1)

Net loss	—	—	—	—	—	—	(1,164,333)	(1,164,333)

Balance, March 31, 2005	—	—	23,213,212	$23,213	$14,677,458	$(21,586)	$(14,924,132)	$(245,047)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2005
(UNAUDITED)

1.                          ORGANIZATIONAL MATTERS

Organization

On January 31, 2005, Advanced Cell Technology, Inc., a Nevada corporation (formerly known as A.C.T. Holdings, Inc.) (the “Company”) completed the Merger with Advanced Cell, Inc., a Delaware corporation (formerly known as Advanced Cell Technology, Inc.) (“ACT”), pursuant to which a wholly-owned subsidiary of the Company merged with and into ACT, with ACT remaining as the surviving corporation and a wholly-owned subsidiary of the Company.  Upon the completion of the Merger, the Company ceased all of its pre-Merger operations and adopted the business of ACT.

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

On December 30, 2004, ACT granted warrants to purchase 1,833,260 shares of common stock at a per share price of $0.85 and warrants to purchase 1,291,615 shares of common stock at a per share price of $2.00. These warrants are exercisable on or after December 30, 2005 and lapse if unexercised on December 30, 2014. The warrants were granted as a portion of consideration for services provided in connection with the Merger.  The recipients of the warrants received other fair value consideration for services rendered, with warrants providing incentive compensation, the value of which is not readily determinable or separable from the overall compensation arrangement; therefore, the Company has utilized a Black Scholes analysis as the most readily determinable measure of value.  The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

On December 13, 2004, ACT granted warrants to purchase 1,954,000 shares of common stock at a per share price of $0.25. Of these warrants, 1,488,000 are exercisable on February 1, 2006 and lapse if unexercised on December 13, 2014 and 546,000 are exercisable immediately upon issuance and lapse if unexercised on December 13, 2006. The warrants were granted as a portion of consideration for services provided.  The recipients of the warrants received other fair value consideration for services rendered, with warrants providing incentive compensation, the value of which is not readily determinable or separable from the overall compensation arrangement; therefore, the Company has utilized a Black Scholes analysis as the most readily determinable measure of value.  The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

On November 30, 2004, ACT granted warrants to purchase 100,000 shares of common stock at a per share price of $0.25. The warrants are exercisable on or after April 1, 2005 and lapse if unexercised on April 1, 2010. The warrants were granted as a portion of severance in connection with the termination of an employment contract.  The recipient received the warrants as part of a negotiated settlement package, including other consideration, the value of which is not readily determinable or separable from the overall severance package; therefore, the Company has utilized a Black Scholes analysis as the most readily determinable measure of value.  The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

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

Our belief that our intellectual property represents one of the strongest portfolios in the field is supported by (i) the size, date and pace of filing, and focus of the portfolio, (ii) the relative immaturity of this field of study, and (iii) the limited number of truly competitive portfolios of intellectual property.

Regenerative medicine is a new and emerging field of study involving development of medical therapies based on advances in stem cell and nuclear transfer technology. We have developed and maintain a broad portfolio with ownership or exclusive licensing of over 30 issued patents and over 280 patent applications in the field of regenerative medicine and related technologies.  This significant volume of patents and patent licenses has been developed in the short span of approximately the past seven years.

Although we have strong competitors in this field (See “BUSINESS — Competition” at page 42 of this Form 10-QSB), there are a limited number of companies operating in this field.  We believe our intellectual property portfolio compares favorably with those of our competition based upon its size, focus and filing dates.

With respect to the focus of our portfolio, we believe that somatic cell nuclear transfer and chromatin transfer are, and will prove to be, one of the technological keys to successful development of stem cell therapies.  See “BUSINESS — Cellular Reprogramming” on page 38 of this Form 10-QSB.  Our patent rights include one of only two core patent estates supporting somatic cell nuclear transfer technology and chromatin transfer technology.  We believe that only one other known patent estate, held by Roslin Institute, derived from the cloning of Dolly, the first cloned sheep, is comparable to ours.  However, in contrast with Roslin, we own or have license to numerous other technologies for dealing with transplant rejection including: means of activating oocytes during nuclear transfer, parthenogenesis, transdifferentiation, and dedifferentiation.  Our intellectual property also includes patent rights and applications for specific applications of stem cell technology in producing retinal pigment epithelium, hemangioblasts, and dermal cells, and on numerous methods and compositions for the use of these technologies and derived cells in heart disease, immunodeficiency estates and cancer.

This is a young and emerging field.  There can be no assurances that our intellectual property portfolio will ultimately produce viable commercialized products and processes; however, at this early stage of development, our intellectual property and science team are well-recognized leaders in the field.  See “RISK FACTORS — Risks Relating to Our Technology” on page 22 of this Form 10-QSB.

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

While we expect that any future products will take the form of medical procedures, tangible therapeutics, or combinations thereof, we currently have no products, and the identity of our future products, if any, is dependent upon the results of our ongoing research efforts, and, therefore cannot be determined at this time.

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

The following table identifies the issued patents we own or license that we believe currently support our technology platform.

Owned by Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
6,808,704	US	09/06/00	10/26/04	02/18/2021	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
518191	New Zealand	10/13/00	05/10/04	10/13/2020	Method of Differentiation of Morula or Inner Cell Mass Cells and Method of Making Lineage-Defective Embryonic Stem Cells
516236	New Zealand	12/18/01	04/07/05	12/18/2021	Cytoplasmic Transfer to De-Differentiate Recipient Cells

University of Massachusetts Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
6,235,970	US	09/22/97	05/22/01	09/22/2017	CICM Cells and Non-Human Mammalian Embryos Prepared by Nuclear Transfer of a Proliferating Differentiated Cell or its Nucleus
6,235,969	US	07/03/97	05/22/01	07/03/2017	Cloning Pigs Using Donor Nuclei from Non-Quiescent Differentiated Cells
6,215,041	US	01/08/98	04/10/01	01/08/2018	Cloning Using Donor Nuclei from a Non-Quiescent Somatic Cells
6,156,569	US	08/04/97	12/05/00	08/04/2017	Prolonged Culturing of Avian Primordial Germ Cells (PGCs) Using Specific Growth Factors, Use Thereof to Produce Chimeric Avians
5,994,619	US	12/16/96	11/30/99	12/16/2016	Production of Chimeric Bovine or Porcine Animals Using Cultured Inner Cell Mass Cells
5,945,577	US	01/10/97	08/31/99	01/10/2017	Cloning Using Donor Nuclei from Proliferating Somatic Cells
5,905,042	US	04/01/96	05/18/99	04/01/2016	Cultured Inner Cell Mass Cell Lines Derived from Bovine or Porcine Embryos
521426	New Zealand	03/26/01	11/11/04	03/26/2021	Prion-Free Transgenic Ungulates
521026	New Zealand	02/26/01	01/13/05	02/26/2021	Production of Mammals which Produce Progeny of a Single Sex
518365	New Zealand	10/27/00	08/12/04	10/27/2020	Gynogenetic or Androgenetic Production of Pluripotent Cells and Cell Lines, and Use Thereof to Produce Differentiated Cells and Tissues
517609	New Zealand	09/14/00	06/08/04	09/14/2020	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation and Method for Enhancing Embryonic Development by Genetic Alteration of Donor Cells or by Tissue Culture Conditions
519346	New Zealand	05/10/00	06/08/04	05/10/2020	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
759322	Australia	03/02/99	07/24/03	03/02/2019	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
506808	New Zealand	03/02/99	03/29/04	03/02/2019	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
502713	New Zealand	08/04/98	01/05/04	08/04/2018	Production of Avian Embryonic Germ (EG) and Embryonic Stem (ES) Cell Lines by Prolonged Culturing of PGCs Use Thereof of Cloning and Chimerization
502712	New Zealand	08/04/98	05/12/03	08/04/2018	Avian Primordial Germ Cell (PGC) Cell Line and a Method for Long Term Culturing Thereof
742840	Australia	07/01/98	08/01/02	07/01/2018	Cloning Pigs Using Donor Nuclei from Differentiated Cells
502124	New Zealand	07/01/98	05/12/03	07/01/2018	Cloning Pigs Using Donor Nuclei from Differentiated Cells
742363	Australia	01/05/98	01/03/02	01/05/2018	Cloning Using Donor Nuclei from Differentiated Fetal and Adult Cells
334016	New Zealand	07/28/97	12/07/00	07/28/2017	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
717529	Australia	03/24/97	07/13/00	03/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos
126416	Israel	03/24/97	09/21/04	03/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos
332159	New Zealand	03/24/97	06/08/00	03/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos

Genzyme Transgenics Corp. Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
6,580,017	US	04/23/99	06/17/03	04/23/2019	Methods of Reconstructed Goat Embryo Transfer
6,528,699	US	03/22/01	03/04/03	03/22/2021	Transgenically Produced Non-Secreted Proteins
517930	New Zealand	09/27/00	05/10/04	09/27/2020	Methods of Producing Cloned and Transgenic Mammals
88117	Singapore	10/16/00	03/31/04	10/16/2020	Methods of Producing a Target Molecule in a Transgenic Animal and Purification of the Target Molecule
518263	New Zealand	10/16/00	07/05/04	10/16/2020	Methods of Producing a Target Molecule in a Transgenic Animal and Purification of the Target Molecule

Infigen Non-Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
6,700,037	US	12/28/00	03/02/04	12/28/2020	Method of Cloning Porcine Animals
6,680,199	US	05/22/00	01/20/04	05/22/2020	In Vitro Activation of Mammalian Oocytes and Use in Cloning Procedures
6,603,059	US	10/16/00	08/05/03	10/16/2020	Ungulates Produced By Sequential Nuclear Transfer
6,395,958	US	07/15/99	05/28/02	07/15/2019	Method of Producing a Polypeptide In an Ungulate
6,258,998	US	11/24/98	07/10/01	11/24/2018	Method of Cloning Porcine Animals
6,194,202	US	03/04/96	02/27/01	03/04/2016	Parthenogenic Oocyte Activation
6,077,710	US	10/21/98	06/20/00	10/21/2018	Parthenogenic Oocyte Activation
6,011,197	US	01/28/99	01/04/00	01/28/2019	Method of Cloning Bovines Using Reprogrammed Non-Embryonic Bovine Cells
5,843,754	US	06/06/95	12/01/98	12/01/2015	Parthenogenic Bovine Oocyte Activation
5,496,720	US	02/10/93	03/05/96	03/05/2013	Parthenogenic Oocyte Activation
5,453,366	US	03/15/93	09/26/95	09/26/2012	Method of Cloning Bovine Embryos
5,374,544	US	01/15/92	12/20/94	12/20/2011	Mutated Skeletal Actin Promoter
4,994,384	US	10/27/87	02/19/91	02/19/2018	Multiplying Bovine Embryos

The fundamental consequence of patent expiration is that the invention covered by that patent will enter the public domain.  However, the expiration of patent protection, or anticipated patent protection, for the bulk of our portfolio is not scheduled to begin for approximately fifteen years.  Due to the rapid pace of technology development in this field, and the volume of intellectual property we anticipate will be generated over the next decade, it is unlikely that the expiration of any existing patents or patent rights would have an adverse affect on our business.  Due to the current stage of our Company, as described in Management’s Discussion and Analysis or Plan of Operation, Item 2, above, our existing patent portfolio is not currently supporting a marketed product, so we will not suffer from any reduction in product revenue from patent expiration. Any actual products that we develop are expected to be supported by intellectual property covered by current patent applications that, if granted, would not expire for 20 years from the date first filed.  For example, our patent rights under the University of Massachusetts license listed in the patent table, above, do not begin to expire until 2016.  Due to the early stage of our business, we differ from, for example, the pharmaceutical industry where the loss of a key significant patent can result in contemporaneous loss of products, programs or revenues.  As our table demonstrates, our business is at the front end of the patent protection spectrum and is not expected to be significantly impacted by expiration of existing patents or patents issued in response to existing applications.

Research and License Agreements.

Licenses of Intellectual Property to the Company

The following summarizes technology licenses to the Company.

UMass License.  Exclusive License Agreements dated February  1, 2002 and April  16, 1996 between the University of Massachusetts and Advanced Cell Technology,  Inc., as amended by amendments to dated September  1, 1997, May  31, 2000 and September  19, 2002.  Pursuant to these agreements, the University of Massachusetts, referred to as UMass, exclusively licensed to ACT certain biological materials, patent rights and related technology for commercialization in specified fields. The license agreements require ACT to use diligent efforts to develop licensed products and licensed services and requires ACT to pay certain royalties, minimum annual royalties, milestone payments and sublicense income to UMass received 73,263 shares of Common Stock of ACT as partial consideration of the license granted.

2002 License.  Under the 2002 license, UMass licenses to ACT certain patent rights relating to the cloning of non-human animals for use in connection with the development, manufacture and sale of products and services in the field of non-human animals for agriculture, companion animals, research and diagnostic products, non-human and human therapeutics, and neutraceuticals, except production of immunoglobulin in the blood of Bos taurus and Bos indicus.  We are required to pay royalties to UMass ranging from 1.5% to 2.0% based on the covered product or service.  We agreed to pay minimum royalty payments of $15,000 on the first and second anniversary of the agreement, $20,000 on the third anniversary, $25,000 on the fourth anniversary, and increasing to $45,000 on the fifth anniversary and for each year thereafter.  We also agreed to make milestone payments to UMass of up to $1,630,000 upon the achievement of various development and commercialization milestones.  Finally, we have agreed to pay UMass 18% of all sublicense income.

1996 License.  The 1996 license covers certain patent rights, biological materials and know-how related to the cloning of non-human animals and cells for use in cell fields except the production of immunoglobulin in the blood of Bos taurus and Bos indicus.  We are required to pay royalties ranging from 2.5% to 4.5% on net sales of products and services covered by the license, and minimum royalty payments in the amount of $15,000 per year (beginning on the later of the fourth year after the effective date of the agreement or the completion of certain clinical trials) for net sales on products and services for use in human therapeutics, and $30,000 per year (beginning in the third year after the effective date of the agreement) for net sales on products and services for all uses other than in human therapeutics.  UMass agreed to waive minimum royalty payments during any calendar year in which ACT funds research at UMass in the aggregate amount of $300,000.  There are no milestone payments.  We agreed to pay UMass 18% of all sublicense income except for equity.  With respect to equity, we are required to pay UMass an amount equal to 10% of the total equity we receive for any transfer of rights under the 1996 license.

Both the 2002 agreement and the 1996 agreement remain in effect until all issued patents within the patent rights licensed under the agreement have expired, or for a period ten years after the effective date of the agreement if no patents have issued within that ten-year period.  Each party has the right to terminate the agreement upon the occurrence of a material uncured breach.  We also have the right to terminate at any time for any reason with ninety days’ written notice.

GTC License.  Exclusive Development and License Agreement between GTC Biotherapeutics (f/k/a as Genzyme Transgenics Corporation) and Advanced Cell Technology,  Inc. dated June  8, 1999.  ACT entered into a Development and Commercialization Agreement with Genzyme Transgenics Corporation (now known as GTC Biotherapeutics) on September  25, 1997, which was superseded by an Exclusive Development and License Agreement dated June  8, 1999, pursuant to which each party exclusively licensed to the other certain patent rights and technology for use in defined fields and pursuant to which ACT agreed to provide certain related services.  ThisThe agreement also requires each party to disclose to the other on a periodic basis a written report of developments relevant to the other party’s field.

Under the agreement, GTC licenses certain patent rights to ACT that are useful to (i) human somatic cell nuclear transfer applications for therapeutic purposes and (ii) the cloning of animals for agricultural purposes, for the production of recombinant proteins, peptides and polypeptides for human transplantation, cells for human transplantation and tissues from human transplantation, but excluding the GTC field, and ACT licenses to GTC certain patent rights and know-how useful to the cloning of animals for all purposes for the production of biopharmaceutical agents in milk, including, but not limited, proteins, peptides and polypeptides for pharmaceutical, neutraceutical or other use.  Under the agreement, we agreed by September 1, 2000, to produce at least 20 cloned hSA cows (cows produced with our technology that are transfected with a GTC recombinant DNA construct and contain the hSA transgene and express hSA in their milk for the purpose of transgenic production of milk products.)

We are required to pay GTC a royalty in the amount of 3% of net sales of products covered by the GTC license, which is reduced to 2% in the event net sales of such products exceed $25 million per calendar quarter for two consecutive calendar quarters.  GTC is required to pay royalties to us in the amount of 2% of net sales of products consisting of hSA produced in the milk of hSA cows, which is reduced to 1% in the event net sales exceed $12,500,000 per calendar quarter for two consecutive calendar quarters, and 3% of net sales of products consisting of proteins other than hSA in the milk of transgenic animals, which is reduced to 2% in the event sales exceed $25 million per calendar quarter for two consecutive quarters.  GTC agreed to pay ACT an annual fee of $100,000 to maintain exclusivity rights granted to GTC, which may be increased to $1 million if GTC does not enter into agreements with third parties to develop two additional products covered by the patent rights licensed to GTC under the agreement every two years.  Each party also agrees to pay to the other 25% of any and all fees obtained in connection with the sublicensing of the other party’s intellectual property.  There are no milestone payments under the agreement.  The licenses granted in the agreement continue in force until the expiration of all patent rights included in the licenses.  The agreement may be terminated by either party in the event of an uncured breach.

Wake Forest License.  Materials and Research Data License Agreement dated January  26, 2001 between Wake Forest University and Advanced Cell Technology,  Inc., and July  1, 2002 Assignment to Wake Forest University Health Sciences.  In January  2001, ACT entered into a Materials and Research Data License Agreement with Wake Forest University, referred to as WFU, pursuant to which Wake Forest University, referred to as WFU, granted to ACT a worldwide, exclusive, royalty-free, perpetual and irrevocable right and license to use certain data and stem cells and stem cell cultures created by ACT from biological materials provided by WFU to ACT for specified purposes only.  The agreement allows ACT to utilize certain primate skin cells and ovary materials produced by WFU and transferred to ACT pursuant to an Agreement Relating to the Transfer of Biological Materials.  There are no milestone payments.  There are no royalty requirements unless ACT desires to negotiate a commercial license for use of the biological materials provided to ACT by WFU.  WFU received 60,000 shares of ACT Group’s common stock.  ACT has agreed to provide WFU samples of stem cells for WFU’s research, education and teaching purposes and ACT has a first option to obtain an exclusive license to any intellectual property rights claimed by WFU in connection with the use of such stem cells.  The term of the license granted is perpetual and irrevocable absent a breach by ACT.

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

Under this agreement, ACT licenses certain patent rights to Infigen that are relevant to the “Infigen Field”, namely:  (a) the research and discovery of genes or proteins or other molecules that play a role in the reprogramming of cells; (b) the development, making, using, selling, offering to sell or importing of products that are composed of non-human cells or tissues or a formulation including such cells or tissues, for the purpose of xenotransplantation of such cells, tissues, or organs for therapy in humans; (c) the development, making, using, selling, or importing of proteins (excluding all immunoglobulin which is not sheep immunoglobulin) produced in the blood of cloned animals; and (d) the development, making, using, selling or offering to sell genetically modified or non-genetically modified or non-genetically modified ovine, bovine and porcine animals as models of human disease.

Infigen licenses to ACT certain patent rights that are relevant to the “ACT Cell Therapy Field”, namely: the development, making, using, selling, offering to sell or importing of therapeutic products that are composed of (a) human cells for human cell therapy, or a formulation including such cells (with or without genetic modification), and the rendering of services that relate to the production of such products, or (b) non-human animal cells for veterinary cell therapy, or a formulation including such cells (with or without genetic modification) and the rendering of services that relate to the production of such products.  The parties have agreed to pay each other a royalty equal to 1.5% of the net commercial sales of products and services covered by the license.  There are no minimum royalty payments and no milestone payments.  The licenses granted under the agreement continue until the expiration of all patent rights covered by the licenses.  The agreement may be terminated by either party for an uncured breach.

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

Under the agreement, ACT licenses rights to certain patent rights and technology useful for the fields of use of non-human animals for agriculture, endangered animals and companion animals; excluding production of such animals for the primary purpose of producing human and non-human animal therapeutics and human healthcare products, including without limitation the production of biopharmaceutical agents in milk, such as proteins, peptides and polypeptides for pharmaceutical, neutraceutical or other use, and excluding the production of immunoglobulin in the blood of Bos taurus and Bos indicus.  The field includes (a) the cloning, development, manufacture and sale of cloned non-human animals, including without limitation, bovine, hircine, ovine, porcine, equine animals and ungulates (as well as any transgenic variance or enhancements thereto) or products that are composed of, made in or derived, extracted or isolated from cells or tissues of such animals for the production of food or fiber, and the rendering of services or uses that relate to the production of such products; (b) the cloning, development, manufacture and sale of endangered species for purposes of researching, aiding, reproducing or assisting in the reproduction of such endangered species; (c) the cloning, development, and sale of hircine, ovine, feline, canine and equine animals (as well as any transgenic variance or enhancements thereto) for personal, business or commercial purposes, specifically excluding the sale of these animals as scientific research laboratory subjects; and (d) the cloning, development, manufacture and sale of cloned equine animals (as well as any transgenic variance or enhancements thereto) or products that are composed of, made in or derived, extracted or isolated from cells or tissues of such animals for non-therapeutic purposes, including but not limited to, for use in agriculture, for use as food, for use as companion, service, work or recreational animals, or for use as racing or other equine event animals, and the rendering of services or uses that relate to the production of such products.

In consideration of the rights and licenses granted to Exeter, Exeter has agreed to pay to ACT specifiedan initial license fees,fee of $1,000,000, and royalties onequal to 5% of the net sales of all products and services covered by the license; provided that, sublicense income andfor license products that are the progeny of cloned animals covered by the license or products obtained from such progeny, the royalty is 3%.  Exeter is required to pay an annual maintenance fees. fee Underfor the license,  equal to $100,000 in 2005, increasing annually by $50,000 up to $500,000.  Exeter’s obligation to pay thethis annual maintenance fee is suspended unless and until certain intellectual property that is the subject of litigation,, namely the matter styled University of Massachusetts v. James M. Robl and Phillipe Collas, Massachusetts Superior Court, Suffolk County, Docket No. 04-0445-BLS, is recovered and licensed to ACT and included in the license to Exeter.  The license also provides that ACT will refund certain amounts to Exeter if certain conditions concerning the referenced litigation are not met and that ACT will extend to Exeter rights acquiredto “improvement patents” that are obtained by ACT or the University in connection with the referenced litigation or any patent interference or opposition proceedings involving ACTthat relate to the licensed intellectual property or which are useful, necessary or required to develop or manufacture cloned and/or transgenic non-human animals and cloned and/or transgenic cells and tissues from non-human animals within the field of use.  The license grants Exeter a right of first negotiation to any improvement patents.  There are no milestone payments.  Exeter agrees to pay ACT a total of 25% of all sublicense income under the license.  Either party may terminate the agreement in the event of an uncured breach.  Exeter may terminate without cause on 60 days’ prior written notice to us, or may terminate immediately in the event of a change in law that materially affects Exeter’s ability to commercialize the licensed intellectual property under the license.

Lifeline License. Exclusive License Agreements dated May 14, 2004 between Advanced Cell Technology, Inc. and Lifeline Cell Technology (f/k/a PacGen Cellco, LLC) and Agreement to Amend ACT/CELLCO License Agreements dated September 7, 2004.  In May 2004, ACT entered into three Exclusive License Agreements with Lifeline Cell Technology (f/k/a PacGen Cellco, LLC) pursuant to which ACT exclusively licensed to Lifeline certain know-how and patent rights for, among other things, the research, development, manufacture and sale of human cells for cell therapy in the treatment of human diabetes and liver diseases.  The agreement requires milestone payments up to $1.75 million in the aggregate.  The agreement requires Lifeline to meet minimum research and development requirements.  The licenses continue until expiration of the last valid claim within the licensed patent rights.  Either party may terminate the agreement for an uncured breach, and Lifeline may terminate the agreement at any time with 30 days’ notice.

Exclusive License Agreement Number 1 covers patent rights and technology developed by ACT that is relevant to (1) the research, development, manufacture and sale of human and non-human animal cells for commercial research and (2) the manufacture and selling of human cells for therapeutic and diagnostic use in the treatment of human diabetes and liver diseases. Lifeline has agreed to pay us royalties ranging from 3% to 10% on net sales of products and services covered by the license, and a minimum royalty fee of $175,000 in the first year, plus, commencing 12 months after the effective date of the agreement, additional minimum royalty fees in the amount of $10,000 at 12 months, $25,000 at 24 months, $40,000 at 36 months, and $50,000 annually thereafter.  Lifeline also agreed to pay a license fee in the amount of $225,000 in the form of a Convertible Promissory Note due and payable June 1, 2007, which may be repaid in cash or stock at our election.

Exclusive License Agreement Number 2 covers patent rights and technology developed by UMass relevant to (1) the research, development, manufacture and sale of human and non-human animal cells and defined animal cell lines for commercial research, (2) the manufacture and selling of human cells for therapeutic and diagnostic use in the treatment of human diabetes and liver diseases, and (3) the use of defined animal cell lines in the process of manufacturing and selling human cells for therapeutic and diagnostic use in the treatment of human diabetes and live diseases.  Lifeline is required to pay us royalties ranging from 3% to 12% on net sales of products and services covered by the license, and a minimum royalty fee of $100,000 in the first year, plus, commencing 12 months after the effective date of the agreement, additional minimum royalty fees in the amount of $10,000 at 12 months, $20,000 at 24 months, $30,000 at 36 months, and $40,000 annually thereafter. Lifeline also agreed to pay a license fee in the amount of $150,000 in the form of a Convertible Promissory Note due and payable June 1, 2007, which may be repaid in cash or stock at our election.

Exclusive License Agreement Number 3 covers patent rights and technology developed by Infigen relevant to the research, development, manufacture and sale of human cells for cell therapy in the treatment of therapeutic and diagnostic use in the treatment of human diabetes and liver diseases. Lifeline is required to pay us royalties equal to 6% of net sales of products and services covered by the license, and a minimum royalty fee of $25,000 in the first year, plus, commencing 12 months after the effective date of the agreement, additional minimum royalty fees in the amount of $5,000 for the first three years, and $10,000 annually thereafter. Lifeline also agreed to pay a license fee in the amount of $225,000 in the form of a Convertible Promissory Note due and payable June 1, 2007, which may be repaid in cash or stock at our election.

In September 2004, the parties amended the licenses to include the field described as all retinal and other cell types related to the diagnosis and treatment of retinal disease or the slowing or stopping the progression of retinal degenerative diseases.  Under the amendment, Lifeline has agreed to pay us additional initial fees in defined fields.  These licenses generally provide for commercializationthe amount of our intellectual property$150,000 and additional annual minimum royalties in the amount of $12,500 at 12 months, $25,000 at 24 months, $37,500 at 36 months, and typically contain minimum royalties, milestones and continuing royalties based upon percentages of revenue.$50,000 annually thereafter.  The parties are currently negotiating more formal amendments to the license agreements.

Nonexclusive Licenses of Intellectual Property from the Company

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

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer

Dated: September 7, 2005

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