Form 10QSB
period 2005-09-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2005-11-14
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes  ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at September 30, 2005:
Common Stock, $0.001 par value per share	23,068,059 shares

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,483,058	$—
Cash held in escrow for stock subscriptions	—	3,676,000
Accounts receivable, net of allowance for doubtful accounts of $636,399 and $128,684	71,848	104,150
Prepaid expenses	147,914	31,300
Deferred royalty fees, current portion	131,013	119,763

Total current assets	16,833,833	3,931,213

Property and equipment, net	343,060	98,455

Due from stockholder	—	394,015
Deferred royalty fees, less current portion	628,752	718,573
Deposits	82,954	17,954
Debt issuance costs	2,484,351	12,000

Total assets	$20,372,950	$5,172,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,489,457	$3,867,282

Deferred revenue, current portion	332,508	332,508

Interest payable - stockholder	—	296,877
Advances payable - other	130,000	130,000
Convertible debentures current portion, net of discounts of $6,436,787	988,629	—
Warrant liability under convertible notes payable	5,892,665	—
Beneficial conversion liability under convertible notes payable current portion	3,101,671	—
Note payable - stockholder	—	1,000,000
Notes payable - other, net of discounts of $21,818	748,816	967,014

Total current liabilities	13,683,746	6,593,681

Convertible debentures less current portion and net of discounts of $12,873,575	1,977,259	—
Beneficial conversion liability under convertible notes payable less current portion	6,203,343	—
Deferred revenue, net of current portion	1,745,670	1,995,049
Preferred units subscribed	—	4,175,999

Total liabilities	23,610,018	12,764,729

Stockholders’ deficit:

Common stock, $0.001 par value; 100,000,000 shares authorized, 23,068,059 and 8,325,883 shares issued and outstanding, respectively	23,068	8,326
Additional paid-in capital	16,473,202	6,158,954
Deferred compensation	(21,585)	—
Accumulated deficit	(19,711,753)	(13,759,799)

Total stockholders’ deficit	(3,237,068)	(7,592,519)

Total liabilities and stockholders’ deficit	$20,372,950	$5,172,210

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenue:
License fees and royalties	$83,127	$250,972	$311,880	$690,705

Cost of revenue	41,189	14,868	145,131	185,166

Gross profit	41,938	236,104	166,749	505,539

Operating expenses:
Research and development	734,065	152,725	1,667,684	689,628
Grant reimbursements	(171,980)	(89,438)	(597,198)	(229,609)
General and administrative	2,330,767	497,954	5,572,267	1,583,605

Total operating expenses	2,892,852	561,241	6,642,753	2,043,624

Loss from operations	(2,850,914)	(325,137)	(6,476,004)	(1,538,085)

Other income (expense):
Interest income	6,083	—	32,042	—
Gain on settlement of debt	966,301	—	1,052,814	—
Interest expense and late fees	(432,077)	(26,397)	(500,806)	(62,627)
Interest expense - stockholder	—	(30,000)	(60,000)	(90,000)

Total other income (expense)	540,307	(56,397)	524,050	(152,627)

Net loss	$(2,310,607)	$(381,534)	$(5,951,954)	$(1,690,712)

Net loss per share, basic and diluted	$(0.10)	$(0.05)	$(0.26)	$(0.20)

Weighted average shares outstanding, basic and diluted	23,191,111	8,325,883	23,209,742	8,325,883

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

CHANGE IN CASH AND CASH EQUIVALENTS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,951,954)	$(1,690,712)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	73,221	106,093
Bad debt	32,715	—
Amortization of deferred charges	89,821	149,541
Amortization of debt discount	413,952	—
Amortization of deferred revenue	(249,379)	(317,858)
Gain on settlement of accounts payable	(1,052,814)	—
Shares issued for services	15,000	—
Amortization of deferred compensation	316,117	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(413)	323,547
Prepaid expenses	(116,614)	23,641
Other current assets	—	5,000
Deferred charges	(11,250)	(108,000)
Deposits	(65,000)	—
Increase (decrease) in:
Accounts payable and accrued expenses	568,013	1,094,702
Interest payable	101,394	104,210
Deferred revenue	—	250,000
Advances to Stockholder	(327,235)	(141,861)

Net cash used in operating activities	(6,164,426)	(201,697)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	(6,377)
Cash acquired in acquisition	10,000	0
Purchases of property and equipment	(317,826)	—

Net cash used in investing activities	(307,826)	(6,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred unit subscriptions, net of cost	3,735,201	—
Proceeds from convertible debentures	16,223,713	—
Offering costs	(95,671)	—
Payments on notes and leases	(250,000)	(23,752)
Settlement payment	(332,524)	—
Cash overdraft	(1,409)	—
Proceeds from issuance of notes and loans	—	230,000

Net cash provided by financing activities	19,279,310	206,248

Net increase (decrease) in cash	12,807,058	(1,826)

Cash and cash equivalents, beginning of period	$3,676,000	$3,782

Cash and cash equivalents, end of period	$16,483,058	$1,956

Cash paid for:
Interest	$—	$1,247
Income taxes	$—	$—

Supplemental schedule of non-cash financing activities:

During the nine months ended September 30, 2005:

105,177 Preferred Units, valued at $89,400, were issued in partial settlement of accounts payable.

616,124 shares of common stock, and 306,062 common stock purchase warrants were issued upon conversion of $500,000 of notes payable and $23,708 of accrued interest.

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

Approximately 350,000 shares of common stock were retired, and net intercompany amounts of approximately $600,000 due to ACT Group, Inc were extinguished, in final settlement of litigation between ACT Group, Inc were extinguished, in final settlement of litigation between ACT Group, Inc. and third parties.

Approximately 195,000 shares of common stock were issued in settlement of accounts payable of approximately $1,428,000

Approximately 260,000 warrants to purchase shares of common stock were issued to consultants as partial compensation for consulting services.

In connection with the issuance of convertible debentures, $5,747,297 was allocated to the fair value of warrants issued, and $9,305,014 was allocated to the beneficial conversion feature embedded in the debentures.

In connection with issuance of notes payable related to the ACT Group settlement, $21,818 was allocated to the beneficial conversion feature embedded in the notes.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In	Deferred	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance, December 31, 2004	—	$—	8,325,883	$8,326	$6,158,954	$—	$(13,759,799)	$(7,592,519)

Sale of preferred units for cash	9,306,601	9,306	—	—	7,901,294	—	—	7,910,600

Issuance of preferred units for services provided	105,177	105	—	—	89,295	—	—	89,400

Issuance of shares for debt conversion	—	—	616,124	616	523,092	—	—	523,708

Issuance of shares for services	—	—	17,647	18	14,982	—	—	15,000

Issuance of units for offering services	—	—	469,247	469	398,391	—	—	398,860

Conversion of preferred	(9,411,778)	(9,411)	9,411,778	9,411	—	—	—	—

Cost of offering	—	—	—	—	(486,530)	—	—	(486,530)

Shares retained by public shareholders	—	—	4,374,007	4,374	5,626	—	—	10,000

Fair value of consultant options	—	—	—	—	72,354	(21,585)	—	50,769

Shares cancelled	—	—	(1,474)	(1)	—	—	—	(1)

Options Exercised	—	—	12,000	12	588	—	—	600

Stock based compensation					62,988			62,988

Shares retired as part of settlement	—	—	(352,153)	(352)	(802,557)	—	—	(802,909)

Shares issued in settlement of accounts payable	—	—	195,000	195	461,230	—	—	461,425

Settlement benefit allocated to Beneficial Conversion Feature			—	—	21,817	—	—	21,817

Warrant issued to broker-dealer in connection with convertible debentures	—	—	—	—	1,379,351	—	—	1,379,351

Warrants issued in connection with ACT Group matters	—	—	—	—	469,966	—	—	469,966

Warrants issued for consulting services	—	—	—	—	105,907	—	—	105,907

Stock-based compensation	—	—	—	—	96,454	—	—	96,454

Net loss nine months September 30, 2005	—	—	—	—	—	—	(5,951,954)	(5,951,954)

Balance, September 30, 2005	—	$—	23,068,059	$23,068	$16,473,202	$(21,585)	$(19,711,753)	$(3,237,068)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SPETEMBER 30, 2005

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

Basis of Presentation — The accompanying unaudited financial statements as of September 30, 2005 and for the three and nine month periods ended September 30, 2005 and 2004 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the Company’s annual report on Form 10-KSB for that year as filed with the SEC and in conjunction with ACT’s audited financial statements and explanatory notes for the year ended December 31, 2004 as disclosed in the Company’s current report on Form 8-K/A as filed with the SEC on April 18, 2005. Interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2005.

2.                 SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates—These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Specifically, our management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks and accounting related to convertible debentures.  Actual results could differ from those estimates.

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

Pro Forma Information

Employee and Director Common Share Purchase Options—Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options.  Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumptions ranges for the three month period ended September 30, 2005: (1) risk free interest rate of 4.15%; (2) dividend yield of 0%; (3) expected volatility factor of 65%; and (4) an expected life of the options of 2-4 years.  The foregoing option valuation model requires input of highly subjective assumptions.

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

Pro forma information relating to employee and director common share purchase options is as follows:

	For the Three Months Ended	For The Three Months Ended	For the Nine Months Ended	For The Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net loss as reported	$(2,310,607)	$(381,534)	$(5,951,954)	$(1,690,712)
Current period expense calculated under APB 25	—	—	—	—
Stock compensation calculated under SFAS 123	(341,107)	—	(416,046)	—
Pro forma net loss	$(2,651,714)	$(381,534)	$(6,368,000)	$(1,690,712)
Basic and diluted historical loss per share	$(0.10)	$(0.05)	$(0.26)	$(0.20)
Pro forma basic and diluted loss per share	$(0.11)	$(0.05)	$(0.27)	$(0.20)

Effective January 1, 2006, the Company will adopt the accounting proscribed in SFAS 123R for employee and director common share purchase options.

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

For the three and nine months ended September 30, 2005, 40,414,204 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were no potentially dilutive shares at September 30, 2004.

3.                 CONVERTIBLE DEBENTURES

On September 15, 2005, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of 20.3187%. In connection with the closing of the sale of the debentures, we received gross proceeds of $17,750,000.  Upon satisfaction of certain conditions set forth in the Securities Purchase Agreement, including listing of the Company on AMEX or NASDAQ Capital Markets, stock trading price in excess of conversion price, and achievement of minimum trading volumes, the Company can require the investors to purchase additional debentures for a purchase price of $8,875,000 with an aggregate principal amount of $11,138,125 at a second closing. The additional investment rights in those debentures are exercisable under certain circumstances for (1) a period of six months following the effective date of the registration statement to be filed pursuant to the Registration Rights Agreement, or (2) a period of 12 months from the date of issuance of the additional investment rights, whichever is shorter. The debentures to be purchased upon the exercise of the additional investment rights will have the same terms as the debentures sold at the initial closing.  The convertible debentures are convertible at the option of the holders into 9,685,326 shares of Common Stock at a fixed conversion price of $2.30 per share, subject to anti-dilution and other customary adjustments.  In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 4,842,663 shares of our Common Stock. The term of the warrants is five years and the exercise price is $2.53 per share, subject to anti-dilution and other customary adjustments.  The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and exercise the additional investment right and receive shares of our Common Stock such that the number of shares of our Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our Common Stock.

The agreements entered into provide that the Company will pay certain cash amounts as liquidated damages in the event that the Company is unable to obtain on a timely basis an effective registration statement or fails to timely execute stock trading activity.  As described more fully in Note 11, in October 2005, the Company filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register shares pursuant to this transaction, which has been declared effective and there is therefore no risk related to this provision in the agreements. In addition, the agreements provide that the Company shall meet other milestones, including settlement of the litigation, and liquidation of ACT Group, as described in Note 9, formation of a majority independent Board of Directors by November 18, 2005, and merger of the Company and ACT.

Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction.  At that time, and each month thereafter, the Company is required to either repay 1/30 of the outstanding balance owed in cash, or convert the amount due into common stock at a fixed conversion price of $2.30 per share, subject to anti-dilution and other customary adjustments. The agreements also provide that the Company may force conversion of outstanding amounts owed into common stock, if the Company has met certain conditions and milestones identified above, and has a stock price for 20 consecutive trading days that exceeds 200% of the conversion price of $2.30 per share.

Of the total proceeds from the issuance of the debentures, $5,747,297 was allocated to the warrants associated with the debentures based upon the fair value of the Warrants, and $9,305,014 was allocated to the beneficial conversion feature associated with the debentures. The assumptions used in the Black Scholes model for determining the fair value of the warrants are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. In accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock, the amount allocated to the warrants was recorded as warrant liability under convertible notes payable as the warrants require registration of underlying shares and maintenance of an effective registration statement, which is outside the control of the Company.  The amount allocated to the beneficial conversion feature embedded in the debentures, was determined in accordance with provisions of EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios and EITF 00-27 Application of Issue No. 98-5 to Certain Convertible Instruments.  The agreements require that the Company maintain an effective registration statement during the period that the convertible debentures are outstanding.  In accordance with EITF 00-19, FAS 133, FAS 150 and EITF 05-4 the amount allocated to the beneficial conversion feature has been recorded as beneficial conversion feature liability under convertible notes payable at September 30, 2005.  Upon conversion of amounts outstanding under the debenture, a pro rata portion of the liability will be transferred to additional paid in capital.  Discounts recorded related to both the warrants and beneficial conversion feature will be accreted back to the debentures over three years, which is the life of the debentures, utilizing the effective interest method.

During the quarter ended September 30, 2005, the Company recorded interest expense of approximately $269,000 related to the amortization of discounts on convertible notes payable for original issue discount, allocation to warrants and allocation to the beneficial conversion feature. In addition, the Company recorded interest expense of approximately $145,000 and increased the warrant liability under convertible notes payable, to record the fair value of the warrants at September 30. The assumptions used in the Black Scholes model for determining the fair value of the warrants at September 30, 2005 are as follows: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.149%, and (4) expected life of 5 years.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The fair value of the warrant was estimated at $1,379,351 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and value of the warrant granted, have been capitalized as debt issuance costs and are being amortized over 36 months, the life of the related convertible debentures.

The following table summarizes Convertible Debentures outstanding at September 30, 2005:

Convertible debentures at face	$22,276,250
Discounts on debentures:
Original issue discount	(4,464,247)
Beneficial conversion feature	(9,177,548)
Allocation to warrants	(5,668,567)
Net convertible debentures	2,965,888
Less current portion	(988,629)
Convertible debentures – long term	$1,977,259

4.      CONVERTIBLE NOTES PAYABLE

During 2004, we issued promissory notes aggregating $500,000 face value for cash proceeds of $450,000 and the assumption of $50,000 of debt owed by our parent to one of the investors. As a result of the assumption of the $50,000 of debt, we have recorded a financing cost in that amount. The notes bear interest at 10% per year. $350,000 of notes matured on December 31, 2004 and $150,000 matured on September 30, 2005. As outlined in Note 7, the balances outstanding relating to these convertible notes payable were converted to common stock in January 2005.

As additional consideration for the purchase of the notes, we granted to the note holders warrants entitling them to purchase 700,000 common shares at an exercise price of $0.05. Warrants for 300,000 shares were exercisable immediately upon issuance and expire two years from the date of issue.  Warrants for 400,000 shares are exercisable on or after February 1, 2006 and expire February 1, 2008. The fair value of the warrants was estimated at $0, using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 2 years. Pursuant to EITF 98-6 and EITF 00-27, there was no allocation of the proceeds of the notes to the warrants and no beneficial conversion feature, because the conversion rate at the date of issue was unknown and was presumed to be at market value.

During the first quarter of 2005, the $500,000 of notes, plus accrued interest of $23,708, were converted into investment units consisting of 616,124 shares of common stock, plus 308,063 common stock purchase warrants, exercisable at $1.27 per share and the Company determined that there was no beneficial conversion feature upon the conversion.

5.                 OTHER NOTES PAYABLE

In September 2005, as more fully described in Note 9 – ACT Group Settlement, the Company entered into $600,000 of convertible promissory notes payable with certain parties in connection with settlement of various legal proceedings related to ACT Group and the Company.  The notes bear interest at 7.5% and are due July 2006. The notes provide for an optional partial payment of $150,000 before July 2006.  If the Company makes such optional payment, the balance due under the notes will be extended to January 2007.  If the Company fails to make the optional payment, or has not paid the note in full by January 2007, the interest rate on the note increases to 12%.  The holders of the notes have the right, but not the obligation, to convert any part, or all of the outstanding principal and accrued interest under the notes into shares of Common Stock at $2.20 per share.  The promissory note agreements provide for a reduction in the exercise price in the event there is a dilutive financing event. The convertible promissory notes include a beneficial conversion feature of approximately $0.08 per share, and $21,818 of the note proceeds have been allocated to the feature and recorded as additional paid capital in accordance with EITF 98-5 Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios.

On July 1, 2003, we issued a promissory note with a face amount of $339,000 to a law firm as a payment of fees due them. The note bears interest at a rate of 10% per year. The note was due on October 1, 2003. During the first quarter of 2005, the note, plus accrued interest of $53,675, was settled through (i) the issuance of 105,177 shares of preferred stock and 52,589 warrants pursuant to the preferred stock offering described in Note 7, valued at $89,400, (ii) a cash payment of $100,000, and (iii) a new note with a face value of $150,000. The new note bears interest at 10%, is due in 3 monthly payments of 50,000 each and matured on May 1, 2005. The balance of the note was paid during the quarter ended June 30, 2005.

On July 8, 2003, we issued a promissory note with a face amount of $272,108 to a law firm as a payment of fees due them. The note bears interest at a rate of 5% per year. The note is payable in monthly installments of $25,000, including interest. The note matured on October 1, 2003. We made payments through January, 2004. At September 30, 2005 there is a remaining principal balance of $170,249, as well as accrued interest of $10,833 and accrued late fees of $65,000, included in accrued interest. Late fees accrue at the rate of $2,500 per month.

6.                 NOTE PAYABLE — STOCKHOLDER

On July 12, 2002, we issued a promissory note with a face amount of $1,000,000 to our majority stockholder as a repayment of advances received from the stockholder. The note bears interest at a rate of 12% per year. The note matures on December 31, 2005.  As discussed more fully in Note 9 – ACT Group Settlement, the balance due on this Note Payable, and related accrued interest were forgiven in connection with the ACT Group Settlement.

7.                 STOCKHOLDERS’ EQUITY TRANSACTIONS

We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock.  The total number of shares of capital stock which we are authorized to issue is 55,000,000.  The total number of shares of Preferred Stock we are authorized to issue is 50,000,000, par value $0.001 per share.  The total number of shares of Common Stock we are authorized to issue is 100,000,000, par value $0.001 per share.  We had no Preferred Stock outstanding as of September 30, 2005.  We had 23,068,059 shares of Common Stock outstanding as of September 30, 2005.

As described more fully in Note 9 – ACT Group Settlement, the Company issued warrants to purchase 422,727 shares of common stock at $2.20 per share. The warrant agreement provides for a reduction in the exercise price in the event there is a dilutive financing event. The warrant has been valued at $469,966, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 2.85%, and (4) expected life of 3.5 years.

In September 2005 the Company issued 83,000 warrants to purchase common stock at $2.20 per share in connection with consulting services provided during the quarter.  The warrants have been valued at $105,907, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.149%, and (4) expected life of 5 years.

In September 2005, the Company reached settlement agreements and releases with two previous legal firms that the Company owed amounts to.  Pursuant to the settlement agreements, an aggregate of 195,000 shares of common stock were issued as full satisfaction of amounts owed.  Shares issued pursuant to this settlement were valued at fair value and the settlement resulted in the Company recording a Gain on Settlement of Debt of approximately $966,000.

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

On or about January 15, 2005, the Company issued 17,647 shares of common stock, valued at then current fair market value of $15,000, in consideration of accounting services provided to the Company.

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

8.                 OPTIONS OUTSTANDING

Stock Plans

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”), subject to approval of our shareholders.  The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the fist day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions.  Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors.  At September 30, 2005, we had granted 8,757,835 common stock purchase options under the 2005 Plan.

Pursuant to the 2005 Plan, on September 15, 2005, we granted 500,000 common stock purchase options to employees. The options granted have an exercise price of $2.20 per share and vest over periods not exceeding 4 years. The fair value of the options was estimated at $418,908 for pro forma purposes using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.149%, and (4) expected life of 4 years.

Pursuant to the 2005 Plan, on August 1, 2005, we granted 225,000 common stock purchase options to our employees. The options granted to employees have an exercise price of $2.48 per share and vest over periods not exceeding 4 years. The fair value of the options was estimated at $293,760 for pro forma purposes using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.149%, and (4) expected life of 4 years.

Pursuant to the 2005 Plan, on August 1, 2005, we granted 174,500 common stock purchase options to consultants, and 50,000 common stock purchase options to a director. The options have an exercise price of $2.48 per share and vest over periods not exceeding 2 years. The fair value of the options at the date of grant was estimated at $164,806 for consultant options and $47,222 for director options using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.132%, and (4) expected life of 2 years.  This initial estimate of fair value for options to consultants will be expensed over the option vesting period and director options are included in pro forma disclosure in Note 2.  In addition to this initial estimate of fair value, the Company calculates additional quarterly expense based upon options which vest during the period.  During the quarter ended September 30, 2005, vested shares resulted in an additional charge of $77,830.  This amount, plus amortization of initial fair value, resulted in a total charge of $95,500 in the quarter ended September 30, 2005, bringing total charges related to these options to $95,500 for the nine months ended September 30, 2005.  The assumptions used in the Black Scholes model for this quarterly calculation are as follows: (1) dividend yield of 0%, (2) expected volatility of 65%, (3) risk free interest rate of 4.132%, and (4) expected life of 2 years.

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

Pursuant to the 2005 Plan, on January 31, 2005, we granted 535,000 common stock purchase options to consultants. The options have an exercise price of $0.85 per share and vest over periods not exceeding 4 years. The fair value of the options at the date of grant was estimated at $28,354 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 3.25%, and (4) expected life of 2 years.  This initial estimate of fair value will be expensed over the option vesting period.  In addition to this initial estimate of fair value, the Company calculates additional quarterly expense based upon options which vest during the period.  During the quarter ended June 30, 2005, vested shares resulted in an additional charge of $61,580.  This amount, plus amortization of initial fair value, resulted in a total charge of $42,840 in the quarter ended September 30, 2005, bringing total charges related to these options to $106,988 for the nine months ended September 30, 2005.  The assumptions used in the Black Scholes model for this quarterly calculation are as follows: (1) dividend yield of 0%, (2) expected volatility of 139%, (3) risk free interest rate of 3.625%, and (4) expected life of 2 years.

Common Share Options and Warrants Issued

The following table summarizes information on all common share purchase options and warrants of the Company outstanding as of September 30, 2005.

	September 30, 2005
	Number	Weighted Average Exercise Price
Outstanding at beginning of the period	10,034,036	$0.51

Option granted to employees and consultants during the period	8,757,835	1.01

Warrants issued during the period	11,759,210	1.95

Exercise during the period	(12,000)	0.05

Outstanding at end of the period	30,539,081	$1.00

9.                 ACT GROUP SETTLEMENT

On September 14, 2005, we entered into a Settlement Agreement (“Settlement Agreement”) with Gary D. Aronson and John S. Gorton (“Plaintiffs”) and our majority shareholder, A.C.T. Group, Inc., a Delaware corporation that recently filed a certificate of dissolution in the state of Delaware (“ACT Group”), Advanced Cell, Inc., a Delaware Corporation, Michael D. West, Gunnar L. Engstrom, William M. Caldwell, IV, Anthem Venture Partners and Greg Bonfiglio (referred to collectively with the Company as the “Defendants”).  The Settlement Agreement resolves certain disputes relating to the litigation entitled Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom pending in Commonwealth of Massachusetts Superior Court, Worcester, C.A. No. 040523B and two companion Contempt Complaints filed by the Plaintiffs against certain of the Defendants, including the Company. The Settlement Agreement extinguished in full ACT Group’s obligations and indebtedness to Plaintiffs, and Plaintiffs dismissed pending claims and actions.

In connection with the Settlement Agreement, the Company made a cash payment of approximately $332,000 to Plaintiffs, entered into a $600,000 Note Payable described in Note 5 above, and granted a warrant to purchase 422,727 shares of the Company’s common stock at $2.20 per share described in Note 7 above.

In connection with the Settlement Agreement, and as a condition to the Company’s entering into the Settlement Agreement, the Company entered into an agreement with ACT Group compensating the Company in full for the obligations the Company incurred under the Settlement Agreement which extinguish in full all amounts due to and from the Company and ACT Group.  In addition, as part of the settlement, ACT Group returned 352,153 shares of the Company’s common stock as satisfaction in full of amounts owed to the Company by ACT Group in connection with the Settlement Agreement. The Settlement Agreement, and related agreement entered into with ACT Group, did not result in any charge to operations for the Company in the period ended September 30, 2005 as costs of the settlement incurred by the Company were fully compensated by ACT Group.

10.          LEGAL PROCEEDINGS

Geron-Related Proceedings

Campbell et al. v. Stice et al., Patent Interference Nos. 104,746 and 105,192.  These two interference proceedings were initiated January 30, 2002 at the request of Geron Corporation in an effort to obtain rights to U.S. Patent Nos. 5,945,577 and 6,235,970, which are licensed by the University of Massachusetts exclusively to us.  In both proceedings, the Board of Patent Appeals and Interferences issued a decision adverse to us.  Both of these decisions are being challenged in proceedings described below.  This proceeding and the two proceedings discussed immediately below are referred to as the “Geron-Related Proceedings.”  An adverse outcome in this litigation could result in our having to license disputed rights from other parties or require us to cease using the disputed technology, either of which could have a material adverse affect on our business.  An inability to use disputed technology could require alteration of certain of our business strategies, including our research and development strategies, and we could be prevented from commercializing certain products, which could have a material adverse affect upon our business.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia.  We filed an action on February 18, 2005 in the U.S. District Court for the District of Columbia.  We brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of cloning non-human animals.  The patent, U.S. Patent No. 5,945,577, is licensed by the University of Massachusetts exclusively to us.   No other activities have taken place in this action.  The parties are actively engaged in settlement discussions.  Adverse determinations in this proceeding would likely have a materially adverse effect on our business.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia.  We filed an action on April 7, 2005 in the U.S. District Court for the District of Columbia.  We brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of creating embryonic stem cells.  The patent, U.S. Patent No. 6,235,970, is licensed by the University of Massachusetts exclusively to us.  The parties are actively engaged in settlement discussions.  Adverse determinations in this proceeding would likely have a materially adverse effect on our business.

University of Massachusetts v. James M. Robl and Phillippe Collas, Massachusetts Superior Court (Suffolk County).  The University of Massachusetts, referred to as UMass, filed a complaint on February 22, 2004 in the Superior Court (Suffolk County) for the Commonwealth of Massachusetts.  We are not a party to this litigation; however, a decision adverse to UMass in this litigation could have a materially adverse effect on our business.  The complaint alleges the misappropriation by the defendants of valuable inventions in the fields of animal cloning and cell reprogramming, made by the defendants at UMass and with UMass support, that are exclusively licensed to ACT by UMass.  The complaint includes counts for declaratory judgment, breach of contract seeking specific performance, injunctive relief and damages, intentional interference with contract and prospective contractual relations, conversion, breach of duty, and breach of the covenant of good faith and fair dealing.  ACT has been cooperating with UMass in connection with the prosecution and possible settlement of this litigation. The parties are actively engaged in settlement discussions.

11.          SUBSEQUENT EVENT

In October 2005, the Company filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register 20,397,296 shares of common stock, which has been declared effective. These registered shares represent 9,685,326 shares related to convertible debentures described in Note 3, 4,842,663 shares related to associated warrants issued to debenture holders, 1,162,239 shares related to a warrant issued to the broker dealer described in Note 3, and 4,707,068 additional shares related to contractual obligations providing for the registration of 130% of shares issuable pursuant to the debentures and associated warrants.

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

SIGNIFICANT ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three months ended September 30, 2005, as compared to those policies disclosed in the December 31, 2004 financial statements filed in our Current Report on Form 8-K/A with the SEC on April 18, 2005.

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

Intangible and Long-Lived Assets - We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used.  Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.  During the period ended September 30, 2005 no impairment losses were recognized.

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

RESULTS OF OPERATIONS

Revenues

Revenues for the three and nine months ended September 30, 2005 and September 30, 2004 were approximately $83,000, $312,000, $251,000 and $691,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The reduction in revenue in current periods was due to decreased revenue levels from licensees’ operations.

Research and Development Expenses and Grant Reimbursements

Research and development expenses for the three and nine months ended September 30, 2005 and September 30, 2004 were approximately $734,000, $1,668,000, $153,000 and $690,000, respectively.  The increase in expenses in current periods, which consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, relate principally to increased staffing and spending for scientific research being done pursuant to a scientific grant from the US National Institute of Standards and Technology (NIST) that expires in 2006.

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

Grant reimbursements for the three and nine months ended September 30, 2005 and September 30, 2004 were approximately $172,000, $597,000, $89,000 and $230,000, respectively. These amounts represent approved reimbursements pursuant the grant from NIST. At September 30, 2005, ACT had approximately $800,000 of funds available under the grant that can be used to reimburse future approved research expenditures through May 2006. Under the terms of the grant, the Company will lose any unused funds upon the expiration of the grant.  Based upon current spending levels, it is likely that the Company will be unable to fully utilize funds available under the grant, and a portion of the grant will go unused.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2005 and September 30, 2004 were approximately $2,331,000, $5,572,000, $498,000 and $1,584,000, respectively.  The principal increase in expense in the current periods versus the same periods last year is a result of additional salary costs related to the addition of key personnel, increased professional fees related to ACT’s merger into a public company, and costs of preparing documents and records for various public filings with the Securities and Exchange Commission.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2005 and September 30, 2004 were approximately $540,000, $524,000, ($56,000) and ($153,000), respectively. The increase in other income in the three and nine months ended September 30, 2005, compared to other expense in the prior periods, relates primarily to gain on settlement of debt related to favorable settlement of amounts owed to attorneys. The increase in interest expense and late fees in the three and nine months ended September 2005, compared to interest expense in the prior periods relates primarily to interest recorded in connection with the convertible debentures.

Net Loss

Net loss for the three and nine months ended September 30, 2005 and September 30, 2004 was approximately $2,311,000, $5,952,000, $382,000 and $1,691,000, respectively.  The increased loss in the current periods is the result of increased general and administrative expenses, offset in part by increased interest income and the gain on settlement of debt.

Recent Accounting Pronouncements

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on the our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

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

LIQUIDITY AND CAPITAL RESOURCES

We are financing our operations primarily with $17,750,000 of proceeds of convertible debentures issued September 15, 2005 and described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2005, and $8,000,000 of proceeds from a January 2005 preferred unit offering.  To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

With the exception of 2002, when we sold certain assets of a subsidiary resulting in a gain for the year, we have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash, cash equivalents, and cash held in escrow at September 30, 2005 and December 31, 2004 were approximately $16,483,000 and $3,676,000, respectively.  The increase in the current period is the result of closing the convertible debenture financing described above, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, and increases in other general and administrative expenses.

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

Risks Relating to Our Early Stage of Development

We have a limited operating history on which potential investors may evaluate our operations and prospects for profitable operations.  We have a limited operating history on which a potential investor may base an evaluation of us and our prospects. If we are unable to begin and sustain profitable operations, investors may lose their entire investment in us. We are in the pre-clinical stage, and our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as a development stage company,

•                  we have fewer resources than an established company,

•                  our management may be more likely to make mistakes at such an early stage, and

•                  we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

These difficulties are compounded by our heavy dependence on emerging and sometimes unproven technologies. In addition, some of our significant potential revenue sources involve ethically sensitive and controversial issues which could become the subject of legislation or regulations that could materially restrict our operations and, therefore, harm our financial condition, operating results and prospects for bringing our investors a return on their investment.

We have a history of operating losses, and we cannot assure you that we will achieve future revenues or operating profits.  We have generated modest revenue to date from our operations. Historically, we have had net operating losses each year since our inception. We have limited current potential sources of revenue from license fees and product development revenues, and we cannot assure you that we will be able to develop such revenue sources or that our operations will become profitable, even if we are able to commercialize our technologies or any products or services developed from those technologies. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may lose their entire investment.

Although we have revenues from license fees and royalties, we have no commercially marketable products and no immediate ability to generate revenue from commercial products, nor any assurance of being able to develop our technologies for commercial applications. As a result, we may never be able to operate profitably. We are just beginning to identify products available for pre-clinical trials and may not receive significant revenues from commercial sales of our products for the next several years, if at all, although we do generate revenues from licensing activities. We have marketed only a limited amount of services based on our technologies and have little experience in doing so. Our technologies and any potential products or services that we may develop will require significant additional effort and investment prior to material commercialization and, in the case of any biomedical products, pre-clinical and clinical testing and regulatory approvals. We cannot assure you that we will be able to develop any such technologies or any products or services, or that such technologies, products or services will prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed. For that reason, we may not be able to generate revenues from commercial production or operate profitably.

We have sold the agricultural portion of our business in order to finance operations. The agricultural applications of our technology generally have a more rapid realization of revenues due to more limited regulatory requirements and testing. Our ability to generate revenue from any agricultural applications of our technology is limited to existing license royalties, if any.

We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.  We believe our cash from all sources, including cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations through March 31, 2007, assuming the conversion of the Convertible Debentures. However, without substantial additional financing during this period, we will need to significantly limit our capital and operational spending and will therefore be limited in our ability to advance our scientific efforts or further our efforts to operate profitably.

Management continues to evaluate alternatives and sources for additional funding, which may include public or private investors, strategic partners, and grant programs available through specific states or foundations. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures or to license our potential products or technologies to third parties.

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

Risks Relating to Competition

Our competition includes both public and private organizations and collaborations among academic institutions and large pharmaceutical companies, most of which have significantly greater experience and financial resources than we do.  The biotechnology and pharmaceutical industries are characterized by intense competition. We compete against numerous companies, both domestic and foreign, many of which have substantially greater experience and financial and other resources than we have. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases targeted by us. Companies such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, many of which have substantially greater resources and experience in our fields than we do, are well situated to compete with us effectively. Of course, any of the world’s largest pharmaceutical companies represents a significant actual or potential competitor with vastly greater resources than ours.

These companies hold licenses to genetic selection technologies and other technologies that are competitive with our technologies. These and other competitive enterprises have devoted, and will continue to devote, substantial resources to the development of technologies and products in competition with us.

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

In addition, many of our competitors have significantly greater experience than we have in the development, pre-clinical testing and human clinical trials of biotechnology and pharmaceutical products, in obtaining FDA and other regulatory approvals of such products and in manufacturing and marketing such products. Accordingly our competitors may succeed in obtaining FDA approval for products more rapidly or effectively than we can. Our competitors may also be the first to discover and obtain a valid patent to a particular stem cell which may effectively block all others from doing so. It will be important for us or our collaborators to be the first to discover any stem cell that we are seeking to discover. Failure to be the first could prevent us from commercializing all of our research and development affected by that discovery. Additionally, if we commence commercial sales of any products, we will also be competing with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we have no experience.

The United States is encountering tremendous competition from many foreign countries that are providing an environment more attractive for stem cell research. The governments of numerous foreign countries are investing in stem cell research, providing facilities, personnel and legal environments intended to attract biotechnology companies and encourage stem cell research and development of stem cell-related technologies.

These efforts by foreign countries may make it more difficult to effectively compete in our industry and may generate competitors with substantially greater resources than ours.

Risks Relating to Our Technology

We rely on nuclear transfer and embryonic stem cell technologies that we may not be able to successfully develop, which will prevent us from generating revenues, operating profitably or providing investors any return on their investment.  We have concentrated our research on our nuclear transfer and embryonic stem cell technologies, and our ability to operate profitably will depend on being able to successfully develop these technologies for human applications. These are emerging technologies with, as yet, limited human applications. We cannot guarantee that we will be able to successfully develop our nuclear transfer and embryonic stem cell technologies or that such development will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty/licensing fees related to our technology, would be our primary sources of revenues. If we are unable to develop our technologies, investors will likely lose their entire investment in us.

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

We may not be able to commercially develop our technologies and proposed product lines, which, in turn, would significantly harm our ability to earn revenues and result in a loss of investment.   Our ability to commercially develop our technologies will be dictated in large part by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions, the success of our research and pre-clinical and field testing, the availability of collaborative partners to finance our work in pursuing applications of nuclear transfer technology and technological or other developments in the biomedical field which, due to efficiencies, technological breakthroughs or greater acceptance in the biomedical industry, may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products and/or services we pursue could have a significant adverse affect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue wrong products or services. Any of these factors either alone or in concert could materially harm our ability to earn revenues and could result in a loss of any investment in us.

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

We may not be able to protect our proprietary technology, which could harm our ability to operate profitably.   The biotechnology and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:

•                  we will succeed in obtaining any patents in a timely manner or at all, or that the breadth or degree of protection of any such patents will protect our interests,

•                  the use of our technology will not infringe on the proprietary rights of others,

•                  patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or not be challenged invalidated or infringed, and

•                  patents will not issue to other parties, which may be infringed by our potential products or technologies.

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

Certain of these licenses also contain restrictions, such as limitations on our ability to grant sublicenses that could materially interfere with our ability to generate revenue through the licensing or sale to third parties of important and valuable technologies that we have, for strategic reasons, elected not to pursue directly. The possibility exists that in the future we will require further licenses to complete and/or commercialize our proposed products. We cannot assure you that we will be able to acquire any such licenses on a commercially viable basis.

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

Risks Relating to Our Recent Financing

If we are required for any reason to repay our outstanding convertible debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.  We have outstanding $22,276,250 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187%. Beginning in March of 2006 and continuing for each successive month throughout the three year term of the debentures, we are required to redeem, by payment with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures. These monthly payments will impact the amount of working capital available to us. The convertible debentures are due and payable in full three years from the date of issuance, unless sooner converted into shares of our common stock. Any event of default could require the early repayment of the convertible debentures, including the accruing of interest on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

There are a large number of shares underlying our convertible debentures in full, and warrants that may be available for future sale and the sale of these shares may depress the market price of our common stock.  As of September 30, 2005, we had:

•                  outstanding convertible debentures that may be converted into an estimated 9,685,326 shares of common stock based on a conversion price of $2.30, and

•                  outstanding warrants to purchase 6,004,902 shares of common stock with an exercise price of $2.53, which such warrants were issued in connection with the sale of the convertible debentures.

All of the shares, including all of the shares issuable upon conversion of the debentures and upon exercise of our warrants, may be sold without restriction. Sales of a substantial number of shares of our common stock in the public market after this offering could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate.

The issuance of shares upon conversion of the convertible debentures and exercise of outstanding warrants will cause immediate and substantial dilution to our existing stockholders.  The issuance of shares upon conversion of the convertible debentures and exercise of warrants will result in substantial dilution to the interests of other stockholders since the selling security holders may ultimately convert and sell the full amount issuable on conversion. Although no single selling security holder may convert its convertible debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock, this restriction does not prevent each selling security holder from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, each selling security holder could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering.

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

Potential and actual legislation and regulation at the federal or state level related to our technology could limit our activities and ability to develop products for commercial sales, depriving us of our anticipated source of future revenues. For example, in July 2001, the House of Representatives of the United States Congress passed a bill, HR 2505, the “Human Cloning Prohibition Act of 2001.” This bill was placed on the calendar of the U.S. Senate in August 2002, where it did not pass. However, similar bills could be introduced in the future aiming to prohibit the use or commercialization of somatic cell nuclear transfer technology or of any products resulting from it, including those related to human therapeutic cloning and regenerative medicine. Such legislation could have a significant influence on our ability to pursue our research, development and commercialization plans in the United States.

Any future or additional government-imposed restrictions in these or other jurisdictions with respect to use of embryos or human embryonic stem cells in research and development could have a material adverse effect on us, by, among other things:

•                  harming our ability to establish critical partnerships and collaborations,

•                  delaying or preventing progress in our research and development,

•                  limiting or preventing the development, sale or use of our products, and

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

For-profit entities may be prohibited from benefiting from grant funding.  There has been much publicity about grant resources for stem cell research, including Proposition 71 in California. There is ongoing litigation in California that may delay, or prevent the sale of State bonds that would fund the activities contemplated by California voters. In addition, rules and regulations related to any funding that may ultimately be provided, the type of entity that will be eligible for funding, the science to be funded, and funding details have not been finalized. As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to us, or any for-profit entity.

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

Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

•                  design and conduct advanced clinical trials in the event that we reach clinical trials,

•                  fund research and development activities with us,

•                  pay us fees upon the achievement of milestones, and

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

General Risks Relating to Our Business

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.  Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. ACT Group filed for dissolution on September 22, 2005 with the Secretary of State of the state of Delaware. There can be no assurance that we will not be subject to claims arising out of the dissolution process.

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

Our products are likely to be expensive to manufacture, and they may not be profitable if we are unable to control the costs to manufacture them.  Our products are likely to be significantly more expensive to manufacture than most other drugs currently on the market today. Our present manufacturing processes produce modest quantities of product intended for use in our ongoing research activities, and we have not developed processes, procedures and capability to produce commercial volumes of product. We hope to substantially reduce manufacturing costs through process improvements, development of new science, increases in manufacturing scale and outsourcing to experienced manufacturers. If we are not able to make these or other improvements, and depending on the pricing of the product, our profit margins may be significantly less than that of most drugs on the market today. In addition, we may not be able to charge a high enough price for any cell therapy product we develop, even if they are safe and effective, to make a profit. If we are unable to realize significant profits from our potential product candidates, our business would be materially harmed.

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

Our credibility as a business operating in the field of human embryonic stem cells is largely dependent upon the support of our Ethics Advisory Board.  Because the use of human embryonic stem cells gives rise to ethical, legal and social issues, we have instituted an Ethics Advisory Board. Our Ethics Advisory Board is made up of highly qualified individuals with expertise in the field of human embryonic stem cells. We cannot assure you that these members will continue to serve on our Ethics Advisory Board, and the loss of any such member may affect the credibility and effectiveness of the Board. As a result, our business may be materially harmed in the event of any such loss.

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

We need to improve our financial control procedures.  Since the merger, we have determined that there are deficiencies in the operating effectiveness of our internal controls over financial reporting that we believe would collectively constitute significant deficiencies and material weaknesses under standards established by the American Institute of Certified Public Accountants, resulting in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Since the merger, additional management processes and procedures have been added to supplement the underlying systems of internal accounting control to allow timely preparation and filing of required financial reports.

In our opinion, we have not established and did not maintain effective internal control over financial reporting as of September 30, 2005. We also believe that because of the effect of the material weakness we have identified, we have not maintained effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have taken initial remedial steps, and will continue our on-going evaluation of internal controls and expect to improve our internal controls over financial reporting as necessary to assure their effectiveness, but there can be no assurance that we will succeed or that other deficiencies will not be identified.

We presently have members of management and other key employees located in various locations throughout the country which adds complexities to the operation of the business.   Presently, we have members of management and other key employees located in both California and Massachusetts, which adds complexities to the operation of our business. We intend to maintain our research facilities in Massachusetts and establish corporate offices and an additional research facility in California. We will likely incur significant costs associated with maintaining multiple locations.

We face risks related to compliance with corporate governance laws and financial reporting standards.  The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 requires that our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. Our independent registered public accounting firm is required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of our internal controls. There exist material weaknesses and deficiencies at this time in our internal controls. These weaknesses and deficiencies could have a material adverse effect on our business and operations.

Risks Relating to Our Common Stock

Stock prices for biotechnology companies have historically tended to be very volatile.  Stock prices and trading volumes for many biotechnology companies fluctuate widely for a number of reasons, including but not limited to the following factors, some of which may be unrelated to their businesses or results of operations:

•                  clinical trial results

•                  the amount of cash resources and ability to obtain additional funding

•                  announcements of research activities, business developments, technological innovations or new products by companies or their competitors

•                  entering into or terminating strategic relationships

•                  changes in government regulation

•                  disputes concerning patents or proprietary rights

•                  changes in revenues or expense levels

•                  public concern regarding the safety, efficacy or other aspects of the products or methodologies being developed

•                  reports by securities analysts

•                  activities of various interest groups or organizations

•                  media coverage

•                  status of the investment markets

This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

A significant number of shares of our common stock will become available for sale and their sale could depress the price of our common stock.  On January 31, 2006, a significant number of our outstanding securities (not including the shares underlying the debentures and warrants issued in the recent financing) that are currently restricted will become eligible for sale under Rule 144 of the Securities Act.

Not including the shares of common stock underlying the convertible debentures and the warrants issued in connection with our recent financing, as of September 30, 2005, there are presently approximately 22,000,000 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

We may also sell a substantial number of additional shares of our common stock in connection with a private placement or public offering of shares of our common stock (or other series or class of capital stock to be designated in the future). The terms of any such private placement would likely require us to register the resale of any shares of capital stock issued or issuable in the transaction. We have also issued common stock to certain parties, such as vendors and service providers, as payment for products and services. Under these arrangements, we may agree to register the shares for resale soon after their issuance. We may also continue to pay for certain goods and services with equity, which would dilute your interest in the company.

Sales of a substantial number of shares of our common stock under any of the circumstances described above could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate.

We do not intend to pay cash dividends on our common stock in the foreseeable future.  Any payment of cash dividends will depend upon our financial condition, results of operations, capital requirements and other factors and will be at the discretion of our board of directors. We do not anticipate paying cash dividends on our common stock in the foreseeable future. Furthermore, we may incur additional indebtedness that may severely restrict or prohibit the payment of dividends.

Our securities are quoted on the OTC Bulletin Board, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange.  Our securities are currently quoted on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an OTC Bulletin Board listed company, we do not attract the extensive analyst coverage that accompanies companies listed on Nasdaq or any other regional or national exchange. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded in the over-the-counter market. These factors may have an adverse impact on the trading and price of our securities.

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.  The Company’s management, with the participation of our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, due to the material weaknesses in our internal controls over financial reporting further described below, our principal executive officer has concluded that such disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  The Company has implemented, and is in the process of implementing, new disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms are effective.

(b) Changes in internal controls.  The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our internal control system is intended to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements.  The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Management’s assessment identified material deficiencies in the Company’s internal control over financial reporting.  These deficiencies include lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. We also have not yet instituted new internal control processes related to our identified material weaknesses, significant deficiencies and deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect or such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified.  Management has determined that these significant deficiencies, in the aggregate, constituted a material weakness in the design and operation of the Company’s internal controls in effect prior to September 30, 2005. The Company hired a chief financial officer on April 1, 2005, and the Company is in the process of implementing new controls; however, these controls were not fully in operation during the quarter ended September 30, 2005.  As a result of the material weaknesses described in the preceding paragraph, we believe that, as of September 30, 2005, the Company’s internal control over financial reporting was not effective based on the COSO criteria.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Reference is made to our Quarterly Report on Form 10-QSB for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on May 23, 2005, as amended by Amendment No. 1 to our Quarterly Report on Form 10-QSB/A filed with the Securities and Exchange Commission on September 7, 2005, and to our Quarterly Report on Form 10-QSB for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on August 15, 2005, for a description of pending legal proceedings.  There have been no material developments with respect to legal proceedings, except as set forth immediately below.

Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom. Commonwealth of Massachusetts Superior Court. Worcester. C.A. No. 040523B.  On September 14, 2005, we, together with certain other defendants, entered into a settlement agreement with Gary D. Aronson and John S. Gorton, referred to as the plaintiffs. The settlement agreement resolved certain disputes relating to the litigation entitled Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom formerly pending in Commonwealth of Massachusetts Superior Court, Worcester, C.A. No. 040523B and two companion Contempt Complaints filed by the plaintiffs against certain of the defendants, including us. The specific terms of the settlement are described in more detail in our Form 8-K filed on September 15, 2005.

William A. Brandt, Jr. as Assignee for the Benefit of the Creditors of Avian Farms, Inc. v. Advanced Cell Technology, Inc. and A.C.T. Group, Inc.  U.S. District Court for the District of Massachusetts, C.A. No. 01-40227-NMG.  This proceeding was settled by virtue of a settlement agreement and release entered into between our largest stockholder, ACT Group, Inc., referred to as ACT Group and the plaintiffs in this action, which agreement satisfied in full all ACT Group’s obligations and indebtedness to the plaintiffs and provided a complete release of all claims by plaintiffs against ACT Group and all other defendants.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The disclosure set forth below describes our unregistered sales of equity securities for the period July 1, 2005 through September 30, 2005.  The issuances of the equity securities described below were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, relating to sales by an issuer not involving a public offering, and/or pursuant to the requirements of one or more of the safe harbors provided in Regulation D under the Securities Act or, in the case of equity compensation to employees, directors and eligible consultants, Rule 701 therewith.

On September 18, 2005, we issued 20,000 shares of common stock to Torkildson Katz Fonseca Moore & Hetherington in settlement of accounts payable for services provided to the company on a pre-merger basis.

On September 16, 2005, we issued 175,000 shares of common stock to Pillsbury Winthrop Shaw & Pittman in settlement of accounts payable for services provided to the company on a pre-merger basis.

On September 15, 2005, we entered into a securities purchase agreement with certain accredited investors for the issuance of an aggregate of $22,276,250 principal amount convertible debentures with an original issue discount of 20.3187%. In connection with the closing of the sale of convertible debentures, we received gross proceeds of $17,750,000. The convertible debentures are due and payable three years from the date of issuance, unless sooner converted into shares of our common stock. The conversion price of the debentures is $2.30, subject to anti-dilution and other customary adjustments. In connection with the securities purchase agreement, we also issued warrants to purchase an aggregate of 4,842,663 shares of our common stock. The term of the warrants is five years and the exercise price is $2.53 per share, subject to anti-dilution and other customary adjustments.  The debentures contain covenants that will limit the ability of the Company to, among other things: incur or guarantee additional indebtedness; incur or create liens; amend its certificate of incorporation, bylaws or other charter documents so as to adversely affect any rights of the holders of the debentures; and repay or repurchase more than a de minimis number of shares of common stock other than as permitted in the debentures and other documents executed in connection with the issuance of the debentures. The debentures include customary default provisions and an event of default includes, among other things, a change of control of the Company, the sale of all or substantially all of the Company’s assets, the failure to have the registration statement declared effective on or before the 180th day after the initial closing date, and the lapse of the effectiveness of the registration statement for more than 30 consecutive trading days or 60 non-consecutive days during any 12-month period (with certain exceptions), the failure of the Company to timely deliver certificates to holders upon conversion and a default by the Company in any obligations under any indebtedness of at least $150,000 which results in such indebtedness being accelerated. Upon the occurrence of an event of default, each debenture may become immediately due and payable, either automatically or by declaration of the holder of such debenture. The aggregate amount payable upon an acceleration by reason of an event of default shall be equal to the greater of 120% of the principal amount of the debentures to be prepaid or the principal amount of the debentures to be prepaid, divided by the conversion price on the date specified in the debenture, multiplied by the closing price on the date set forth in the debenture.  Reference is made to our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2005, for a complete description of this transaction.

On September 15, 2005, in connection with the issuance of the debentures and warrants, described above, we issued a warrant to purchase 1,162,239 shares of common stock at an exercise price of $2.53 per share, to T.R. Winston & Company, LLC.

On September 14, 2005, as part of the settlement agreement relating to the litigation entitled Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom pending in Commonwealth of Massachusetts Superior Court, Worcester, C.A. No. 040523B, we issued to Gary Aronson and John Gorton unsecured convertible promissory notes in the aggregate amount of $600,000, bearing interest at the rate of 7.5% per annum and maturing July 1, 2006, referred to as the settlement note. The settlement note may be prepaid at any time without penalty. The holders of the settlement note have the right to convert the settlement note, in whole or in part, into our common stock at the price specified in the settlement warrants. We also issued to Aronson and Gorton warrants to purchase 422,727 shares of our common stock, preferred stock or other non-debt securities issued by us at an exercise price of $2.20 per share of common stock or per share of common stock underlying any preferred stock or other non-debt securities.  Reference is made to our Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 19, 2005, for a complete description of this transaction.

On September 14, 2005, we issued a warrant to purchase 50,000 shares of common stock at an exercise price of $2.20 per share to Reinaldo Diaz in connection with consulting services provided to us.

On September 14, 2005, we issued a warrant to purchase 33,000 shares of common stock at an exercise price of $2.20 per share to William Woodward in connection with consulting services provided to us.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of our stockholders was held on July 6, 2005, for the purposes described below.  The voting record for each matter presented to the stockholders is as set forth immediately following each description.

1.                                       To amend the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share (“Common Stock”), to 100,000,000, and to increase the number of authorized shares of the Company’s undesignated preferred stock, par value $0.001 per share (“Preferred Stock”), to 50,000,000, in each case with no change in the par value.

Number of Votes FOR: 12,774,522

Number of Votes AGAINST: 1,000

Number of Votes ABSTAINING: 25

2.                                       To adopt the Company’s 2005 Stock Incentive Plan (the “2005 Stock Plan”) which provides for equity based awards to the Company’s employees, directors and consultants, and to reserve up to 18,000,000 shares of Common Stock for issuance pursuant to the grant of awards thereunder.

Number of Votes FOR: 12,775,197

Number of Votes AGAINST: 225

Number of Votes ABSTAINING: 125

ITEM 5. OTHER INFORMATION

On October 14, 2005, the Company filed with the Securities and Exchange Commission a Registration Statement on Form SB-2 to register 20,397,296 shares of common stock in accordance with the requirements of the Registration Rights Agreement entered into in connection with the issuance on September 15, 2005 of debentures and warrants described in Part II, Item 2 of this Form 10-QSB.  The shares registered pursuant to the Registration Statement on Form SB-2 represent 9,685,326 shares of common stock underlying the convertible debentures, 4, 6,004,902 shares of common stock issuable upon exercise of the warrants, and up to 4,707,068 additional shares issuable upon conversion of the debentures and exercise of the warrants in accordance with our contractual obligations related thereto.  The Registration Statement on Form SB-2  became effective October 28, 2005.  Reference is made to our Registration Statement on Form SB-2, as filed with the Securities and Exchange Commission on October 14, 2005.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)                                  Please see the Exhibit Index which follows the signature pages to this Quarterly Report on Form 10-QSB and which is incorporated by reference herein.

(b)                                 During the quarter for which this report is filed, we made the following reports on Form 8-K:

Date of Report	Item Reported	Financial Statements Filed

July 6, 2005	Amendment to Articles of Incorporation	None

August 5, 2005	Appointment of New Director; Adoption of Code of Ethics; Entry into Material Agreements	None

September 19, 2005	Entry into Material Agreement - Issuance of Unregistered Debentures and Warrants	None

September 22, 2005	Entry into Material Agreement – Amendments to Employments and Stock Option Agreements	None

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer

Dated: November 14, 2005

EXHIBIT INDEX

Exhibit Number	Description
3.1

Certificate of Amendment to Articles of Incorporation dated July 6, 2005 (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2005 (File No. 000-50295) and incorporated by reference herein).

10.1

Amendment No. 1 to Employment Agreement between ACT and Michael D. West dated August 1, 2005 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 (File No. 000-50295) and incorporated by reference herein).

10.2

Amendment to Employment Agreement between the Registrant and James G. Stewart dated September 16, 2005 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2005 (File No. 000-50295) and incorporated by reference herein).

10.3

Securities Purchase Agreement dated September 15, 2005 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.4

Registration Rights Agreement dated September 15, 2005 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.5

Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.6

Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.7	Form of Lock-up Agreement (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
10.8

Settlement Agreement dated September 14, 2005 (previously filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.9

Form of Convertible Promissory Note (Unsecured) (previously filed as Exhibit 10.7 to the Registrant’s Current Report on Form 8- K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.10

Form of Warrant to Purchase Securities (previously filed as Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.11

Agreement between Advanced Cell Technology, Inc., Advanced Cell, Inc. and A.C.T. Group, Inc. dated September 15, 2005 (previously filed as Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

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