Form 10QSB/A
period 2005-09-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2006-03-29
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB/A

Amendment No.1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO .

COMMISSION FILE NUMBER: 0-50295

ADVANCED CELL TECHNOLOGY, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	87-0656515
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

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

Yes ☐       No ☒

ADVANCED CELL TECHNOLOGY, Inc.

FORM 10-Q/A

QUARTER ENDED SEPTEMBER 30, 2005

EXPLANATORY NOTE:

This Amendment No. 1 on Form 10-QSB/A amends and restates in its entirety our Quarterly Report on Form 10-Q for the third quarter ended September 30, 2005, as initially filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2005, and is being filed to reflect the restatement of our consolidated balance sheet and consolidated statement of stockholders’s deficit, dated as of September 30, 2005 and related notes to the consolidated financial statements.

As discussed in more detail in Note 2 of the notes to the consolidated financial statements, this restatement is due to the misapplication of certain accounting principles to the Company’s convertible debenture financing and the issuance of Notes Payable-Other both completed in September 2005. Analysis completed subsequent to our initial filing identified embedded derivative instruments within the agreements governing the debentures that required separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”  Our analysis identified several derivative instruments to be valued, and resulted in a restatement to the Company’s consolidated balance sheet at September 30, 2005 to properly reflect convertible debt and embedded derivative instruments. In addition, the debenture agreements contained variable share settlement provisions that required the Company to adjust the fair value of certain previously issued warrants and reclassify them from additional paid in capital in the consolidated statement of stockholders’ equity to a warrant derivative liability account in the consolidated balance sheet,  in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.”  Restatements for the quarter ended September 30, 2005 did not result in a change to the consolidated statement of operations or the consolidated statement of cash flows. The notes to the consolidated financial statements, particularly Note 4 - Convertible Debentures, Note 6 - Notes Payable - Other and Note 8 – Reclassification of Equity Transactions  have been added or  restated to more completely describe the embedded derivative instruments, the methodology used to establish the fair values of each and the reclassifications required.

In addition to the changes described above, Item 6 of Part II of the original filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.  These certifications are attached to this Form 10-QSB/A as Exhibits 31.1, 31.2, 32.1 and 32.2, respectively.

This Amendment continues to speak as of the date of our report on Form 10-QSB.  Except as set forth above, this Amendment No. 1 to our Form 10-QSB/A for the quarter ended September 30, 2005 does not reflect events occurring after November 14, 2005 or modify or update those disclosures affected by subsequent events.  The filing of this Amendment No.1 is not a representation that any statements contained in the original Report, or this Amendment No.1 are true and complete as of any date subsequent to the date of the original Report.  The filing of this Amendment No.1 shall not be deemed an admission that the original filing, when made, contained any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2005 Restated	December 31, 2004
	UNAUDITED
ASSETS

Current assets:
Cash and cash equivalents	$16,483,058	$—
Cash held in escrow for stock subscriptions	—	3,676,000
Accounts receivable, net of allowance for doubtful accounts of $636,399 and $128,684	71,848	104,150
Prepaid expenses	147,914	31,300
Deferred royalty fees, current portion	131,013	119,763

Total current assets	16,833,833	3,931,213

Property and equipment, net	343,060	98,455
Due from stockholder	—	394,015
Deferred royalty fees, less current portion	628,752	718,573
Deposits	82,954	17,954
Debt issuance costs	2,484,351	12,000

Total assets	$20,372,950	$5,172,210

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$2,489,457	$3,867,282
Deferred revenue, current portion	332,508	332,508
Interest payable - stockholder	—	296,877
Advances payable - other	130,000	130,000
Convertible debentures and embedded derivatives, net of discounts of $6,343,286	4,497,844	—
Note payable - stockholder	—	1,000,000
Notes payable - other, net of discounts of $339,952	770,249	967,014

Total current liabilities	8,220,058	6,593,681

Convertible debentures and embedded derivatives net of current portion and discounts of $11,100,751	7,871,228	—
Warrant derivatives	33,443,668	—
Deferred revenue, net of current portion	1,745,670	1,995,049
Preferred units subscribed	—	4,175,999

Total liabilities	51,280,624	12,764,729

Stockholders’ deficit:

Common stock, $0.001 par value; 100,000,000 shares authorized, 23,068,059 and 8,325,883 shares issued and outstanding, respectively	23,068	8,326
Additional paid-in capital	(11,197,404)	6,158,954
Deferred compensation	(21,585)	—
Accumulated deficit	(19,711,753)	(13,759,799)

Total stockholders’ deficit	(30,907,674)	(7,592,519)

Total liabilities and stockholders’ deficit	$20,372,950	$5,172,210

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED RESTATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

(UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Deferred	Accumulated	Total Stockholders’ Deficit
	Shares	Amount	Shares	Amount	Restated	Compensation	Deficit	Restated

Balance, December 31, 2004	—	$—	8,325,883	$8,326	$6,158,954	$—	$(13,759,799)	$(7,592,519)

Sale of preferred units for cash	9,306,601	9,306	—	—	7,901,294	—	—	7,910,600

Issuance of preferred units for services provided	105,177	105	—	—	89,295	—	—	89,400

Issuance of shares for debt conversion	—	—	616,124	616	523,092	—	—	523,708

Issuance of shares for services	—	—	17,647	18	14,982	—	—	15,000

Issuance of units for offering services	—	—	469,247	469	398,391	—	—	398,860

Conversion of preferred	(9,411,778)	(9,411)	9,411,778	9,411	—	—	—	—

Cost of offering	—	—	—	—	(486,530)	—	—	(486,530)

Shares retained by public shareholders	—	—	4,374,007	4,374	5,626	—	—	10,000

Fair value of consultant options	—	—	—	—	72,354	(21,585)	—	50,769

Shares cancelled	—	—	(1,474)	(1)	—	—	—	(1)

Options Exercised	—	—	12,000	12	588	—	—	600

Stock based compensation					62,988			62,988

Shares retired as part of settlement	—	—	(352,153)	(352)	(802,557)	—	—	(802,909)

Shares issued in settlement of accounts payable	—	—	195,000	195	461,230	—	—	461,425

Settlement benefit allocated to Beneficial Conversion Feature			—	—	21,817	—	—	21,817

Warrant issued to broker-dealer in connection with convertible debentures	—	—	—	—	1,379,351	—	—	1,379,351

Warrants issued in connection with ACT Group matters	—	—	—	—	469,966	—	—	469,966

Warrants issued for consulting services	—	—	—	—	105,907	—	—	105,907

Reclassification of warrants to liabilities (Restated)	—	—	—	—	(27,670,606)	—	—	(27,670,606)

Stock-based compensation	—	—	—	—	96,454	—	—	96,454

Net loss nine months September 30, 2005	—	—	—	—	—	—	(5,951,954)	(5,951,954)

Balance, September 30, 2005	—	$—	23,068,059	$23,068	$(11,197,404)	$(21,585)	$(19,711,753)	$(30,907,674)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC.

NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

2.      RESTATEMENT

The Company has restated its unaudited consolidated balance sheet and consolidated statement of stockholders’ deficit as of September 30, 2005 and for the nine months then ended, and the related notes to the consolidated financial statements.

The restatement on this Form 10-QSB/A is due to the misapplication of certain accounting principles to the Company’s convertible debenture financing and the issuance of Notes Payable-Other both completed in September 2005. Analysis completed subsequent to our initial filing identified additional embedded derivative instruments within the agreements governing the debentures that required separate valuation under FAS 133 “Accounting for Derivative Instruments and Hedging Activities.”  Our analysis identified several derivative instruments to be valued, and resulted in a restatement to the Company’s consolidated balance sheet at September 30, 2005 to properly reflect convertible debt and embedded derivative instruments. In addition, the debenture agreements contained variable share settlement provisions that required the Company to adjust the fair value of certain previously issued warrants and reclassify them from additional paid in capital in the consolidated statement of stockholders’ equity to a warrant derivative liability account in the consolidated balance sheet,  in accordance with EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company’s Own Stock.”  Restatements for the quarter ended September 30, 2005 did not result in a change to the consolidated statement of operations or the consolidated statement of cash flows.  The notes to the consolidated financial statements, particularly Note 4 - Convertible Debentures, Note 6 - Notes Payable - Other and Note 8 - Reclassification of Equity Transactions have been added or restated to more completely describe the embedded derivative instruments, the methodology used to establish the fair values of each and the reclassifications required.

The effect of the restatement is to restate the amounts of convertible debt and related embedded derivatives, adjust fair values through the equity accounts for warrant derivatives previously classified in equity pursuant to EITF 00-19, reclassify warrant derivatives to liability accounts pursuant to EITF 00-19 and restate the current and long-term classification of related amounts.

The following table shows the impact of these restatements on the consolidated balance sheet and consolidated statement of stockholders’ equity at September 30, 2005:

	Previously
	Reported		Restated
	September 30,		September 30,
	2005	Adjustment	2005
Consolidated Balance Sheet
Current Liabilities:
Convertible debentures current portion	$988,629	$(988,629)	$—
Convertible debentures and embedded derivatives	—	4,497,844	4,497,844
Warrant liability under convertible notes payable	5,892,665	(5,892,665)	—
Beneficial conversion liability under convertible NP	3,101,671	(3,101,671)	—
Notes payable - other	748,816	21,433	770,249
Total current liabilities	13,683,746	(5,463,688)	8,220,058

Long term liabities:
Convertible debentures less current portion	1,977,259	(1,977,259)	—
Convertible debentures and embedded derivatives	—	7,871,228	7,871,228
Beneficial conversion liability under convertible NP	6,203,343	(6,203,343)	—
Warrant derivatives	—	33,443,668	33,443,668
Total liabilities	23,610,018	27,670,606	51,280,624

Consolidated Statement of Stockholders’ Equity
Additional paid-in capital	16,473,202	(27,670,606)	(11,197,404)
Total stockholders’ deficit	$(3,237,068)	$(27,670,606)	$(30,907,674)

3.          SIGNIFICANT ACCOUNTING POLICIES

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

4.       CONVERTIBLE DEBENTURES (RESTATED)

On September 15, 2005, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of  $4,526,250 representing 20.3187%. In connection with the closing of the sale of the debentures, we received gross proceeds of $17,750,000.  The convertible debentures are convertible at the option of the holders into 9,685,326 shares of Common Stock at a fixed conversion price of $2.30 per share, subject to anti-dilution and other customary adjustments.  In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 4,842,663 shares of our Common Stock. The term of the warrants is five years and the exercise price is $2.53 per share, subject to anti-dilution and other customary adjustments.  The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and exercise the additional investment right more fully described in the following paragraph and receive shares of our Common Stock such that the number of shares of our Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our Common Stock.

The Securities Purchase Agreement provides an additional investment right in debentures under certain conditions. If within six months of the effective date of the registration statement related to registration of shares underlying the initial issuance, October 2005, the Company satisfies certain conditions set forth in the Securities Purchase Agreement, including listing of the Company on AMEX or NASDAQ Capital Markets, stock trading price in excess of conversion price, and achievement of minimum trading volumes, the Company can require the Purchasers to purchase, at a second closing, $11,138,125 principal amount of additional debentures for a discounted purchase price of $8,875,000 at a price of $2.30 per share. To the extent the Company has not exercised this right within the six month period, the convertible debenture holders have the right to purchase additional debentures, up to their pro rata share.  Twelve months following the effective date of the registration statement, any debentures not yet purchased shall be available to investors to purchase in excess of their individual pro rata share.  Additional debentures issued pursuant to the agreement will have a conversion price equal to the lesser of $2.30 per share or the five day average of closing prices immediately prior to exercise of the right to additional investment of the debentures purchased as additional investment.  Warrants issued pursuant to the additional investment will have an exercise price equal to the lesser of $2.53 per share or 110% of the conversion price of the debentures purchased as additional investment. Other terms and conditions related to additional debentures issued will be the same as those specified for the debentures sold at the initial closing.

The agreements entered into provide that the Company will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement, or if the Company fails to timely execute stock trading activity.  In addition, the agreements provide that the Company shall meet other milestones, including settlement of ACT Group litigation, and liquidation of ACT Group, as described in Note 11, formation of a majority independent Board of Directors, and merger of the Company and ACT.

Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction.  At that time, and each month thereafter, the Company is required to either repay 1/30 of the outstanding balance owed in cash, or convert the amount due into common stock at the lesser of $2.30 per share or 85% of the prior ten days’ closing stock price, immediately preceding the redemption. The agreements also provide that the Company may force conversion of outstanding amounts owed under the debentures into common stock, if the Company has met conditions and milestones identified above, and, additionally, has a stock price for 20 consecutive trading days that exceeds $4.60 per share.

In accordance with the requirements of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” “EITF 00-27 “Application of Issue No. 98-5 Certain Convertible Instruments” and the provisions of EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, the Company concluded that it was required to carve out the “fair value” of the freestanding warrants associated with this debenture contract and account for the freestanding warrant on the “combined basis” outlined in EITF 05-04 because the penalties associated with liquidated damages were significant and the warrant contained a variable strike price under certain circumstances.  Of the total proceeds from the issuance of the debentures, $5,747,297 was initially allocated to the freestanding warrants associated with the debentures based upon the fair value of the Warrants. The assumptions used in the Black Scholes model for determining the fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet.  The carrying value of warrant derivative at September 30, 2005 has been adjusted to reflect its “fair value” based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 74%, (3) risk-free interest rate of 4.35%, and (4) expected remaining life of 4.75 years. During the quarter ended September 30, 2005, an increase in the fair value of the warrant liability of approximately $145,000 was initially and correctly recorded through results of operations.

The Company analyzed the provisions of the convertible debenture host contract in accordance with EITF 05-02 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”.  Because the conversion debenture contains variable payment terms in both its anti-dilution provisions, and certain of the monthly redemption payment features, it does not qualify as conventional convertible debt and the Company has concluded that the convertible debenture contract should be analyzed under the provisions of  FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and embedded derivative features should be bifurcated and separately measured.  This analysis identified a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature.  The following summarizes the fair values of embedded derivatives at the transaction date of  September 15, 2005 and  September 30, 2005, followed by a description of the valuation methodology utilized to determine fair values. Additional embedded derivatives related to liquidated damages and a company option to redeem monthly payments in stock were also identified, found to have zero value and have been excluded from this table.

	Initial Fair
	Value at	Fair Value at
Embedded Derivative Liability (Asset)	September 15, 2005	September 30, 2005

Conversion Feature	$7,317,206	$7,234,867
Anti-dilution protection	1,585,255	1,534,425
Default provisions	96,067	96,585
Right to provide future financing	159,960	169,155
Company right to force conversion	(1,561,618)	(1,498,175)
	$7,596,870	$7,536,857

The Company analyzed the conversion feature embedded in the host debt contract and concluded that the characteristics that would trigger the provisions of this feature are tied primarily to future events related to the performance of the Company’s stock, and this feature is therefore not “clearly and closely related” to the host debt contract, thereby indicating a potential derivative instrument under the provisions of FAS 133.  The Company further analyzed the balance of FAS 133 requirements and concluded that the hybrid host contract was not remeasured at “fair value”, and a separate instrument with provisions similar to this embedded feature would qualify as a derivative instrument under FAS 133. Accordingly, we have concluded that this embedded feature does qualify as a derivative instrument under FAS 133.  The fair value of the derivative for the conversion feature was valued as an American call option using the binomial option pricing model with the following inputs: (1) closing stock price as of the valuation date of $2.20 at September 15, 2005 and $2.21 at September 30, 2005 (2) exercise price equal to the $2.30 conversion price (3) volatility based upon the Company’s stock trading of 64% at September 15, 2005 and 65% at September 30, 2005 (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 1.7 years based upon present values.

The Company analyzed anti-dilution provisions embedded in the host debt contract and concluded that the characteristics that would trigger the provisions of this feature are tied primarily to future events related to the performance of the Company’s stock, and this feature is therefore not “clearly and closely related” to the host debt contract, thereby indicating a potential derivative instrument under the provisions of FAS 133.  The Company further analyzed the balance of FAS 133 requirements and concluded that the hybrid host contract was not remeasured at “fair value”, and a separate instrument with provisions similar to this embedded feature would qualify as a derivative instrument under FAS 133. Accordingly, we have concluded that this embedded feature does qualify as a derivative instrument under FAS 133.  The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date of $2.20 at September 15, 2005 and $2.21 at September 30, 2005 (2) exercise price equal to the $2.30 conversion price (3) volatility based upon the Company’s stock trading of 64% at September 15, 2005 and 65% at September 30, 2005 (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 1.7 years based upon present values.

The Company analyzed default provisions embedded in the host debt contract in accordance with Appendix A of FAS 133. In general, provisions such as those contained in the Company’s host contract are considered to be “clearly and closely related” and therefore not derivative instruments, unless “both” (1) the debt involves a substantial premium or discount and (2) the put or call option is only contingently exercisable and generally indexed only to interest rates or credit risk of the Company.  The company concluded that the convertible debentures do involve a substantial discount, given an original issue discount of approximately 20.3% and the option for accelerated payment upon default does include provisions that relate to other than interest rate or credit risk of the Company. Accordingly, we have concluded that this embedded feature does qualify as a derivative instrument under FAS 133.  The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%.  The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

The Company analyzed the investors’ option to provide future financing embedded in the host debt contract and concluded that the characteristics that would trigger the provisions of this feature are tied primarily to future events related to the performance of the Company’s stock, and this feature is therefore not “clearly and closely related” to the host debt contract, thereby indicating a potential derivative instrument under the provisions of FAS 133.  The Company further analyzed the balance of FAS 133 requirements and concluded that the hybrid host contract was not remeasured at “fair value”, and a separate instrument with provisions similar to this embedded feature would qualify as a derivative instrument under FAS 133. Accordingly, we have concluded that this embedded feature does qualify as a derivative instrument under FAS 133.  The fair value of the derivative for the investors’ option to provide future financing was determined using a Black-Scholes Option Pricing Model with the following inputs: (1) The stock and exercise price was based on the maximum amount of additional investment of $8,875,000 (2) volatility of 2% was based on the historical volatility of government and high yield bond indices (3) risk free rate of 3.9% was based on Treasury notes and (4) time to maturity was based upon the six month option period.

The Company analyzed the right given to the Company to force conversion of the convertible debentures into common stock that is embedded in the host debt contract and concluded that the characteristics that would trigger the provisions of this feature are tied primarily to future events related to the performance of the Company’s stock, and this feature is therefore not “clearly and closely related” to the host debt contract, thereby indicating a potential derivative instrument under the provisions of FAS 133.  The Company further analyzed the balance of FAS 133 requirements and concluded that the hybrid host contract was not remeasured at “fair value”, and a separate instrument with provisions similar to this embedded feature would qualify as a derivative instrument under FAS 133. Accordingly, we have concluded that this embedded feature does qualify as a derivative instrument under FAS 133.  The fair value of the derivative asset related to the Company’s right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation dates of $2.20 at September 15, 2005 and $2.21 at September 30, 2005 (2) exercise price of $4.60 per share which is required for the forced conversion  (3) volatility based upon the Company’s stock trading of 64% at September 15, 2005 and 65% at September 30, 2005 (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 1.72 years based upon present values.

During the quarter ended September 30, 2005, the Company recorded approximately $426,000 as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative,  and other embedded derivatives identified above.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, the life of the related convertible debentures.

The following table summarizes Convertible Debentures and embedded derivatives outstanding at September 30, 2005:

Convertible debentures at face	$22,276,250
Discounts on debentures:
Original issue discount	(4,417,609)
Conversion feature derivative	(7,142,983)
Warrant derivative	(5,610,443)
Other derivatives	(273,002)
Net convertible debentures	4,832,213
Embedded derivatives	7,536,859
Convertible debentures and embedded derivatives	12,369,072
Less current portion	(4,497,844)
Convertible debentures and embedded derivatives– long term	$7,871,228

5.   CONVERTIBLE NOTES PAYABLE

During 2004, we issued promissory notes aggregating $500,000 face value for cash proceeds of $450,000 and the assumption of $50,000 of debt owed by our parent to one of the investors. As a result of the assumption of the $50,000 of debt, we have recorded a financing cost in that amount. The notes bear interest at 10% per year. $350,000 of notes matured on December 31, 2004 and $150,000 matured on September 30, 2005. As outlined in Note 9, the balances outstanding relating to these convertible notes payable were converted to common stock in January 2005.

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

6.                 NOTES PAYABLE-OTHER

In September 2005, as more fully described in Note 11 – ACT Group Settlement, the Company entered into $600,000 of convertible promissory notes payable with certain parties in connection with settlement of various legal proceedings related to ACT Group and the Company.  The notes bear interest at 7.5% and are due July 2006. The notes provide for an optional partial payment of $150,000 before July 2006.  If the Company makes such optional payment, the balance due under the notes will be extended to January 2007.  If the Company fails to make the optional payment, or has not paid the note in full by January 2007, the interest rate on the note increases to 12%.  The holders of the notes have the right, but not the obligation, to convert any part, or all of the outstanding principal and accrued interest under the notes into shares of Common Stock at $2.20 per share.  The promissory note agreements provide for a reduction in the exercise price in the event there is a dilutive financing event.

We analyzed the convertible promissory notes payable and determined that the conversion option and the anti-dilution provisions represent embedded derivative  instruments under the provisions of FAS 133 “Accounting for Derivative Instruments and Hedging Activities”.  Accordingly, we have separately valued these instruments and recorded discounts offsetting Notes Payable – Other.

The Company analyzed the provisions of the Notes Payable – Other in accordance with EITF 05-02 “The Meaning of “Conventional Convertible Debt Instrument” in Issue No. 00-19”.  Because the Notes Payable - Other contains reset pricing provisions in the event of a dilutive future financing, it does not qualify as conventional convertible debt,and the Company has concluded that Notes Payable - Other should be analyzed under the provisions of  FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, and embedded derivative features should be bifurcated and separately measured.  The Company analyzed the conversion feature embedded in the host debt contract and concluded that the characteristics that would trigger the provisions of this feature are tied primarily to future events related to the performance of the Company’s stock, and this feature is therefore not “clearly and closely related” to the host debt contract, thereby indicating a potential derivative instrument under the provisions of FAS 133.  The Company further analyzed the balance of FAS 133 requirements and concluded that the hybrid host contract was not remeasured at “fair value”, and a separate instrument with provisions similar to this embedded feature would qualify as a derivative instrument under FAS 133. Accordingly, we have concluded that this embedded feature does qualify as a derivative instrument under FAS 133.  The fair value of the derivative for the conversion feature was valued as an American call option using the binomial option pricing model with the following inputs: (1) closing stock price as of the valuation date of $2.20 at September 30, 2005 (2) exercise price equal to the $2.20 conversion price (3) volatility based upon the Company’s stock trading of 65% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 1.7 years based upon present values.

The Company analyzed anti-dilution provisions embedded in the host debt contract and concluded that the characteristics that would trigger the provisions of this feature are tied primarily to future events related to the performance of the Company’s stock, and this feature is therefore not “clearly and closely related” to the host debt contract, thereby indicating a potential derivative instrument under the provisions of FAS 133.  The Company further analyzed the balance of FAS 133 requirements and concluded that the hybrid host contract was not remeasured at “fair value”, and a separate instrument with provisions similar to this embedded feature would qualify as a derivative instrument under FAS 133. Accordingly, we have concluded that this embedded feature does qualify as a derivative instrument under FAS 133.  The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date of $2.21 at September 30, 2005 (2) exercise price equal to the $2.20 conversion price (3) volatility based upon the Company’s stock trading of 65% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 1.7 years based upon present values.

On July 1, 2003, we issued a promissory note with a face amount of $339,000 to a law firm as a payment of fees due them. The note bears interest at a rate of 10% per year. The note was due on October 1, 2003. During the first quarter of 2005, the note, plus accrued interest of $53,675, was settled through (i) the issuance of 105,177 shares of preferred stock and 52,589 warrants pursuant to the preferred stock offering described in Note 9, valued at $89,400, (ii) a cash payment of $100,000, and (iii) a new note with a face value of $150,000. The new note bears interest at 10%, is due in 3 monthly payments of 50,000 each and matured on May 1, 2005. The balance of the note was paid during the quarter ended June 30, 2005.

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

7.          NOTE PAYABLE — STOCKHOLDER

On July 12, 2002, we issued a promissory note with a face amount of $1,000,000 to our majority stockholder as a repayment of advances received from the stockholder. The note bears interest at a rate of 12% per year. The note matures on December 31, 2005.  As discussed more fully in Note 11 – ACT Group Settlement, the balance due on this Note Payable, and related accrued interest were forgiven in connection with the ACT Group Settlement.

8.      RECLASSIFICATION OF EQUITY TRANSACTIONS (RESTATED)

As described more fully in Note 4 – Convertible Debentures, the provisions of our convertible debenture financing completed in September 2005 permit the Company to may make its monthly redemption in shares rather than cash upon satisfaction of certain conditions.  Under the terms of the debenture agreement, the price per share is variable dependent upon the actual closing price of the Company’s common stock.  Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.  As a result of the Company’s inability to ensure it has unissued shares that would allow it to fully satisfy the maximum number of shares required to net-share settle all outstanding stock commitments, we have concluded the previously issued warrants now qualify as derivative instruments under FAS 133 “Accounting for Derivative Instruments and Hedging Activities”.

Accordingly, in accordance with the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has analyzed all instruments previously recorded as permanent equity under EITF 00-19 which are described in detail in Note 9 – Stockholders’ Equity Transactions.  As of September 15, 2005, the closing date of the convertible debenture financing, an increase in the fair value of instruments recorded as permanent equity of approximately $25,600,000 was recorded based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 64% (3) risk-free interest rate of 3.9% and (4) expected life and exercise prices consistent with each individual instrument.

At September 15, 2005 the accumulated fair value of all warrants of approximately $27,700,000, after the increase to fair value described above, was reclassified from equity to Warrant Derivative liability in accordance with the requirements of EITF 00-19.

At September 30, 2005 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 65% (3) risk-free interest rate of 4.2% and (4) expected life and exercise prices consistent with each individual instrument.

9.          STOCKHOLDERS’ EQUITY TRANSACTIONS

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

As described more fully in Note 11 – ACT Group Settlement, the Company issued warrants to purchase 422,727 shares of common stock at $2.20 per share. The warrant agreement provides for a reduction in the exercise price in the event there is a dilutive financing event. The warrant has been valued at $469,966, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 2.85%, and (4) expected life of 3.5 years.

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

10.   OPTIONS OUTSTANDING

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

11.   ACT GROUP SETTLEMENT

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

In connection with the Settlement Agreement, the Company made a cash payment of approximately $332,000 to Plaintiffs, entered into a $600,000 Note Payable described in Note 6 above, and granted a warrant to purchase 422,727 shares of the Company’s common stock at $2.20 per share described in Note 8 above.

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

12.                 LEGAL PROCEEDINGS

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

13.                 SUBSEQUENT EVENT

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

As more fully described in Note 2 in the Notes to Restated Consolidated Financial Statements of this Form 10-QSB/A, the Company has restated its unaudited consolidated balance sheet and consolidated statement of stockholder’s deficit as of September 30, 2005 and for the nine months then ended as previously reported in the Company’s Form 10-QSB  for the quarter ended September 30, 2005.  The restatement had no impact on the consolidated statements of operations, and accordingly, there have been no changes to the Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

This Quarterly Report on Form 10-QSB/A contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements.  Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry.  See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth in Part I, Item 2 of this Quarterly Report on Form 10-QSB for a more complete discussion of these factors.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made.  We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB/A.

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

Dated: March 29, 2006

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