Form 10KSB
period 2005-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2006-03-31
CIK 1140098

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-50295

ADVANCED CELL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0656515 (IRS Employer Identification Number)
1201 Harbor Bay Parkway, Alameda, California (Address of principal executive offices)	94501 (Zip Code)
Registrant's telephone number, including area code: (510) 748-4900

Securities registered pursuant to Section 12(b) of the Act:
 None.

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 par value per share
(Title of Class)

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐ No ☒

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

        State issuer's revenues for most recent fiscal year: $395,007.

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐ No ☒

        The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 16, 2006, was approximately $11,092,681, based on $1.25, the price at which the registrant's common stock was last sold on that date.

        As of March 16, 2006, the registrant had 23,737,130 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        None.

        Transitional Small Business Disclosure Format (check one):    Yes ☐ No ☒

EXPLANATORY NOTE

        We were incorporated under Nevada law in May of 2000. On January 31, 2005, we completed an acquisition, referred to as the acquisition, of Advanced Cell, Inc., a Delaware corporation, formerly known as Advanced Cell Technology, Inc. and referred to as ACT, pursuant to the terms of an agreement and plan of merger dated January 3, 2005. At the time of the transaction, we had only nominal assets and no operating activities. Pursuant to the terms of the merger, a wholly-owned subsidiary of ours merged with and into ACT, with ACT surviving the merger as our wholly-owned subsidiary. As a result of the merger, all of the outstanding shares of the capital stock of ACT were converted, on a pro rata basis, into the right to receive an aggregate of approximately 18,000,000 shares of our common stock. In addition, all outstanding options and warrants to acquire shares of the capital stock of ACT were converted into the right to receive shares of our common stock, and we adopted the ACT stock option plan and all options granted thereunder. Upon completion of the merger, all of our pre-merger officers and directors resigned and were replaced by ACT's officers and directors. As a result of the merger, we effected a complete change of business operations and terminated our pre-merger business and succeeded to, and are continuing the business operations and research efforts of, ACT in the field of biotechnology. On November 18, 2005, we reincorporated the company from the State of Nevada to the State of Delaware pursuant to a merger, referred to as the reincorporation merger, of the company with and into a newly formed Delaware corporation. Immediately following the reincorporation, we completed the merger of ACT with and into the company, so that the separate existence of ACT has ceased. As a result of the acquisition and the reincorporation merger, the registrant is now Advanced Cell Technology, Inc., a Delaware corporation. All references to the "company," "we," "us," or "ours" refer to the registrant; provided however, all references to the "company," "we," "us," or "ours," with respect to events occurring prior to the acquisition refer to ACT.

i

ADVANCED CELL TECHNOLOGY, INC.

ANNUAL REPORT
ON FORM 10-KSB

ii

PART I

Cautionary Statement Regarding Forward-Looking Statements

        This annual report on Form 10-KSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "budgets," "potential," "continue" and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See "RISK FACTORS" set forth on page 20 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.    DESCRIPTION OF BUSINESS

        Overview.    We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging field of regenerative medicine.

        We have developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of embryonic stem cell research. We believe that our intellectual property represents one of the strongest portfolios in the field. We employ a team including some of the world's leading scientists in the field of stem cell research and development. We believe our technology base, in combination with our know-how, provides a competitive advantage and will facilitate the successful development and commercialization of products for use in treatment of a wide array of chronic degenerative diseases and in regenerative repair of acute disease, such as trauma, infarction and burns.

        Our belief that our intellectual property represents one of the strongest portfolios in the field is supported by:

  •
  the size, date and pace of filing, and focus of the portfolio,

  •
  the relative immaturity of this field of study, and

  •
  the limited number of truly competitive portfolios of intellectual property.

        Regenerative medicine is a new and emerging field of study involving development of medical therapies based on advances in stem cell and nuclear transfer technology. We have developed and maintain a broad portfolio with ownership or exclusive licensing of over 30 issued patents and over 280 patent applications in the field of regenerative medicine and related technologies. This significant volume of patents and patent licenses has been developed in the short span of approximately the past eight years.

        Although we have strong competitors in this field, there are a limited number of companies operating in this field. We believe our intellectual property portfolio compares favorably with those of our competition based upon its size, focus and filing dates.

        With respect to the focus of our portfolio, we believe that somatic cell nuclear transfer and chromatin transfer are, and will prove to be, one of the technological keys to successful development of stem cell therapies. See "DESCRIPTION OF BUSINESS—Cellular Reprogramming" on page 4 of this annual report on Form 10-KSB. We believe our patent rights include one of only two core patent estates supporting somatic cell nuclear transfer technology and chromatin transfer technology. We believe that only one other known patent estate, held by Roslin Institute, derived from the cloning of Dolly, the first cloned sheep, is comparable to ours. However, in contrast with Roslin, we own or have license to numerous other technologies for dealing with transplant rejection, including means of activating oocytes during nuclear transfer, parthenogenesis, transdifferentiation, and dedifferentiation. Our intellectual property also includes patent rights and applications for specific applications of stem cell technology in producing retinal pigment epithelium, hemangioblasts, and dermal cells, and numerous methods and compositions for the use of these technologies and derived cells in heart disease, immunodeficiency estates and cancer.

        This is a young and emerging field. There can be no assurances that our intellectual property portfolio will ultimately produce viable commercialized products and processes; however, at this early stage of development, our intellectual property and science team are well-recognized leaders in the field. See "RISK FACTORS—Risks Relating to Our Technology" on page 22 of this annual report on Form 10-KSB.

        All of our research efforts to date are at the level of basic research or in the pre-clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team, our facilities and our capital, to accelerate the advancement of our stem cell technologies. In addition, we are pursuing strategic collaborations with members of academia, industry and foundations to further accelerate the pace of our research efforts. We are currently headquartered in Alameda, California, with additional research and development offices in Worcester, Massachusetts. We recently established a research facility in California, where voters passed Proposition 71 in November 2004, which is described more fully under the heading "DESCRIPTION OF BUSINESS—California Proposition 71" above.

        The Field of Regenerative Medicine.    The emerging field of treatment called "regenerative medicine" or "cell therapy" refers to treatments that are founded on the concept of producing new cells to replace malfunctioning or damaged cells as a vehicle to treat disease and injury. Our focus is the development of effective methods to generate replacement cells from stem cells. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. This is especially true of diseases associated with aging such as Alzheimer's disease, Parkinson's disease, type II diabetes, heart failure, osteoarthritis, and aging of the immune system, known as immunosenescence. This is also true for medical conditions resulting from damage to cells due to acute disease, such as trauma, infarction and burns. We believe that replacing damaged or malfunctioning cells with fully functional ones may be a useful therapeutic strategy in treating many of these diseases and conditions.

        A stem cell is a cell that has the ability to branch out and change, or differentiate, into two or more different cell types. Stem cells are self-renewing primitive cells that have the ability to develop into functional, differentiated cells. In general, there are two broad categories of stem cells: adult stem cells and embryonic stem cells. Adult stem cells are derived from various tissues in the human body. Because they can branch out into many different cell types, they are referred to as "multipotent." Multipotent means these cells develop into multiple, but not all, types of cells in the body. Embryonic stem cells, referred to as ES cells, which are derived from pre-implantation embryos, are unique because they are "pluripotent," which means that they can develop into all cells and tissues in the body, and they self-renew indefinitely in their undifferentiated state. The ability of ES cells to divide indefinitely in the undifferentiated state without losing pluripotency is a unique characteristic that distinguishes them from all other stem cells discovered to date in humans. Because of the potential of ES cells, one of our primary efforts is the development and commercialization of ES cell based technologies.

        Since the discovery of the human ES cell, medical researchers worldwide have generally recognized the significance of this new technology and have begun to focus research on the translation of this discovery into important new therapies. Specifically, researchers have focused on several key challenges including:

  •
  isolating and purifying cell lines,

  •
  growing stable cell lines in culture for long periods without mutations,

  •
  manufacturing cell lines in numbers sufficient for therapy,

  •
  differentiating ES cells into all of the cell types desired for therapies, and

  •
  solving the potential rejection of ES cells used in therapies due to immuno-incompatibility with the patient.

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

POTENTIAL U.S. PATIENT POPULATIONS FOR CELL-BASED THERAPIES

Medical Condition	Number of Patients*
Cardiovascular disease	70 million
Autoimmune disease	50 million
Diabetes	18 million
Osteoporosis	10 million
Cancer	10 million
Alzheimer's disease	4.5 million
Parkinson's disease	1 million
Burns (severe)	1.1 million
Spinal-cord injuries	0.25 million
Birth defects	0.15 million/year

*
These estimates are based on the most current patient estimates published by the following organizations as of April 2005: the American Heart Association, the American Autoimmune Related Diseases Association, SEER (Surveillance, Epidemiology and End Result), American Burn Association, March of Dimes, the Alzheimer's Association, the Alzheimer's Disease Education & Referral Center (National Institute on Aging), the National Institutes of Health's National Institute on Neurological Disorders and Stroke, the Foundation for Spinal Cord Injury Prevention, Care &

  Cure, the Centers for Disease Control and Prevention, the American Association of Diabetes Educators, the Northwest Parkinson's Foundation and the Parkinson's Action Network.

        Our Technology.    The ability to produce embryonic stem cells that are immunologically compatible with the patient is the hallmark and the strength of our technology platform. We believe our technology platform will enable the transformation of a patient's cells into an embryonic state where those cells can be differentiated into specific therapeutically relevant cell types that are genetically identical to the patient. We believe our technology may also enable the production of stem cell lines, from sources external to the patient, that have a sufficiently high level of histocompatibility to be useful in making cell therapies readily accessible to a large segment of the patient population, without the need for exact genetic matching of tissues. As a result, our technology avoids reliance on more limited approaches that involve use of cell lines that are not histocompatible with the recipient, or therapies based upon use of adult stem cells.

        In August 2001, the President of the United States set guidelines for federal funding of research on embryonic stem cells from human embryos created by in-vitro fertilization, referred to as IVF. IVF-ES cells have the drawback that they are not genetically matched to the recipient patient. These ES cells are allogeneic. The word allogeneic literally means "other DNA type." Therapies using allogeneic cell lines can result in immune system incompatibilities where the host immune system attacks and rejects the transplanted cells or the transplanted cells attack the host. These incompatibilities may be partially suppressed with powerful immunosuppressive drugs, but the side effects can be severe and result in life-threatening complications. As a result, these incompatibilities will generate significant inefficiencies in the application of cell therapies.

        Our approach also differs from that of technologies limited to the use of adult stem cells. The principal drawbacks to therapies based exclusively on the use of adult stem cells are that these cells are neither pluripotent, nor "youthful." Adult stem cells are multipotent, which means that, unlike pluripotent stem cells, they cannot be differentiated into all cell types of the human body. Their usefulness is inherently limited in this regard. With respect to their lack of "youthful" characteristics, adult stem cells are intrinsically mortal. Cellular aging is caused by shortening telomeres, which are the ends of chromosomes. ES cells are immortal, telomerase positive cells. Through nuclear transfer, we have been successful in regenerating cell lifespan through the reactivation of telomerase, an enzyme concerned with the formation, maintenance and renovation of telomeres.

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

        Cellular Reprogramming.    This research program involves development of therapies based on the use of genetically identical pluripotent stem cells generated by our cellular reprogramming technologies. These technologies can be used to generate patient-specific pluripotent cells and tissues for transplantation. We believe our technology platform will enable the transformation of a patient's cell into pluripotent ES cells that are histocompatible with the patient and have the potential to be differentiated into any of the over 200 different human cell types that may be therapeutically relevant in treating diseased or destroyed tissues in human patients. We expect that our cellular reprogramming technologies will offer a new avenue for the introduction of targeted genetic modifications in cells and for the regeneration of cell lifespan, thereby making youthful cells available for aging patients. The combination of these advances, the ability to produce young cells of certain kinds that are histocompatible with the patient, is a core potential application of our technology. We believe these cellular reprogramming technologies will be effective therapies where there is time to prepare customized therapy through reprogramming of the patient's own cells.

        Some of the technologies that support our cellular reprogramming program are somatic cell nuclear transfer, chromatin transfer, and fusion technologies.

        Somatic cell nuclear transfer, referred to as SCNT, refers to the process wherein a body cell is transferred to an egg cell from which the nuclear DNA has been removed. This results in the body cell being "reprogrammed" by the egg cell. This reprogramming transforms the cell from the type of cell it was, for instance a skin cell, into an embryonic cell with the power to become any cell type in the body. A related technology is called chromatin transfer. Through this technology, the DNA and attached proteins, or chromatin, of the somatic cell is reprogrammed prior to transfer into an egg cell. Chromatin transfer has the potential to improve the efficiencies and therefore reduce the cost of nuclear transfer. We believe that one critical advantage of our proprietary SCNT and chromatin transfer technologies is that the cells are "rejuvenated" by returning the cell to a youthful state. This is important because these youthful cells will have the proliferative capacity of young cells. These healthy replacement cells, which would be genetically identical to the patient's own cells, would then be used for cell transplantation.

        Our fusion technologies involve the fusion of the cytoplasm of one cell into another. In the same manner that the cytoplasm of an egg cell is capable of transforming any cell back to an embryonic state, the fusion of the cytoplasm of other cell types, including differentiated cell types (such as blood cells) is capable of reprogramming another cell type, such as a skin cell. These technologies have the potential of transforming a cell from a patient into another medically-useful cell type also identical to the patient. They also have the potential to fuse the cytoplasm of undifferentiated cells, such as embryonic stem cells, with somatic cells to transport the somatic cell DNA back to pluripotency. We believe that the fusion technology we are developing can be developed into as broad and powerful a technique as SCNT, producing histocompatible, youthful stem cells that are multi and potentially even pluripotent. If successfully developed, this technology may also provide a pathway that does not utilize human egg cells which would reduce the cost of the procedure and increase the number of patients that could benefit from its implementation.

        Reduced Complexity Program.    We believe our proprietary technology may be applied to generate readily available cell therapy products for patients with acute medical needs that do not allow time for patient-specific reprogramming of cells. We believe several of our proprietary technologies may be used to generate a wide array of readily available stem cell therapies for rapid deployment across a broad patient population without the need for time-consuming, patient-specific reprogramming of cells. Current organ and tissue transplantation technology requires that there be a high degree of compatibility between the donated organ or tissue and the recipient. Genes for histocompatibility antigens, or HLA genes, play a critical role in achieving donor/recipient compatibility and resulting transplant success. We are developing our reduced complexity technology with the goal of assembling a bank of stem cell lines that are homozygous in the HLA genes.

        We believe the result of this technology will be that a bank of at most a few hundred cell lines will provide a close enough match that, together with immunosuppressive drugs, stem cell therapies for certain common applications will be achievable in most patients. One example of a potential application is introduction of stem cell therapy on a time-sensitive basis in the case of heart attack to repair damaged heart tissue. Timely, cost-effective introduction of cell therapies will be critical to commercial application. Without reduced complexity technology, producing a readily- available, off-the-shelf supply may require many hundreds of thousands of cell lines.

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

        We have several different technologies we believe may be used to create a bank of stem cells with reduced complexity in the HLA genes. One of several such technologies is called parthenogenesis. Parthenogenesis is similar to somatic cell nuclear transfer; however there is no somatic cell being transferred. We use our proprietary technology to take one egg cell and stimulate it to begin cell division as though it has been fertilized. This results in a parthenote or a blastocyst with a duplicate set of the egg's chromosomes from which we can harvest ES cells. This duplication gives a parthenote a full complement of genes. We believe parthenogenesis and certain of our other technologies could be used to generate a master cell bank of clean homozygous stem cell lines that could provide matches for a majority of the U.S. patient population.

        Stem Cell Differentiation.    Regenerative medicine requires that stem cells, from whatever source derived, be differentiated, or re-differentiated, into specific body cell types and then physically transplanted into a patient. Differentiation into tissues such as cardiac muscle, blood, and other tissues occurs spontaneously in ES cells being cultured in a dish. Successful application of stem cell technology will require control over the specific kinds of cells into which stem cells differentiate. Control of differentiation and the culture and growth of stem and differentiated cells are important current areas of research for us. Also, some chemicals, such as retinoic acid, can be used to trigger differentiation into specific cell types such as nerve cells. We intend to pursue differentiation approaches both in-house and through collaborations with other researchers who have particular interests in, and skills related to, cellular differentiation. These efforts include using both animal and human stem cell lines. Our research in this area includes projects focusing on developing many different cell types that may be used in the future to treat a wide range of diseases. Currently our researchers are working on projects to generate stable cell lines including retinal pigment epithelium, or RPE, cells, skin cells, and hemangioblast cells. In the future, our researchers may also focus on various projects to generate other cell types, including neuronal, lung, heart, liver and pancreatic beta cells.

        Our researchers were the first to report the successful generation of several stable lines of retinal pigment epithelium cells from human ES cells. Our scientific team has refined our ability to purify and establish banks of these cell lines. We are currently conducting pre-clinical research in the restoration of visual loss in small animal models to determine if these cells may be used to treat disorders such as macular degeneration and retinitis pigmentosa.

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

        Additionally, our research is also focused on an important cell type called the hemangioblast. Hemangioblasts are a newly-characterized stem cell capable of differentiating into both hematopoietic, meaning blood cell forming, and angiogenic, meaning blood vessel endothelium forming, cells. We believe it will be possible to utilize hemangioblast cells in engraftment to repair age-related endothelial dysfunction associated with numerous significant age-related diseases, including cardiovascular disease, stroke, and even perhaps cancer. We have demonstrated in a mouse model that nuclear transfer-derived hemangioblast cells were able to regenerate myocardium in an infarcted mouse heart. In addition, we have recently completed a project using nuclear transfer technology to produce hemangioblasts in a bovine model. The nuclear transfer-derived hemangioblasts were transplanted into the original adult animals and persisted and multiplied in the blood and lymph supply of those cows, demonstrating a significant competitive advantage over adult stem cells. We believe that demonstrating long-term success of these techniques in animal models may translate into future applications in humans. Results from our on-going pre-clinical research programs will ultimately determine what clinical applications we choose to initially pursue in human clinical trials.

        Potential Commercial Applications of our Technologies.    We believe that, if successfully developed, stem cell-based therapy has the potential to provide treatment for a broad range of acute and chronic degenerative diseases. We believe the potential applications of cell-based therapeutics include:

  •
  hematopoietic cells for blood diseases and cancer,

  •
  myocardial and endothelial vascular tissue for cardiovascular disease,

  •
  skin cells for dermatological conditions,

  •
  retinal pigment epithelium cells as treatment for macular degeneration and retinal pigmentosis,

  •
  neural cells for spinal cord injury, Parkinson's disease and other neuro-degenerative diseases,

  •
  pancreatic islet ß cells for diabetes,

  •
  liver cells for hepatitis and cirrhosis,

  •
  cartilage cells for arthritis, and

  •
  lung cells for a variety of pulmonary diseases.

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

        The following table identifies the issued patents we own or license that we believe currently support our technology platform.

Owned by Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
6,808,704	US	09/06/00	10/26/04	02/18/2021	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
518191	New Zealand	10/13/00	05/10/04	10/13/2020	Method of Differentiation of Morula or Inner Cell Mass Cells and Method of Making Lineage-Defective Embryonic Stem Cells
516236	New Zealand	06/30/00	08/07/05	06/30/2020	Cytoplasmic Transfer to De-Differentiate Recipient Cells
783162	Australia	09/06/00	01/12/06	09/6/2020	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
531844	New Zealand	09/06/00	02/08/05	09/06/2020	Telomere Restoration and Extension of Cell Life-Span in Animals Cloned from Senescent Somatic Cells
521711	New Zealand	04/16/01	07/07/05	04/16/2021	Pluripotent Cells Comprising Allogenic Nucleus and Mitochondra

University of Massachusetts Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
6,235,970	US	09/22/97	05/22/01	01/10/2017	CICM Cells and Non-Human Mammalian Embryos Prepared by Nuclear Transfer of a Proliferating Differentiated Cell or its Nucleus
6,235,969	US	07/03/97	05/22/01	01/10/2017	Cloning Pigs Using Donor Nuclei from Non-Quiescent Differentiated Cells
6,215,041	US	01/08/98	04/10/01	01/10/2017	Cloning Using Donor Nuclei from a Non-Quiescent Somatic Cells
6,156,569	US	08/04/97	12/05/00	08/04/2017	Prolonged Culturing of Avian Primordial Germ Cells (PGCs) Using Specific Growth Factors, Use Thereof to Produce Chimeric Avians
5,994,619	US	12/16/96	11/30/99	04/01/2016	Production of Chimeric Bovine or Porcine Animals Using Cultured Inner Cell Mass Cells
5,945,577	US	01/10/97	08/31/99	01/10/2017	Cloning Using Donor Nuclei from Proliferating Somatic Cells
5,905,042	US	04/01/96	05/18/99	04/01/2016	Cultured Inner Cell Mass Cell Lines Derived from Bovine or Porcine Embryos
521426	New Zealand	03/26/01	11/11/04	03/26/2021	Prion-Free Transgenic Ungulates
521026	New Zealand	02/26/01	01/13/05	02/26/2021	Production of Mammals which Produce Progeny of a Single Sex

518365	New Zealand	10/27/00	08/12/04	10/27/2020	Gynogenetic or Androgenetic Production of Pluripotent Cells and Cell Lines, and Use Thereof to Produce Differentiated Cells and Tissues
517609	New Zealand	09/14/00	06/08/04	09/14/2020	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation and Method for Enhancing Embryonic Development by Genetic Alteration of Donor Cells or by Tissue Culture Conditions
519346	New Zealand	05/10/00	06/08/04	05/10/2020	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
759322	Australia	03/02/99	07/24/03	03/02/2019	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
506808	New Zealand	03/02/99	03/29/04	03/02/2019	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
502713	New Zealand	08/04/98	01/05/04	08/04/2018	Production of Avian Embryonic Germ (EG) and Embryonic Stem (ES) Cell Lines by Prolonged Culturing of PGCs Use Thereof of Cloning and Chimerization
502712	New Zealand	08/04/98	05/12/03	08/04/2018	Avian Primordial Germ Cell (PGC) Cell Line and a Method for Long Term Culturing Thereof
742840	Australia	07/01/98	08/01/02	07/01/2018	Cloning Pigs Using Donor Nuclei from Differentiated Cells
502124	New Zealand	07/01/98	05/12/03	07/01/2018	Cloning Pigs Using Donor Nuclei from Differentiated Cells
742363	Australia	01/05/98	01/03/02	01/05/2018	Cloning Using Donor Nuclei from Differentiated Fetal and Adult Cells
334016	New Zealand	07/28/97	12/07/00	07/28/2017	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
717529	Australia	03/24/97	07/13/00	03/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos
126416	Israel	03/24/97	09/21/04	03/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos
332159	New Zealand	03/24/97	06/08/00	03/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos
782846	Australia	10/27/00	12/15/05	10/27/2020	Gynogenetic or Androgenetic Production of Pluripotent Cells and Cell Lines, and Use Thereof to Produce Differentiated Cells and Tissues
1,007,633	Europe	08/04/98	10/19/05	08/04/2018	Avian Primordial Germ Cell (PGC) Cell Line and a Method for Long Term Culturing Thereof
1,019,491	Europe	08/04/98	12/07/05	08/04/2018	Production of Avian Embryonic Germ (EG) Cell Lines by Prolonged Culturing of PGPS, Use Thereof For Cloing and Chimerization
938550	Europe	03/24/97	02/22/06	02/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos

Genzyme Transgenics Corp. Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
6,580,017	US	04/23/99	06/17/03	04/23/2019	Methods of Reconstructed Goat Embryo Transfer
6,528,699	US	02/24/98	03/04/03	02/24/2018	Transgenically Produced Non-Secreted Proteins
517930	New Zealand	09/27/00	05/10/04	09/27/2020	Methods of Producing Cloned and Transgenic Mammals
88117	Singapore	10/16/00	03/31/04	10/16/2020	Methods of Producing a Target Molecule in a Transgenic Animal and Purification of the Target Molecule
518263	New Zealand	10/16/00	07/05/04	10/16/2020	Methods of Producing a Target Molecule in a Transgenic Animal and Purification of the Target Molecule

Infigen Non-Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date	Title
6,700,037	US	12/28/00	03/02/04	11/24/2018	Method of Cloning Porcine Animals
6,680,199	US	05/22/00	01/20/04	03/05/2016	In Vitro Activation of Mammalian Oocytes and Use in Cloning Procedures
6,603,059	US	10/16/00	08/05/03	03/06/2017	Ungulates Produced By Sequential Nuclear Transfer
6,395,958	US	07/15/99	05/28/02	03/06/2017	Method of Producing a Polypeptide In an Ungulate
6,258,998	US	11/24/98	07/10/01	11/24/2018	Method of Cloning Porcine Animals
6,194,202	US	03/04/96	02/27/01	02/10/2013	Parthenogenic Oocyte Activation
6,077,710	US	10/21/98	06/20/00	02/10/2013	Parthenogenic Oocyte Activation
6,011,197	US	01/28/99	01/04/00	03/06/2017	Method of Cloning Bovines Using Reprogrammed Non-Embryonic Bovine Cells
5,843,754	US	06/06/95	12/01/98	12/01/2015	Parthenogenic Bovine Oocyte Activation
5,496,720	US	02/10/93	03/05/96	03/05/2013	Parthenogenic Oocyte Activation
5,453,366	US	03/15/93	09/26/95	09/26/2012	Method of Cloning Bovine Embryos
5,374,544	US	01/15/92	12/20/94	12/20/2011	Mutated Skeletal Actin Promoter
4,994,384	US	10/27/87	02/19/91	02/19/2008	Multiplying Bovine Embryos

        The fundamental consequence of patent expiration is that the invention covered by that patent will enter the public domain. However, the expiration of patent protection, or anticipated patent protection, for the bulk of our portfolio is not scheduled to begin for approximately fifteen years. Due to the rapid pace of technology development in this field, and the volume of intellectual property we anticipate will be generated over the next decade, it is unlikely that the expiration of any existing patents or patent rights would have an adverse affect on our business. Due to our current stage of development, as described under the heading "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" appearing elsewhere in this annual report on Form 10-KSB, our existing patent portfolio is not currently supporting a marketed product, so we will not suffer from any reduction in product revenue from patent expiration. Any actual products that we develop are expected to be supported by intellectual property covered by current patent applications that, if granted, would not expire for 20 years from the date first filed. For example, our patent rights under the University of Massachusetts license listed in the patent table, above, do not begin to expire until 2016. Due to the early stage of our business, we differ from, for example, the pharmaceutical industry where the loss of a key significant patent can result in contemporaneous loss of products, programs or revenues. As our table demonstrates, our business is at the front end of the patent protection spectrum and is not expected to be significantly impacted by expiration of existing patents or patents issued in response to existing applications.

  Research and License Agreements.

        Licenses of Intellectual Property to Us.    The following summarizes technology licensed to us.

  •
  University of Massachusetts License. On February 1, 2002 and April 16, 1996, we entered into exclusive license agreements with the University of Massachusetts, as amended by amendments dated September 1, 1997, May 31, 2000 and September 19, 2002. Pursuant to these agreements, the University of Massachusetts, referred to as UMass, exclusively licensed to us certain biological materials, patent rights and related technology for commercialization in specified fields. The license agreements require us to use diligent efforts to develop licensed products and licensed services and requires us to pay certain royalties, minimum annual royalties, milestone payments and sublicense income to UMass. UMass received 73,263 shares of common stock of the Company as partial consideration of the license granted.

  •
  2002 License. Under the 2002 license, UMass licenses to us certain patent rights relating to the cloning of non-human animals for use in connection with the development, manufacture and sale of products and services in the field of non-human animals for agriculture, companion animals, research and diagnostic products, non-human and human therapeutics, and neutraceuticals, except production of immunoglobulin in the blood of Bos taurus and Bos indicus. We are required to pay royalties to UMass ranging from 1.5% to 2.0% based on the covered product or service. We agreed to pay minimum royalty payments of $15,000 on the first and second anniversary of the agreement, $20,000 on the third anniversary, $25,000 on the fourth anniversary, and increasing to $45,000 on the fifth anniversary and for each year thereafter. We also agreed to make milestone payments to UMass of up to $1,630,000 upon the achievement of various development and commercialization milestones. Finally, we have agreed to pay UMass 18% of all sublicense income.

  •
  1996 License. The 1996 license covers certain patent rights, biological materials and know-how related to the cloning of non-human animals and cells for use in cell fields except the production of immunoglobulin in the blood of Bos taurus and Bos indicus. We are required to pay royalties ranging from 2.5% to 4.5% on net sales of products and services covered by the license, and minimum royalty payments in the amount of $15,000 per year (beginning on the later of the fourth year after the effective date of the agreement or the completion of certain clinical trials) for net sales on products and services for use in human therapeutics, and $30,000 per year (beginning in the third year after the effective date of the agreement) for net sales on products and services for all uses other than in human therapeutics. UMass agreed to waive minimum royalty payments during any calendar year in which we fund research at UMass in the aggregate amount of $300,000. There are no milestone payments. We agreed to pay UMass 18% of all sublicense income except for equity. With respect to equity, we are required to pay UMass an amount equal to 10% of the total equity we receive for any transfer of rights under the 1996 license.

            Both the 2002 agreement and the 1996 agreement remain in effect until all issued patents within the patent rights licensed under the agreement have expired, or for a period ten years after the effective date of the agreement if no patents have issued within that ten-year period. Each party has the right to terminate the agreement upon the occurrence of a material uncured breach. We also have the right to terminate at any time for any reason with ninety days' written notice.

  •
  GTC License. On September 25, 1997, we entered into a development and commercialization agreement with GTC Biotherapeutics, formerly known as Genzyme Transgenics Corporation, which was superseded by an exclusive development and license agreement dated June 8, 1999, pursuant to which each party exclusively licensed to the other certain patent rights and technology for use in defined fields and pursuant to which we agreed to provide certain related services. The agreement also requires each party to disclose to the other on a periodic basis a written report of developments relevant to the other party's field.

  Under the agreement, GTC licenses certain patent rights to us that are useful to:

    •
    human somatic cell nuclear transfer applications for therapeutic purposes and

    •
    the cloning of animals for agricultural purposes, for the production of recombinant proteins, peptides and polypeptides for human transplantation, cells for human transplantation and tissues from human transplantation, but excluding the GTC field.

    In addition, under the agreement we license to GTC certain patent rights and know-how useful to the cloning of animals for all purposes for the production of biopharmaceutical agents in milk, including, but not limited, proteins, peptides and polypeptides for pharmaceutical, neutraceutical or other use.

    Under the agreement, we agreed by September 1, 2000, to produce at least 20 cloned hSA cows (cows produced with our technology that are transfected with a GTC recombinant DNA construct and contain the hSA transgene and express hSA in their milk for the purpose of transgenic production of milk products).

    We are required to pay GTC a royalty in the amount of 3% of net sales of products covered by the GTC license, which is reduced to 2% in the event net sales of such products exceed $25 million per calendar quarter for two consecutive calendar quarters. GTC is required to pay royalties to us in the amount of 2% of net sales of products consisting of hSA produced in the milk of hSA cows, which is reduced to 1% in the event net sales exceed $12,500,000 per calendar quarter for two consecutive calendar quarters, and 3% of net sales of products consisting of proteins other than hSA in the milk of transgenic animals, which is reduced to 2% in the event sales exceed $25 million per calendar quarter for two consecutive quarters. GTC agreed to pay us an annual fee of $100,000 to maintain exclusivity rights granted to GTC, which may be increased to $1 million if GTC does not enter into agreements with third parties to develop two additional products covered by the patent rights licensed to GTC under the agreement every two years. Each party also agrees to pay to the other 25% of any and all fees obtained in connection with the sublicensing of the other party's intellectual property. There are no milestone payments under the agreement. The licenses granted in the agreement continue in force until the expiration of all patent rights included in the licenses. The agreement may be terminated by either party in the event of an uncured breach.

  •
  Wake Forest License. On January 26, 2001, we entered into a materials and research data license agreement with Wake Forest University, pursuant to which WFU granted to us a worldwide, exclusive, royalty-free, perpetual and irrevocable right and license to use certain data and stem cells and stem cell cultures created by us from biological materials provided by WFU to us for specified purposes only. The agreement allows us to utilize certain primate skin cells and ovary materials produced by WFU and transferred to us pursuant to an agreement relating to the transfer of biological materials. There are no milestone payments. There are no royalty requirements unless we desire to negotiate a commercial license for use of the biological materials provided to us by WFU. WFU received 60,000 shares of common stock of ACT Group, Inc., a now dissolved Delaware corporation referred to hereinafter as ACT Group. We have agreed to provide WFU samples of stem cells for WFU's research, education and teaching purposes and we have a first option to obtain an exclusive license to any intellectual property rights claimed by WFU in connection with the use of such stem cells. The term of the license granted is perpetual and irrevocable absent a breach by us.

  •
  Infigen License. On August 1, 2003, we entered into a non-exclusive sublicense agreement with Infigen, Inc., pursuant to which each party non-exclusively licensed to the other certain patent rights and technology for use in defined fields. The license was entered into in connection with litigation that was then pending in Massachusetts Superior Court and in connection with a Final Settlement Agreement dated August 6, 1999 between the parties pursuant to which, among other things, Infigen licensed to us certain patents and patent applications. In connection with the license, we entered into a settlement agreement and general release with Infigen regarding the then-pending litigation. The license requires each party to pay to the other certain sublicense income and royalty payments on the net sales of products or services sold by each party using the other party's patent rights.

    Under this agreement, we license certain patent rights to Infigen that are relevant to the "Infigen Field," namely: (a) the research and discovery of genes or proteins or other molecules that play a role in the reprogramming of cells; (b) the development, making, using, selling, offering to sell or importing of products that are composed of non-human cells or tissues or a formulation including such cells or tissues, for the purpose of xenotransplantation of such cells, tissues, or organs for therapy in humans; (c) the development, making, using, selling, or importing of proteins (excluding all immunoglobulin which is not sheep immunoglobulin) produced in the blood of cloned animals; and (d) the development, making, using, selling or offering to sell genetically modified or non-genetically modified or non-genetically modified ovine, bovine and porcine animals as models of human disease.

    Infigen licenses to us certain patent rights that are relevant to the "ACT Cell Therapy Field," namely: the development, making, using, selling, offering to sell or importing of therapeutic products that are composed of (a) human cells for human cell therapy, or a formulation including such cells (with or without genetic modification), and the rendering of services that relate to the production of such products, or (b) non-human animal cells for veterinary cell therapy, or a formulation including such cells (with or without genetic modification) and the rendering of services that relate to the production of such products. The parties have agreed to pay each other a royalty equal to 1.5% of the net commercial sales of products and services covered by the license. There are no minimum royalty payments and no milestone payments. The licenses granted under the agreement continue until the expiration of all patent rights covered by the licenses. The agreement may be terminated by either party for an uncured breach.

  •
  WiCell License. In March 2002, we entered into an industry research license and material transfer agreement with WiCell Research Institute, Inc., referred to as WiCell, pursuant to which WiCell granted to us a non-exclusive license, with no right to sublicense, to make, use and sell or otherwise transfer certain primate embryonic stem cells and derivatives thereof for internal research purposes and to receive such primate embryonic stem cells or derivatives from third parties for internal research purposes. In consideration of the license granted to us by WiCell, we agreed to pay a license fee of $100,000 and an annual maintenance fee of $25,000. The license includes a grant from us to WiCell of a non-exclusive, royalty-free, irrevocable, paid-up research license under any inventions made by or for us to the extent that such inventions are a modification of an invention described in the licensed patent rights.

        Exclusive Licenses of Intellectual Property By Us.    The following summarizes licenses from us to third parties.

  •
  GTC License. On June 8, 1999, we entered into an exclusive development and license agreement with GTC Biotherapeutics. See description of this agreement above.

  •
  Exeter Life Sciences License. On October 22, 2003, we entered into an exclusive license with Exeter Life Sciences, Inc., pursuant to which we exclusively licensed to Exeter certain technology and patent rights for use in the fields of agriculture, endangered species, companion animals and equine animals. The license also grants Exeter a right of first negotiation to any improvement patents that are obtained by us that relate to the licensed intellectual property or which are useful, necessary or required to develop or manufacture certain animals, cells or tissues within the defined fields of use.

    Under the agreement, we license rights to certain patent rights and technology useful for the fields of use of non-human animals for agriculture, endangered animals and companion animals; excluding production of such animals for the primary purpose of producing human and non-human animal therapeutics and human healthcare products, including without limitation the production of biopharmaceutical agents in milk, such as proteins, peptides and polypeptides for pharmaceutical, neutraceutical or other use, and excluding the production of immunoglobulin in the blood of Bos taurus and Bos indicus. The field includes:

    •
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

    •
    the cloning, development, manufacture and sale of endangered species for purposes of researching, aiding, reproducing or assisting in the reproduction of such endangered species;

    •
    the cloning, development, and sale of hircine, ovine, feline, canine and equine animals (as well as any transgenic variance or enhancements thereto) for personal, business or commercial purposes, specifically excluding the sale of these animals as scientific research laboratory subjects; and

    •
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

    In consideration of the rights and licenses granted to Exeter, Exeter paid to us an initial license fee of $1,000,000, and has agreed to pay royalties equal to 5% of the net sales of all products and services covered by the license; provided that, sublicense income for license products that are the progeny of cloned animals covered by the license or products obtained from such progeny, the royalty is 3%. Exeter is required to pay an annual maintenance fee for the license, equal to $100,000 in 2005, increasing annually by $50,000 up to $500,000. Exeter's obligation to pay the annual maintenance fee is suspended unless and until certain intellectual property that is the subject of litigation, namely the matter styled University of Massachusetts v. James M. Robl and Phillipe Collas, Massachusetts Superior Court, Suffolk County, Docket No. 04-0445-BLS, is recovered and licensed to us and included in the license to Exeter. The license also provides that we will refund certain amounts to Exeter if certain conditions concerning the referenced litigation are not met and that we will extend to Exeter rights associated with "improvement patents" that are obtained by us or the University in connection with the referenced litigation or any patent interference or opposition proceedings involving us that relate to the licensed intellectual property or which are useful, necessary or required to develop or manufacture cloned and/or transgenic non-human animals and cloned and/or transgenic cells and tissues from non-human animals within the field of use. The license grants Exeter a right of first negotiation to any improvement patents. There are no milestone payments. Exeter agrees to pay us a total of 25% of all sublicense income under the license. Either party may terminate the agreement in the event of an uncured breach. Exeter may terminate without cause on 60 days' prior written notice to us, or may terminate immediately in the event of a change in law that materially affects Exeter's ability to commercialize the licensed intellectual property under the license.

  •
  Lifeline License. On May 14, 2004, we entered into three license agreements with Lifeline Cell Technology, formerly known as PacGen Cellco, LLC; the licenses were subsequently amended in August 2005. Pursuant to the license agreements, as amended, we licensed to Lifeline, on an exclusive or non-exclusive basis, as applicable, certain know-how and patent rights for, among other things, the research, development, manufacture and sale of human cells for cell therapy in the treatment of human diabetes and liver diseases, and retinal diseases and retinal degenerative diseases. The license agreements requires milestone payments up to $1.75 million in the aggregate. The agreement requires Lifeline to meet minimum research and development requirements. The licenses continue until expiration of the last valid claim within the licensed patent rights. Either party may terminate the agreements for an uncured breach, and Lifeline may terminate the agreement at any time with 30 days' notice.

        Exclusive License Agreement Number 1, as amended, covers patent rights and technology developed by us that are relevant to:

    •
    the research, development, manufacture and sale of human and non-human animal cells for commercial research and

    •
    the manufacture and selling of human cells for therapeutic and diagnostic use in the treatment of human diabetes and liver diseases, and retinal diseases and retinal degenerative diseases.

    Lifeline has agreed to pay us royalties ranging from 3% to 10% on net sales of products and services covered by the license, and a minimum royalty fee of $175,000 in the first year, plus, commencing 12 months after the effective date of the agreement, additional minimum royalty fees in the amount of $15,000 at 12 months, $37,500 at 24 months, $60,625 at 36 months, and $75,000 annually thereafter. Lifeline also agreed to pay a license fee in the amount of $225,000 in the form of a Convertible Promissory Note due and payable June 1, 2007, which may be repaid in cash or stock at our election.

        Exclusive License Agreement Number 2, as amended, covers patent rights and technology developed by UMass relevant to:

    •
    the research, development, manufacture and sale of human and non-human animal cells and defined animal cell lines for commercial research,

    •
    the manufacture and selling of human cells for therapeutic and diagnostic use in the treatment of human diabetes and liver diseases and retinal diseases and retinal degenerative diseases, and

    •
    the use of defined animal cell lines in the process of manufacturing and selling human cells for therapeutic and diagnostic use in the treatment of human diabetes and liver diseases.

    Lifeline is required to pay us royalties ranging from 3% to 12% on net sales of products and services covered by the license, and a minimum royalty fee of $100,000 in the first year, plus, commencing 12 months after the effective date of the agreement, additional minimum royalty fees in the amount of $15,000 at 12 months, $30,000 at 24 months, $45,000 at 36 months, and $60,000 annually thereafter. Lifeline also agreed to pay a license fee in the amount of $150,000 in the form of a Convertible Promissory Note due and payable June 1, 2007, which may be repaid in cash or stock at our election.

    Exclusive License Agreement Number 3, as amended, covers patent rights and technology developed by Infigen relevant to the research, development, manufacture and sale of human cells for cell therapy in the treatment of therapeutic and diagnostic use in the treatment of human diabetes and liver diseases, and retinal diseases and retinal degenerative diseases. Lifeline is required to pay us royalties equal to 6% of net sales of products and services covered by the license, and a minimum royalty fee of $25,000 in the first year, plus, commencing 12 months after the effective date of the agreement, additional minimum royalty fees in the amount of $7,500 at 12 months, $7,500 at 24 months, $6,875 at 36 months, and $15,000 annually thereafter. Lifeline also agreed to pay a license fee in the amount of $225,000 in the form of a convertible promissory note due and payable June 1, 2007, which may be repaid in cash or stock at our election.

        Nonexclusive Licenses of Intellectual Property By Us.    We have entered into numerous nonexclusive license agreements pursuant to which we have granted non-exclusive rights to various parties to use certain patent rights in defined fields. These licenses generally provide for commercialization of our intellectual property and typically contain minimum royalties, milestones and continuing royalties based upon percentages of revenue.

        California Proposition 71.    In November 2004, California State Proposition 71, referred to as Prop. 71, the California Stem Cell Research and Cures Initiative, was adopted by state-wide referendum. Prop. 71 provides for a state-sponsored program designed to encourage stem cell research in the State of California, and to finance such research with State funds totaling approximately $295 million annually for 10 years beginning in 2005. This initiative creates the California Institute for Regenerative Medicine, which will provide grants, primarily but not exclusively, to academic institutions to advance both ES cell research and adult stem cell research. The implementation of Prop. 71 is being challenged in several lawsuits filed in 2005. ES cell research is one of our primary areas of focus. It is unclear whether we are eligible to directly receive Prop. 71 generated funds. However, we intend to apply for any funding that becomes available. We also expect to benefit from collaborations with academic and other institutions eligible for Prop. 71 funding for research in the use of ES cells for various diseases and conditions. ES cell research does not generally qualify for federal funding due to restrictions on embryonic stem cell research. Prop. 71 is specifically targeting research in the embryonic stem cell field. We consider government support to be important confirmation of the quality of our technology, but do not rely on government programs as a significant source of financial support.

        Our Competition.    The biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multinational pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies operating in the fields of regenerative medicine, cell therapy, tissue engineering and tissue regeneration. Many of these companies are well-established and possess technical, research and development, financial and sales and marketing resources significantly greater than ours. In addition, certain smaller biotech companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies' potential research and development and commercialization advantages. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before we do.

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

        Our research and development is based largely on the use of human stem and progenitor cells. The FDA has initiated a risk-based approach to regulating human cell, tissue and cellular and tissue-based products and has published current Good Tissue Practice regulations. As part of this approach, the FDA has published final rules for registration of establishments that engage in the recovery, screening, testing, processing, storage or distribution of human cells, tissues, and cellular and tissue-based products, and for the listing of such products. In addition, the FDA has published rules for making suitability and eligibility determinations for donors of cells and tissue and for current good tissue practice for manufacturers using them, which have recently taken effect. We cannot now determine the full effects of this regulatory initiative, including precisely how it may affect the clarity of regulatory obligations and the extent of regulatory burdens associated with our stem cell research and the manufacture and marketing of stem cell products.

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

        The United States Congress, several states and foreign countries have considered legislation banning or restricting human application of ES cell-based and nuclear transfer based technologies. No assurance can be given regarding future restrictions or prohibitions that might affect our technology and business. In addition, we cannot assure you that future judicial rulings with respect to nuclear transfer technology or human ES cells will not have the effect of delaying, limiting or preventing the use of nuclear transfer technology or ES cell-based technology or delaying, limiting or preventing the sale, manufacture or use of products or services derived from nuclear transfer technology or ES cell-derived material. Any such legislative or judicial development would harm our ability to generate revenues and operate profitably.

        For additional information about governmental regulations that will affect our planned and intended business operations, see "RISK FACTORS" below.

        Employees.    As of March 15, 2006, we had 37 full-time employees, of whom eight hold Ph.D. or M.D. degrees. Twenty-three employees are directly involved in research and development activities and eight are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

RISK FACTORS

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

        We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.    We believe our cash from all sources, including cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations through March 31, 2007. However, without substantial additional financing during this period, we will need to significantly limit our capital and operational spending and will therefore be limited in our ability to advance our scientific efforts or further our efforts to operate profitably.

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

Risks Relating to Competition

        Our competition includes both public and private organizations and collaborations among academic institutions and large pharmaceutical companies, most of which have significantly greater experience and financial resources than we do.    The biotechnology and pharmaceutical industries are characterized by intense competition. We compete against numerous companies, both domestic and foreign, many of which have substantially greater experience and financial and other resources than we have. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases targeted by us. Companies such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, many of which have substantially greater resources and experience in our fields than we do, are well situated to compete with us effectively. Of course, any of the world's largest pharmaceutical companies represents a significant actual or potential competitor with vastly greater resources than ours.

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

        While the marketing of cloned or transgenic animals does not currently require regulatory approval, such approval may be required in the future. We cannot assure you that we would obtain such approvals or that our licensees' products would be accepted in the marketplace. This lack of approval could reduce or preclude any royalty revenues we might receive from our licensees in that field.

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

        We are aware of certain patents that have been granted to others and certain patent applications that have been filed by others with respect to nuclear transfer technologies. The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors' purported patent rights and the technologies they actually utilize in their businesses.

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

Risks Relating to the September 2005 Financing

        If we are required for any reason to repay our outstanding convertible debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.    We have outstanding, as of March 16, 2006, $21,223,750 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187%. Beginning on March 14, 2006, and continuing for each successive month throughout the three year term of the debentures, we are required to redeem, by payment with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures. Unless waived by the holders of the debentures, in order to redeem with shares of our common stock we must satisfy certain conditions which have yet to be satisfied, including such conditions as the listing of our shares of common stock on either the NASDAQ National Market, the NASDAQ Small Cap Market, or the American Stock Exchange. These monthly payments will impact the amount of working capital available to us. The convertible debentures are due and payable on September 14, 2008, unless sooner converted into shares of our common stock. Any event of default could require the early repayment of the convertible debentures, including the accruing of interest on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

        There are a large number of shares underlying our convertible debentures in full, and warrants that are registered and available for sale and the sale of these shares may depress the market price of our common stock. As of March 16, 2006, we had:

  •
  outstanding convertible debentures that may be converted into an estimated 9,227,717 shares of common stock based on a conversion price of $2.30, and

  •
  outstanding warrants to purchase 6,004,902 shares of common stock with an exercise price of $2.53, that were issued in connection with the sale of the convertible debentures.

        Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate.

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

        Payment of mandatory monthly redemptions in shares of common stock will result in substantial dilution.    We expect to satisfy our obligation to redeem 1/30th of the aggregate original principal amount of debentures per month beginning March, 2006 through issuance of additional shares of our common stock. This approach will result in substantial dilution to the interests of other stockholders.

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

        Potential and actual legislation and regulation at the federal or state level related to our technology could limit our activities and ability to develop products for commercial sales, depriving us of our anticipated source of future revenues. For example, in July 2001, the House of Representatives of the United States Congress passed a bill, HR 2505, the "Human Cloning Prohibition Act of 2001." This bill was placed on the calendar of the U.S. Senate in August 2002, where it did not pass. However, similar bills could be introduced in the future aiming to prohibit the use or commercialization of somatic cell nuclear transfer technology or of any products resulting from it, including those related to human therapeutic cloning and regenerative medicine. Such legislation could have a significant influence on our ability to pursue our research, development and commercialization plans in the United States.

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

        If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted. The regulatory process, particularly in the biotechnology field, is uncertain, can take many years and requires the expenditure of substantial resources. Biological drugs and non-biological drugs are rigorously regulated. In particular, proposed human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. We may never obtain regulatory approval to market our proposed products. For additional information about governmental regulations that will affect our planned and intended business operations, see "DESCRIPTION OF BUSINESS—Government Regulation" above.

        Our products may not receive FDA approval, which would prevent us from commercially marketing our products and producing revenues. The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We cannot yet accurately predict when we might first submit any Investigational New Drug, or IND, application to the FDA, or whether any such IND application would be granted on a timely basis, if at all, nor can we assure you that we will successfully complete any clinical trials in connection with any such IND application. Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all. As a result, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue. For additional information about governmental regulations that will affect our planned and intended business operations, see "DESCRIPTION OF BUSINESS—Government Regulation" above.

        For-profit entities may be prohibited from benefiting from grant funding.    There has been much publicity about grant resources for stem cell research, including Proposition 71 in California, which is described more fully under the heading "DESCRIPTION OF BUSINESS—California Proposition 71" above. There is ongoing litigation in California that may delay, or prevent the sale of State bonds that would fund the activities contemplated by California voters. In addition, rules and regulations related to any funding that may ultimately be provided, the type of entity that will be eligible for funding, the science to be funded, and funding details have not been finalized. As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to us, or any for-profit entity.

        The government maintains certain rights in technology that we develop using government grant money and we may lose the revenues from such technology if we do not commercialize and utilize the technology pursuant to established government guidelines.    Certain of our and our licensors' research has been or is being funded in part by government grants. In connection with certain grants, the U.S. government retains rights in the technology developed with the grant. These rights could restrict our ability to fully capitalize upon the value of this research.

Risks Relating to Our Reliance on Third Parties

        We depend on our collaborators to help us develop and test our proposed products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful.    Our strategy for the development, clinical testing and commercialization of our proposed products requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Our collaborators may not cooperate with us or perform their obligations under our agreements with them. We cannot control the amount and timing of our collaborators' resources that will be devoted to our research and development activities related to our collaborative agreements with them. Our collaborators may choose to pursue existing or alternative technologies in preference to those being developed in collaboration with us.

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

General Risks Relating to Our Business

        We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.    Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. Additional discussion regarding litigation in which we are involved is contained in this annual report on Form 10-KSB under the heading "LEGAL PROCEEDINGS."

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

        In our opinion, we have not established and did not maintain effective internal control over financial reporting as of December 31, 2005. We also believe that because of the effect of the material weakness we have identified, we have not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have taken initial remedial steps, and will continue our on-going evaluation of internal controls and expect to improve our internal controls over financial reporting as necessary to assure their effectiveness, but there can be no assurance that we will succeed or that other deficiencies will not be identified.

        We presently have members of management and other key employees located in various locations throughout the country which adds complexities to the operation of the business.    Presently, we have members of management and other key employees located in both California and Massachusetts, which adds complexities to the operation of our business. We have relocated our corporate headquarters to Alameda, California and maintain an additional research facility in Worcester, Massachusetts. We will likely continue to incur significant costs associated with maintaining multiple locations.

        We face risks related to compliance with corporate governance laws and financial reporting standards.    The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 requires that our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. Our independent registered public accounting firm is required to audit both the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of our internal controls. There exist material weaknesses and deficiencies at this time in our internal controls. These weaknesses and deficiencies could have a material adverse effect on our business and operations.

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

        A significant number of shares of our common stock became available for sale in January of 2006 and their sale could depress the price of our common stock.    On January 31, 2006, a significant number of our outstanding securities that were previously restricted became eligible for sale under Rule 144 of the Securities Act.

        Not including the shares of common stock underlying the convertible debentures and the warrants issued in connection with the September 2005 financing, as of March 16, 2006, there are presently approximately 25,813,864 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

        Our common stock is subject to "penny stock" regulations and restrictions on initial and secondary broker-dealer sales.    The Securities and Exchange Commission has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Penny stocks are subject to certain additional oversight and regulatory requirements. Brokers and dealers affecting transactions in our common stock in many circumstances must obtain the written consent of a customer prior to purchasing our common stock, must obtain information from the customer and must provide disclosures to the customer. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to sell your shares of our common stock in the secondary market.

ITEM 2.    DESCRIPTION OF PROPERTIES

        Our headquarters are located at 1201 Harbor Bay Parkway, Alameda, California. Our facilities consist of approximately 15,250 square feet of laboratory and office space. Our sublease for the California facility expires on May 31, 2008. We also lease approximately 14,000 square foot of office and laboratory facilities at 381 Plantation Street in Worcester, MA, which, together with the California facility, provides us the capability of producing necessary quantities of materials sufficient to support our research. We have the facility under an eight year sub-lease which expires on April 30, 2010. In addition, we lease approximately 3,000 square feet of space at 11100 Santa Monica Boulevard in Los Angeles, CA 90025. We do not own any real estate.

ITEM 3.    LEGAL PROCEEDINGS

        Campbell et al. v. Stice et al., Patent Interference Nos. 104,746 and 105,192.    These two interference proceedings were initiated January 30, 2002 at the request of Geron Corporation in an effort to obtain rights to U.S. Patent Nos. 5,945,577 and 6,235,970, which are licensed by Umass exclusively to us. In both proceedings, the Board of Patent Appeals and Interferences issued a decision adverse to us. Both of these decisions are being challenged in proceedings described below. This proceeding and the two proceedings discussed immediately below are referred to as the "Geron-Related Proceedings." An adverse outcome in this litigation could result in our having to license disputed rights from other parties or require us to cease using the disputed technology, either of which could have a material adverse affect on our business. An inability to use disputed technology could require alteration of certain of our business strategies, including our research and development strategies, and we could be prevented from commercializing certain products, which could have a material adverse affect upon our business.

        University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia.    We filed an action on February 18, 2005 in the U.S. District Court for the District of Columbia. We brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of cloning non-human animals. The patent, U.S. Patent No. 5,945,577, is licensed by Umass exclusively to us. No other activities have taken place in this action. The parties are actively engaged in settlement discussions. Adverse determinations in this proceeding would likely have a materially adverse effect on our business.

        University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia.    We filed an action on April 7, 2005 in the U.S. District Court for the District of Columbia. We brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of creating embryonic stem cells. The patent, U.S. Patent No. 6,235,970, is licensed by Umass exclusively to us. The parties are actively engaged in settlement discussions. Adverse determinations in this proceeding would likely have a materially adverse effect on our business.

        University of Massachusetts v. James M. Robl and Philippe Collas, Massachusetts Superior Court (Suffolk County).    UMass filed a complaint on February 22, 2004 in the Superior Court (Suffolk County) for the Commonwealth of Massachusetts. We are not a party to this litigation; however, a decision adverse to UMass in this litigation could have a materially adverse effect on our business. The complaint alleges the misappropriation by the defendants of valuable inventions in the fields of animal cloning and cell reprogramming, made by the defendants at UMass and with UMass support, that are exclusively licensed to us by UMass. The complaint includes counts for declaratory judgment, breach of contract seeking specific performance, injunctive relief and damages, intentional interference with contract and prospective contractual relations, conversion, breach of duty, and breach of the covenant of good faith and fair dealing. We have intervened in the litigation. The parties to the litigation have reached a tentative settlement, but a definitive settlement agreement has not been agreed upon.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On November 18, 2005, we held a special meeting of stockholders. Our board of directors solicited proxies in connection with the special meeting, at which our stockholders approved the reincorporation of the company from the state of Nevada to the state of Delaware pursuant to a merger of the company with and into a newly formed Delaware corporation that was a wholly-owned subsidiary of the company. The results of the votes taken at the special meeting were as follows:

Votes For	Votes Against or Withheld	Abstentions
10,610,428	4,150	200

        Our annual stockholders meeting was held on December 28, 2005. At the annual meeting, the stockholders approved the re-election of William M. Caldwell, IV, Michael D. West, Alan C. Shapiro, Alan G. Walton and Erkki Ruoslahti to serve as our directors until the 2006 Annual Meeting of Stockholders. The results of the votes taken at the annual meeting were as follows:

Name of Director	Votes For	Votes Against or Withheld	Abstentions
William W. Caldwell, IV	12,066,682	0	600
Michael D. West, Ph.D.	12,065,382	1,300	600
Alan C. Shapiro, Ph.D.	12,066,582	100	600
Alan G. Walton, Ph.D., D.Sc.	12,066,382	300	600
Erkki Ruoslahti, M.D., Ph.D.	12,065,282	1,400	600

PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

        Our common stock is quoted on the OTC Bulletin Board under the symbol "ACTC." For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. We have provided price information for the fiscal year 2005 only, in so far as we believe that the trading of our common stock prior to the merger consummated on January 31, 2005 is not material due to the fact that we effected a complete change of business operations following such merger.

Fiscal Year 2005	High Bid	Low Bid
First Quarter	$7.00	$1.90
Second Quarter	$4.50	$2.65
Third Quarter	$2.90	$2.00
Fourth Quarter	$2.95	$1.84

        Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser's written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Holders

        As of March 16, 2006, there were approximately 1005 record owners of our common stock.

        We have never paid cash dividends and have no plans to do so in the foreseeable future. Our future dividend policy will be determined by our board of directors and will depend upon a number of factors, including our financial condition and performance, our cash needs and expansion plans, income tax consequences, and the restrictions that applicable laws, our current preferred stock instruments, and our future credit arrangements may then impose.

Dividends

        Currently under Delaware law, unless further restricted in its certificate of incorporation, a corporation may declare and pay dividends out of surplus, or if no surplus exists, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year (provided that the amount of capital of the corporation is not less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets).

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Recent Sales of Unregistered Securities

        Set forth below is disclosure relating to all sales of unregistered securities over the last three fiscal years. The issuances of the equity securities described below were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, relating to sales by an issuer not involving a public offering, and/or pursuant to the requirements of one or more of the safe harbors provided in Regulation D under the Securities Act or, in the case of equity compensation to employees, directors and eligible consultants, Rule 701 therewith.

        On November 4, 2005, we issued a warrant to purchase 174,075 shares of common stock at an exercise price of $2.54 per share to The Investor Relations Group Inc. in connection with investor relation services provided to us.

        On October 10, 2005, we issued a warrant to purchase 150,000 shares of common stock at an exercise price of $2.53 per share to Crystal Research Associates in connection with investor relation services provided to us.

        On October 5, 2005, we issued a warrant to purchase 500,000 shares of common stock at an exercise price of $2.53 per share to Bristol Capital, LLC in connection with consulting services provided to us.

        On October 3, 2005, we issued 90,566 shares of common stock to a former officer of the company pursuant to a cashless exercise of a 100,000 share warrant exercisable at $0.25 per share.

        On September 18, 2005, we issued 20,000 shares of common stock to Torkildson Katz Fonseca Moore & Hetherington in settlement of accounts payable for services provided to the company prior to the January 31, 2005 merger.

        On September 16, 2005, we issued 175,000 shares of common stock to Pillsbury Winthrop Shaw & Pittman in settlement of accounts payable for services provided to the company prior to the January 31, 2005 merger.

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

        On September 15, 2005, in connection with the September 2005 financing, we issued a warrant to purchase 1,162,239 shares of common stock at an exercise price of $2.53 per share, to T.R. Winston & Company, LLC.

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

        On January 31, 2005, our Board of Directors approved the establishment of the 2005 Stock Incentive Plan, referred to as the 2005 Plan, subject to approval of our shareholders. The Board approved stock option grants to employees and consultants totaling 7,808,335 under the 2005 Plan. These grants included 7,273,335 awarded to employees and 535,000 awarded to consultants.

        On January 31, 2005, we closed the merger. We filed a Form 8-K on February 4, 2005 reporting that we had completed the merger transaction and the following issuances of unregistered securities in connection therewith. As a result of the merger, all of the outstanding shares of the capital stock of ACT were converted, on a pro rata basis, into the right to receive an aggregate of approximately 18,000,000 shares of our common stock. In addition, all outstanding options and warrants to acquire shares of the capital stock of ACT were converted into the right to receive shares of our common stock, and we have assumed the ACT 2004 Stock Option Plan and the ACT 2004 Stock Option Plan II and all options granted thereunder.

        On or about January 27, 2005, we issued 616,124 shares of its common stock and granted associated warrants to purchase 308,062 shares of common stock at a per share price of $1.27 to five holders of $500,000 aggregate principal amount of short-term promissory notes, plus interest of $23,708 in exchange for and in retirement of the notes. The issuance of the notes is described below.

        On or about January 15, 2005, we issued 17,647 shares of common stock to Robert Scherne in consideration of accounting services provided to us.

        During the period January 3, 2005 through January 31, 2005, we completed a preferred unit offering in which we sold 4,705,890 investment units to a group of accredited investors (within the meaning of Rule 501 of Regulation D) for total consideration of $8,000,000. The completion of the offering resulted in the issuance of 9,411,788 shares of its Series A Preferred Stock and associated warrants to purchase 4,705,890 shares of common stock at a per share price of $1.27. In consideration of services rendered in connection with the preferred unit offering, we paid consultants to the preferred unit offering 469,247 investment units, which resulted in the issuance by us of 469,247 shares of Series A Preferred Stock and associated warrants to purchase 234,629 shares of common stock at a per share price of $1.27.

        On December 30, 2004, we issued 1,291,615 warrants to consultants and employees with an exercise price of $2.00 per share, and 1,833,260 cashless warrants with an exercise price of $0.85, as reported in the our Form 8-K filed February 4, 2005. All of these warrants are exercisable for a period of 10 years, enjoy "piggy-back" registration rights and may not be exercised for a period of twelve months from the date of issuance.

        On December 13, 2004, our Board of Directors and stockholders approved the establishment of the 2004 Stock Plan II. The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors or a committee established by the Board of Directors. As of December 31, 2004, we had granted 1,301,161 common stock purchase options under the plan to certain employees and consultants of ours.

        On December 13, 2004, we granted warrants to certain employees and consultants to purchase 1,954,000 shares of common stock at a price of $0.25 per share in consideration for consulting services provided to us.

        On November 30, 2004, we granted warrants to purchase 100,000 shares of common stock at a per share price of $0.25 to a former executive of the company in connection with the termination of his employment contract. The warrants are exercisable on or after April 1, 2005 and lapse if unexercised on April 1, 2010.

        On November 26, 2004, we granted to Andwell, LLC warrants to purchase 250,000 shares of common stock at a per share price of $0.05 in connection with the early release of $500,000 of escrowed funds from the preferred unit offering escrow account. The warrants are exercisable immediately upon issuance and lapse if unexercised on November 26, 2006.

        During the period August 2004 through October 2004, we issued promissory notes aggregating $500,000 face value to certain accredited investors, within the meaning of Rule 501 of Regulation D,

for cash proceeds of $450,000 and the assumption of $50,000 of debt owed by ACT Group to one of its creditors. The notes were convertible at the option of the holder into shares of our capital stock sold in a subsequent financing, at an amount equal to the lowest per share selling price of shares of that stock issued in such financing. As described above, these notes were converted into our common stock and warrants on January 27, 2005. As additional consideration for the purchase of the notes, we granted to the note holders warrants entitling them to purchase 700,000 common shares at an exercise price of $0.05. Warrants for 300,000 shares were exercisable immediately upon issuance and expire two years from the date of issue. Warrants for 400,000 shares are exercisable on or after February 1, 2006 and expire February 1, 2008.

        On August 12, 2004, our Board of Directors approved the establishment of the 2004 Stock Plan, subject to approval by our stockholders on or before August 12, 2005. Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the committee or the Board of Directors or a committee established by the Board of Directors. At December 31, 2004, we had granted 2,604,000 common share purchase options under the plan.

        On September 27, 2003, we issued 2,596,967 shares of its common stock to its majority stockholder pursuant to the cashless exercise of 3,051,738 options.

Use of Proceeds from Registered Securities

        Not Applicable.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

OVERVIEW

        This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "budgets," "potential," "continue" and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" set forth in Part I, Item 2 of this Annual Report on Form 10-KSB for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this Annual Report on Form 10-KSB.

        We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

SIGNIFICANT ACCOUNTING POLICIES

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three months ended December 31, 2005, as compared to those policies disclosed in the December 31, 2004 financial statements filed in our Current Report on Form 8-K/A with the SEC on April 18, 2005.

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

        Fair Value of Financial Instruments—For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

        Valuation of Derivative Instruments—These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts during the reporting periods. Specifically, FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including

Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

        Cash and Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

        Equipment—We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to six years. In the case of certain assets acquired under Capital Leases, the assets are recorded net of imputed interest, based upon the net present value of future payments.

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

        Intangible and Long-Lived Assets—We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2005 no impairment losses were recognized.

        Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

        Stock Based Compensation—SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in APB Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation to employees. We have elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees.

        ACT uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

RESULTS OF OPERATIONS

Revenues

        Revenues for the twelve months ended December 31, 2005 and December 31, 2004 were approximately $395,000 and $806,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The reduction in revenue in current periods was due to decreased revenue levels from licensees' operations.

Research and Development Expenses and Grant Reimbursements

        Research and development expenses for the twelve months ended December 31, 2005 and December 31, 2004 were approximately $2,606,000 and $1,073,000, respectively. The increase in expenses in current periods, which consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, relate principally to increased staffing and spending for scientific research being done pursuant to a scientific grant from the US National Institute of Standards and Technology (NIST) that expires in 2006.

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

        Grant reimbursements for the twelve months ended December 31, 2005 and December 31, 2004 were approximately $742,000 and $230,000, respectively. These amounts represent approved reimbursements pursuant the grant from NIST. At December 31, 2005, ACT had approximately $650,000 of funds available under the grant that can be used to reimburse future approved research expenditures through May 2006. Under the terms of the grant, the Company will lose any unused funds upon the expiration of the grant. Based upon current spending levels, it is likely that the Company will be unable to fully utilize funds available under the grant, and a portion of the grant will go unused.

General and Administrative Expenses

        General and administrative expenses for the twelve months ended December 31, 2005 and December 31, 2004 were approximately $9,304,000 and $2,332,000, respectively. The principal increase in expense in the current periods versus the same periods last year is a result of additional salary costs related to the addition of key personnel, increased professional fees related to ACT's merger into a public company, and costs of preparing documents and records for various public filings with the Securities and Exchange Commission.

Other Income

        Other income for the twelve months ended December 31, 2005 and December 31, 2004 were approximately $1,562,000 and $41,000, respectively. The increase in other income in the three and twelve months ended December 31, 2005, compared to other income in the prior periods, relates primarily to adjustments to the fair value of derivatives and to gain on settlement of debt related to favorable settlement of amounts owed to attorneys. This is partially offset by the increase in Interest Expense, which relates primarily to the amortization of discounts on Convertible Debentures and embedded derivatives during the period.

Net Loss

        Net loss for the twelve months ended December 31, 2005 and December 31, 2004 was approximately $9,394,000 and $2,539,000, respectively. The increased loss in the current periods is the result of increased research and development and general and administrative expenses, offset in part by increased other income.

Recent Accounting Pronouncements

        In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis.

Management is currently evaluating the impact FASB 155 will have on our consolidated financial statements.

        In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature." EITF Issues No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," provide guidance on how companies should bifurcate convertible debt issued with a beneficial conversion feature into a liability and an equity component. For income tax purposes, such an instrument is only recorded as a liability. A question has been raised as to whether a basis difference results from the issuance of convertible debt with a beneficial conversion feature and, if so, whether the basis difference is a temporary difference. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

        In November 2004, the Emerging Issues Task Force or EITF reached final consensus on Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Contingently convertible debt instruments, commonly referred to as Co-Cos, are structured financial transactions that combine the features of contingently issuable shares with a convertible debt instrument. Co-Cos are convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (market price trigger). The issue is when the dilutive effect of Co-Cos should be included in diluted earnings per share. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

        In September 2005, the Emerging Issues Task Force or EITF discussed Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." Issuance of a registration rights agreement with a liquidated damages clause is common when equity instruments, stock purchase warrants, and financial instruments that are convertible into equity securities are issued. The agreement requires the issuer to use its "best efforts" to file a registration statement for the resale of the equity instruments or the shares of stock underlying the stock purchase warrant or convertible financial instrument and have it declared effective by the end of a specified grace period. The issuer may also be required to maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor each month until the registration statement is declared effective. Given the potential significance of the penalty, a question arises as to the effect, if any, this feature has on the related financial instruments if they are subject to the scope of Issue 00-19. The company took the provisions of this issue into account in their accounting for the period.

        In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues." EITF Issue No. 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," provides guidance on whether modifications of debt result in an extinguishment of that debt. In certain situations, companies may change the terms of a conversion option as part of a debt modification, which may result in the following circumstances: (a) the change in the conversion option's terms causes the fair value of the conversion option to change but does not result in the modification meeting the condition in Issue 96-19 that would require the modification to be accounted for as an extinguishment of debt, and (b) the change in the conversion option's terms did not result in separate accounting for the conversion option under Statement 133. When both of these circumstances exist, questions have arisen regarding whether (a) the modification to the conversion option, which changes its fair value, should affect subsequent interest expense recognition related to the debt and (b) a beneficial conversion feature related to a debt modification should be recognized by the borrower if the modification increases the intrinsic value of the debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

        In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19. Paragraph 4 of Issue 00-19 states that "the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer)". The term "conventional convertible debt instrument" is not defined in Issue 00-19 and, as a result, questions have arisen regarding when a convertible debt instrument should be considered "conventional" for purposes of Issue 00-19. A question has also arisen related to whether conventional convertible preferred stock should be treated similar to conventional convertible debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

        In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

        In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

        In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment"("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment". SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces FASB Statement No. 123, "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for ACT effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the Company's overall results of operations and financial position (a pro forma effect, as estimated by management, is disclosed earlier in this note).

        In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)". The amendments made by Statement 152 amend FASB Statement No. 066, "Accounting for Sales of Real Estate", to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transactions". This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects", to state that the guidance for (1) incidental operations and (2) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2. This statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

        In December 2004, the FASB issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2 Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4". The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe the impact will be significant to the Company's overall results of operations or financial position since the Company currently does not have any manufacturing operations or inventory.

        In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004.

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104 ("SAB No. 104"), "Revenue Recognition." SAB No. 104 supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104, which was effective upon issuance, rescinded certain guidance contained in SAB No. 101 related to multiple element revenue arrangements, and replaced such guidance with that contained in EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables." Additionally, SAB No. 104 rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, and therefore the adoption of SAB No. 104 did not have a material effect on the Company's results of operations or financial condition.

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both. FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

LIQUIDITY AND CAPITAL RESOURCES

        We are financing our operations primarily with the $17,750,000 of net proceeds of Convertible Debentures issued September 15, 2005 described in Note 4 to our Consolidated Financial Statements, and $8,000,000 of proceeds from a January 2005 preferred unit offering. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

        With the exception of 2002, when we sold certain assets of a subsidiary resulting in a gain for the year, we have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

        Cash, cash equivalents, and cash held in escrow at December 31, 2005 and December 31, 2004 were approximately $13,858,000 and $3,676,000, respectively. The increase in the current period is the result of closing the financing described above, net of amounts spent for payment of notes and accounts payable, increased legal and accounting fees, and increases in other research and development and general and administrative expenses.

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

Advanced Cell Technology, Inc.
CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of Advanced Cell Technology, Inc.
Alameda, California

        We have audited the accompanying consolidated balance sheet of Advanced Cell Technology, Inc. as of December 31, 2005 and the related consolidated statements of operations, stockholders' deficit and cash flows for the two year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Cell Technology, Inc. as of December 31, 2005 and the results of their operations and their cash flows for the two year period then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ STONEFIELD JOSEPHSON, INC.

Stonefield Josephson, Inc.
Certified Public Accountants
Los Angeles, California
March 22, 2006

ITEM 7.    FINANCIAL STATEMENTS

ADVANCED CELL TECHNOLOGY, INC

CONSOLIDATED BALANCE SHEET

December 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$13,857,901
Accounts receivable, net of allowance for doubtful accounts of $636,399	134,876
Prepaid expenses	173,040
Deferred royalty fees, current portion	119,763

Total current assets	14,285,580
Property and equipment, net	807,411
Deferred royalty fees, less current portion	598,811
Deposits	105,192
Debt issuance costs, net of amortization of $207,029	2,277,322

Total assets	$18,074,316

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$2,113,983
Accrued expenses	1,251,946
Deferred revenue, current portion	332,508
Interest payable	87,083
Advances payable—other	130,000
Convertible Debenture and embedded derivatives, net of discounts of $5,312,858	5,144,896
Notes payable—other and capital leases, net of discounts of $314,456	858,103

Total current liabilities	9,918,519
Convertible Debenture and embedded derivatives, less current portion and net of discounts of $9,297,501	9,003,569
Warrant derivatives	30,994,491
Capital leases net of current portion	109,924
Deferred revenue, net of current portion	1,662,542

Total liabilities	51,689,045

Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares authorized, 23,440,695 shares issued and outstanding	23,441
Additional paid-in capital	(10,463,008)
Deferred compensation	(21,585)
Accumulated deficit	(23,153,577)

Total stockholders' deficit	(33,614,729)

Total liabilities and stockholders' deficit	$18,074,316

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	December 31,
	2005	2004
Revenue:
License fees and royalties	$395,007	$805,987
Cost of revenue	181,822	210,059

Gross profit	213,185	595,928

Operating expenses:
Research and development	2,606,372	1,073,351
Grant reimbursements	(741,598)	(229,609)
General and administrative	9,304,482	2,332,314

Total operating expenses	11,169,256	3,176,056

Loss from operations	(10,956,071)	(2,580,128)

Other income (expense):
Interest income	200,876	—
Other Income	—	146,873
Gain on settlement of debt	1,052,814	149,205
Financing cost	—	(50,983)
Interest expense and late fees	(3,590,686)	(83,626)
Interest expense—stockholder	(60,000)	(120,000)
Adjustments to fair value of derivatives	3,959,289

Total other income	1,562,293	41,469

Net loss	$(9,393,778)	$(2,538,659)

Net loss per share, basic and diluted	$(0.43)	$(0.30)

Weighted average shares outstanding, basic and diluted	22,005,978	8,325,883

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE TWO YEARS ENDED DECEMBER 31, 2005

	Preferred Stock		Common Stock
					Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Equity/(Deficit)
	Shares	Amount	Shares	Amount
Balance at December 31, 2003	—	$—	8,325,883	$8,326	$6,157,971	$—	$(11,221,140)	$(5,054,843)
Warrants issued	—	—	—	—	983	—	—	983
Net loss to December 31, 2004	—	—	—	—	—	—	(2,538,659)	(2,538,659)

Balance at December 31, 2004	—	—	8,325,883	8,326	6,158,954	—	(13,759,799)	(7,592,519)
Sale of preferred units for cash net of costs of offering of approximately $576,000	9,306,601	9,306	—	—	7,414,765	—	—	7,424,071
Issuance of preferred units for services provided	105,177	105	—	—	89,295	—	—	89,400
Issuance of shares for debt conversion	—	—	616,124	616	523,092	—	—	523,708
Issuance of shares for services	—	—	17,647	18	14,982	—	—	15,000
Issuance of units for offering services	—	—	469,247	469	398,391	—	—	398,860
Conversion of preferred	(9,411,778)	(9,411)	9,411,778	9,411	—	—	—	—
Shares retained by public shareholders	—	—	4,374,007	4,374	5,626	—	—	10,000
Options/warrants issued to consultants	—	—	—	—	1,557,612	(21,585)	—	1,536,027
Shares cancelled	—	—	(353,627)	(353)	(802,556)	—	—	(802,911)
Options Exercised	—	—	124,083	124	7,747	—	—	7,871
Stock based comp					346,644			346,644
Shares issued in settlement of accounts payable	—	—	195,000	195	461,230	—	—	461,425
Warrants issued in connection with ACT Group matters	—	—	—	—	469,966	—	—	469,966
Reclassification of warrants to liabilities					(27,648,789)			(27,648,789)
Issuance of shares to board member	—	—	2,813	3	5,623	—	—	5,626
Issuance of shares for convertible debenture conversion	—	—	167,174	167	534,503	—	—	534,670
Issuance of shares for cashless exercise of warrant	—	—	90,566	91	(91)	—	—	—
Net Loss to December 31, 2005	—	—	—	—	—	—	(9,393,778)	(9,393,778)

Balance at December 31, 2005	—	$—	23,440,695	$23,441	$(10,463,008)	$(21,585)	$(23,153,577)	$(33,614,729)

ADVANCED CELL TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS

	Twelve Months Ended December 31,
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,393,778)	$(2,538,659)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	107,388	141,458
Bad debt	51,512	128,684
Amortization of deferred charges	119,762	91,589
Amortization of deferred revenue	(332,507)	(325,987)
Amortization of deferred debt issuance costs	207,029	—
Gain on sale of equipment	—	(146,873)
Gain on settlement of debt	(1,052,814)	(142,627)
Gain on settlement of lease	—	(6,579)
Shares issued for services	15,000	—
Equity instruments issued for compensation	1,696,695	—
Amortization of discounts	3,001,734	—
Change in the value of derivatives	(3,959,289)	—
Non-cash finance cost	—	50,983
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(82,238)	228,303
Prepaid expenses	(141,740)	33,384
Other current assets	—	5,000
Deposits	(87,238)	39,068
Increase (decrease) in:
Accounts payable and accrued expenses	1,432,389	1,084,789
Interest payable	112,644	201,602
Capital Leases	109,924	—
Deferred revenue	—	150,000
Advances to Stockholder	(315,418)	(159,806)
Other advances	—	130,000

Net cash used in operating activities	(8,510,945)	(1,035,671)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equipment	—	158,013
Cash acquired in acquisition	10,000	—
Purchases of property and equipment	(603,735)	(30,381)

Net cash provided by (used) in investing activities	(593,735)	127,632

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred unit subscriptions, net of cost	3,658,930	4,163,999
Proceeds from exercise of warrants	7,871	—
Proceeds from convertible debentures, net of costs	16,203,713	—
Payments on notes and leases	(250,000)	(35,151)
Settlement payment	(332,524)	—
Cash overdraft	(1,409)	1,409
Proceeds from issuance of notes	—	450,000

Net cash provided by (used in) financing activities	19,286,581	4,580,257

Net increase in cash	10,181,901	3,672,218
Cash and cash equivalents, beginning of period	$3,676,000	$3,782

Cash and cash equivalents, end of period	$13,857,901	$3,676,000

Cash paid for:
Interest	$1,247	2,024
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Supplemental schedule of non-cash financing and investing activities:

During the twelve months ended December 31, 2005:

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

Sale of preferred units for cash net of costs of offering of approximately $576,000 included approximately $379,000 of non cash charges related primarily to Black Scholes values of warrants granted in connection with the financing.

A note for $150,000 was issued as a part of a settlement of a note payable of $339,000 and related accrued interest of $53,675.

Warrants to purchase 422,727 shares of common stock at $2.20 per share were issued in September 2005 related to the settlement of ACT Group matters.

9,411,778 shares of preferred stock converted to 9,411,778 shares of common stock in the Merger.

Approximately 350,000 shares of common stock were retired, and net intercompany amounts of approximately $600,000 due to ACT Group, Inc were extinguished, in final settlement of litigation between ACT Group, Inc and third parties.

Approximately 195,000 shares of common stock were issued in settlement of accounts payable of approximately $1,428,000.

Approximately $195,000 of fixed assets were acquired through a financing arrangement with the Company's landlord.

Approximately $27,700,000 of warrant derivatives were reclassified from equity to liabilities.

Approximately 2,800 shares of common stock were issued to a director as compensation for board fees.

Convertible debentures with a principal face of $384,500 were converted into 167,174 shares of common stock at $2.30 per share.

ADVANCED CELL TECHNOLOGY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1.     ORGANIZATIONAL MATTERS

Organization

        On January 31, 2005, Advanced Cell Technology, Inc. (formerly known as A.C.T. Holdings, Inc.) (the "Company") completed a Merger with Advanced Cell, Inc. (formerly known as Advanced Cell Technology, Inc.), a Delaware corporation ("ACT"), pursuant to which a wholly-owned subsidiary of the Company merged with and into ACT, with ACT remaining as the surviving corporation and a wholly-owned subsidiary of the Company. Upon the completion of the Merger, the Company ceased all of its pre-Merger operations and adopted the business of ACT.

        Prior to the Merger, the Company had minimal business, operations, revenues and assets, and had been involved in an industry entirely unrelated to the business of ACT. Therefore, the acquisition of ACT by the Company represented a complete change in the nature of the Company's business and operations, and changed the nature of any prior investment in the Company.

        The transaction has been accounted for as a recapitalization of ACT, the accounting acquirer. The historical financial statements presented for periods prior to the merger are those of ACT. The consolidated accounts of the Company have been included from January 31, 2005. All comparisons of financial results for periods prior to the Merger are to the financial results of ACT.

        On November 18, 2005, a majority of the Company's stockholders approved the reincorporation of the Company from the state of Nevada to the state of Delaware pursuant to a merger of the Company with and into a newly formed Delaware corporation, followed by a "roll up" merger to combine the operating subsidiary with the Company.

Nature of Business

        The Company is a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. The Company's ability to continue as a going concern is dependent upon its ability to raise additional capital or reduce operating expenses to ensure that existing cash balances and available finances are adequate to continue operations of the business. Management believes that cash balances, operating plans, and discretionary spending decisions provide adequate alternatives to ensure continuity of the Company as a going concern.

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

        Fair Value of Financial Instruments—For certain of our financial instruments, including accounts receivable, account payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

        Cash and Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such accounts and are at risk.

        Equipment—We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for on the straight-line method over three to six years. In the case of certain assets acquired under Capital Leases, the assets are recorded net of imputed interest, based upon the net present value of future payments.

        Revenue Recognition—Our revenues are generated from license and research agreements with collaborators. Licensing revenue is recognized ratably over the shorter of the life of the license or the estimated economic life of the patents related to the license. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over same term as the revenue. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval.

        Intangible and Long-Lived Assets—We follow SFAS No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying account of fair value less cost to sell. During the years ended December 31, 2005 and 2004, no impairment loss was recognized.

        Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and research grants. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval.

        Valuation of Derivative Instruments—FAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of their fair value for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and net present values of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrants are valued using Black Scholes models.

        Stock Based Compensation—SFAS No. 123, "Accounting for Stock-Based Compensation," establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current intrinsic value accounting method specified in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," to account for stock-based compensation to employees. We have elected to use the intrinsic value based method for grants to our employees and directors and have disclosed the pro forma effect of using the fair value based method to account for our stock-based compensation to employees.

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

Pro Forma Information

        Employee and Director Common Share Purchase Options—Pro forma information regarding the effects on operations of employee and director common share purchase options as required by SFAS No. 123 and SFAS No. 148 has been determined as if the Company had accounted for those options under the fair value method. Pro forma information is computed using the Black Scholes method at the date of grant of the options. Pro forma information is computed using the Black Scholes method at the date of grant of the options based on the following assumptions ranges for the three month period ended December 31, 2005: (1) risk free interest rate of 4.35%; (2) dividend yield of 0%; (3) expected volatility factor of 74%; and (4) an expected life of the options of 2-4 years. The foregoing option valuation model requires input of highly subjective assumptions.

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

        Pro forma information relating to employee and director common share purchase options is as follows:

	For the Twelve Months Ended December 31, 2005	For The Twelve Months Ended December 31, 2004
Net loss as reported	$(9,393,778)	$(2,538,659)
Current period expense calculated under APB 25	—	—
Stock compensation calculated under SFAS 123	(495,048)	(4,512)

Pro forma net loss	$(9,888,826)	$(2,543,171)

Basic and diluted historical loss per share	$(0.43)	$(0.30)

Pro forma basic and diluted loss per share	$(0.45)	$(0.30)

        Effective January 1, 2006, the Company will adopt the accounting proscribed in SFAS 123R for employee and director common share purchase options. Management is currently evaluating the impact SFAS 123R will have on our consolidated financial statements.

        Net Loss Per Share—We use SFAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

        For the twelve months ended December 31, 2005, 40,104,105 potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were no potentially dilutive shares at December 31, 2004.

Recent Accounting Pronouncements

        In February 2006, the FASB issued FASB Statement No. 155, "Accounting for Certain Hybrid Instruments." This standard amends the guidance in FASB Statements No. 133, "Accounting for Derivative Instruments and Hedging Activities," and No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Management is currently evaluating the impact FASB 155 will have on our consolidated financial statements.

        In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-8, "Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature" EITF Issues No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios," and No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," providing guidance on how companies should bifurcate convertible debt issued with a beneficial conversion feature into a liability and an equity component. For income tax purposes, such as an instrument is only recorded as a liability. A question has been raised as to whether a basis difference results from the issuance of convertible debt with a beneficial conversion feature and, if so, whether the basis difference is a temporary difference. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

        In November 2004, the Emerging Issues Tax Force or EITF reached final consensus on Issue 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings per Share." Contingently convertible debt instruments, commonly referred to as Co-Cos, are structured financial transactions that combine the features of contingently issuable shares with a convertible debt instrument. Co-Cos are convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (market price trigger). The issue is when the dilutive effect of Co-Cos should be included in diluted earnings per share. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

        In September 2005, the Emerging Issues Task Force or EITF discussed Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, 'Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.' "Issuance of a registration rights agreement with a liquidated damages clause is common when equity instruments, stock purchase warrants, and financial instruments that are convertible into equity securities are issued. The agreement requires the issuer to use its "best efforts" to file a registration statement for the resale of the equity instruments or the shares of stock underlying the stock purchase warrant or convertible financial instrument and have it declared effective by the end of a specified grace period. The issuer may also be required to maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor each month until the registration statement is declared effective. Given the potential significance of the penalty, a question arises as to the effect, if any, this feature has on the related financial instruments if they are subject to the scope of Issue 00-19. The Company took the provisions of this issue into account in their accounting for the period.

        In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-7, "Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues." EITF Issue No 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments," provides guidance on whether modifications of debt results in an extinguishment of that debt. In certain situations, companies may change the terms of a conversion option as part of a debt modification, which may result in the following circumstances: (a) the change in the conversion options' terms causes the fair value of the conversion options to change but does not result in the modification meeting the condition in Issue 96-19 that would require the modification to be accounted for as an extinguishment of debt, and (b) the change in the conversion options' terms did not result in separate accounting for the conversion option under Statement 133. When both of these circumstances exist, questions have arisen regarding whether (a) the modification to the conversion option, which changes its fair value, should affect subsequent interest expense recognition related to the debt and (b) a beneficial conversion feature related to a debt modification should be recognized by the borrower if the modification increases the intrinsic value of the debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flow.

        In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-2, "The Meaning of "Conventional Convertible Debt Instrument" in EITF Issue 00-19" Paragraph 4 of Issue 00-19 states that "the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer)." The term "conventional convertible debt instrument" is not defined in Issue 00-19 and, as a result, questions have arisen regarding when a convertible debt instrument should be considered "conventional" for purposes of Issue 00-19. A question has also arisen related to whether conventional convertible preferred stock should be treated similar to conventional convertible debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

        In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-6, "Determining the Amortization Period for Leasehold Improvements," which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47") FIN 47 provides guidance relating to the identification of any financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability's fair value can be reasonably estimated. FIN 47 also defined when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

        In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS ) No. 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and SFAS Statement No. 3 SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effect of change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is used. Management does not expect the implementation of this new standard to have material impact on our financial position, results of operations and cash flows.

        In March 2005, the SEC released Staff Account Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." The amendments made by Statement 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have commercial substance. Previously, Opinion 29 required that the accounting for an exchange of a productive asset for a similar productive asset or an equivalent interest in the same or similar productive asset should be based on the recorded amount of the asset relinquished. Opinion 29 provided an exception to its basic measurement principle (fair value) for exchanges of similar productive assets. The FASB believes that exception required that some nonmonetary exchanges, although commercially substantive, be recorded on a carryover basis. By focusing the exception on exchanges that lack commercial substance, the FASB believes this statement produces financial reporting that more faithfully represents the economics of the transactions. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date of issuance. The provisions of SFAS 153 shall be applied prospectively. The Company has evaluated the impact of the adoption of SFAS 153, and does not believe the impact will be significant to the Company's overall results of operations or financial position.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment." SFAS 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employees share purchase plans. SFAS 123(R) replaces FASB Statement

No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. SFAS 123(R) is applicable for ACT effective the first interim period that starts after December 15, 2005. The Company has evaluated the impact of the adoption of SFAS 123(R), and believes that the impact may be significant to the Company's overall results of operations and financial position (a pro forma effect, as estimated by management, is disclosed earlier in this note).

        In December 2004, the FASB issued SFAS No. 152, "Accounting for Real Estate Time-Sharing Transactions, an amendment of FASB Statements No. 66 and 67 (SFAS 152)". The amendments made by Statement 152 amend FASB Statement No. 066, "Accounting for Sales of Real Estate," to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position (SOP) 04-2, "Accounting for Real Estate Time-Sharing Transaction." This Statement also amends FASB Statement No. 67, "Accounting for Costs and Initial Rental Operations of Real Estate Projects," to state that the guidance for (1) incidental operations and (2) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs in subject to the guidance in SOP 04-2. This Statement is effective for financial statements for fiscal years beginning after June 15, 2005, with earlier application encouraged. The Company has evaluated the impact of the adoption of SFAS 152, and does not believe the impact will be significant to the Company's overall results of operations or financial position since the Company does not enter into such transactions.

        In December 2004, the FASB issued two FASB Staff Positions—FSP FAS 109-1, Application of FASB Statement 109 "Accounting for Income Taxes" to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004, and FSP FAS 109-2, Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. Neither of these affected the Company as it does not participate in the related activities.

        In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, an amendment of ARB No. 43, Chapter 4." The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. The Company has evaluated the impact of the adoption of SFAS 151, and does not believe that impact will be significant to the Company's overall results of operations or financial position since the Company currently does not have any manufacturing operations or inventory.

        In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issued No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The objective of this Issue is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. The accounting provisions of EITF 03-1 are effective for all reporting periods beginning after June 15, 2004, while the disclosure requirements for certain investments are effective for annual periods ending after December 15, 2003, and for other investments such disclosure requirements are effective for annual periods ending after June 15, 2004.

        In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104 ("SAB No. 104), "Revenue Recognition." SAB No. 104 supersedes SAB No. 101, "Revenue Recognition in Financial Statements." SAB No. 104, which was effective upon issuance, rescinded certain guidance contained in SAB No. 101 related to multiple element revenue arrangements, and replaced such guidance with that contained in EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverable." Additionally, SAB No. 104 rescinded the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101. The revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB No. 104, and therefore the adoption of SAB No. 104 did not have a material effect on the Company's results of operations or financial conditions.

        In January 2003, the FASB issued FASB Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities" ("FIN 46"). In December 2003, FIN 46 was replaced by FASB interpretation No. 46(R) "Consolidation of Variable Interest Entities." FIN 46(R) clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46(R) requires an enterprise to consolidate a variable interest entity if that enterprise will absorb a majority of the entity's expected losses, is entitled to receive a majority of the entity's expected residual returns, or both FIN 46(R) is effective for entities being evaluated under FIN 46(R) for consolidation no later than the end of the first reporting period that ends after March 15, 2004. The Company does not currently have any variable interest entities that will be impacted by adoption of FIN 46(R).

3.     DEFERRED ROYALTY FEES

        Deferred royalty fees represent cash fees paid by the Company for certain licenses that have been capitalized. Such licenses are utilized in connection with the Company's operations, and are also sublicensed to third parties.

        The following table summarizes the annual amounts of these fees that are amortized to cost of revenue to appropriately match with both sublicense fee income and the period in which the technology is utilized.

Amortization in 2006	$119,762
Amortization in 2007	119,762
Amortization in 2008	119,762
Amortization in 2009	119,762
Amortization in 2010 and beyond	239,526

Total Deferred Royalty Fees	718,574
Less current portion	(119,763)

Long Term Deferred Royalty Fees	$598,811

4.     PROPERTY AND EQUIPMENT

        Our property and equipment as of December 31, 2005 is as follows:

Machinery and equipment	$1,296,101
Computers and office equipment	276,650
Leasehold improvements	21,451
Furniture and fixtures	35,400

Total property and equipment	1,629,602
Accumulated depreciation	822,191

Property and equipment, net	$807,411

        Depreciation expense amounted to $107,388 and $141,458 during the twelve months ended December 31, 2005 and 2004, respectively. Accumulated depreciation at December 31, 2005 includes approximately $50,000 related to leased assets with a book value of approximately $52,000.

5.     CONVERTIBLE DEBENTURES

        On September 15, 2005, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of $4,526,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $17,750,000. The convertible debentures are convertible at the option of the holders into 9,685,326 shares of Common Stock at a fixed conversion price of $2.30 per share, subject to anti-dilution and other customary adjustments. In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 4,842,663 shares of our Common Stock. The term of the warrants is five years and the exercise price is $2.53 per share, subject to anti-dilution and other customary adjustments. The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and exercise the additional investment right and receive shares of our Common Stock such that the number of shares of our Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our Common Stock.

        The Securities Purchase Agreement provides for additional investment in debentures under certain conditions. If within six months of the effective date of the Registration Statement related to registration of shares underlying the initial issuance, October 2005, the Company satisfies certain conditions set forth in the Securities Purchase Agreement, including listing of the Company on AMEX or NASDAQ Capital Markets, stock trading price in excess of conversion price, and achievement of minimum trading volumes, the Company can require the Purchasers to purchase at a second closing $11,138,125 principal amount of additional debentures for a discounted purchase price of $8,875,000. To the extent the Company has not exercised this right within the six month period, the convertible debenture holders have the right to purchase additional debentures, up to their pro rata share, less any shares required to be purchased by the Company. Twelve months following the effective date of the registration statement, any debentures not yet purchased shall be available to investors to purchase in excess of their individual pro rata share. Additional debentures issued pursuant to the agreement will have a conversion price equal to the lesser of $2.30 per share or the five day average of closing prices immediately prior to exercise of the right to additional investment of the debentures. Warrants issued pursuant to the additional investment will have an exercise price equal to the lesser of $2.53 or 110% of the conversion price. Other terms and conditions related to additional debentures issued will be the same as those specified for the debentures sold at the initial closing.

        The agreements entered into provide that the Company will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement, or if the Company fails to timely execute stock trading activity. In addition, the agreements provide that the

Company shall meet other milestones, including settlement of ACT Group litigation, and liquidation of ACT Group, as described in Note 12, formation of a majority independent Board of Directors, and merger of the Company and ACT, substantially all of which have been satisfied.

        Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction. At that time, and each month thereafter, the Company is required to either repay 1/30 of the outstanding balance owed in cash, or convert the amount due into common stock at the lesser of $2.30 per share or 85% of the prior ten days' average closing stock price, immediately preceding the redemption. The agreements also provide that the Company may force conversion of outstanding amounts owed under the debentures into common stock, if the Company has met conditions and milestones identified above, and, additionally, has a stock price for 20 consecutive trading days that exceeds $4.60 per share.

        Of the total proceeds from the issuance of the debentures, $5,747,297 was initially allocated to the freestanding warrants associated with the debentures based upon the fair value of the Warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. In accordance with FAS 133 "Accounting for Derivative Instruments and Hedging Activities", EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF 05-04 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19", the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet. The carrying value of warrant derivative at December 31, 2005 has been adjusted to reflect its "fair value" of $5,554,844 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 74%, (3) risk-free interest rate of 4.35%, and (4) expected remaining life of 4.75 years. During the year ended December 31, 2005, a decrease in the fair value of the warrant liability of approximately $192,000 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

        The agreement included a number of other embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following summarizes the fair values of embedded derivatives at the transaction date of September 15, 2005 and December 31, 2005, followed by a description of the valuation methodology utilized to determine fair values:

Embedded Derivative Liability (Asset)	Initial Fair value September 15, 2005	Fair value December 31, 2005
Conversion Feature	$7,317,206	$6,057,088
Anti-dilution protection	1,585,255	1,755,878
Default provisions	96,067	94,886
Right to provide future financing	159,960	185,968
Company right to force conversion	(1,561,618)	(1,226,746)

	$7,596,870	$6,867,074

        The fair value of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price as of the valuation date of $2.20 at September 15, 2005 and $2.00 at 12.31.05 (2) exercise price equal to the $2.30 conversion price (3) volatility based upon the Company's stock trading of 64% at September 15, 2005 and 74% at December 31, 2005 (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 3.9% at September 15, 2005 and 4.37% at December 31, 2005 and (5) duration of the note as an amortizing debenture of approximately 1.7 years at September 15, 2005 and 1.4 years at December 31, 2005 based upon present values.

        The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal's conversion option with the following inputs: (1) closing stock price as of the valuation date of $2.20 at September 15, 2005 and $2.00 at December 31, 2005 (2) exercise price equal to the $2.30 conversion price (3) volatility based upon the Company's stock trading of 64% at September 15, 2005 and 74% at December 31, 2005 (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 1.7 years based upon present values.

        The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

        The fair value of the derivative for the investors' option to provide future financing was determined using a Black-Scholes Option Pricing Model with the following inputs: (1) The stock and exercise price was based on the maximum amount of additional investment of $8,875,000 (2) Volatility of 2% was based on the historical volatility of government and high yield bond indices (3) Risk free rate of 3.9% was based on Treasury notes and (4) time to maturity was based upon the six month option period.

        The fair value of the derivative asset related to the Company's right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation dates of $2.20 at September 15, 2005 and $2.00 at December 31, 2005 (2) exercise price of $4.60 per share which is required for the forced conversion (3) volatility based upon the Company's stock trading of 64% at September 15, 2005 and 74% at December 31, 2005 (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 1.72 years based upon present values.

        During the year ended December 31, 2005, a decrease in the fair value of the embedded derivative amounts of approximately $730,000 was recorded through results of operations as Adjustment to Fair Value of Derivatives.

        During the year ended December 31, 2005, the Company recorded approximately $2,985,000 as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative, and other embedded derivatives identified above.

        In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the year ended December 31, 2005 was approximately $207,000.

        In December 2005 debentures with a face value of $384,500 were converted into 167,174 shares at $2.30 per share. These conversions along with the pro rata portion of the conversion feature embedded derivative of approximately $150,000, resulted in an increase to stockholders' equity of approximately $535,000. As a result of these conversions, approximately $275,000 of unamortized discounts related to amounts converted was charged to interest expense.

        The following table summarizes Convertible Debentures and embedded derivatives outstanding at December, 2005:

Convertible debentures at face	$21,891,750
Discounts on debentures:
Original issue discount	(3,693,261)
Conversion feature derivative	(5,986,385)
Warrant derivative	(4,701,927)
Other derivatives	(228,786)

Net convertible debentures	7,281,391
Embedded derivatives	6,867,074

Convertible debentures and embedded derivatives	14,148,465

Less current portion	(5,144,896)

Convertible debentures and embedded derivatives- long term	$9,003,569

6.     CONVERTIBLE NOTES PAYABLE

        During 2004, we issued promissory notes aggregating $500,000 face value for cash proceeds of $450,000 and the assumption of $50,000 of debt owed by our parent to one of the investors. As a result of the assumption of the $50,000 of debt, we have recorded a financing cost in that amount. The notes bear interest at 10% per year. $350,000 of notes matured on December 31, 2004 and $150,000 matured on September 30, 2005. As outlined in Note 10, the balances outstanding relating to these convertible notes payable were converted to common stock in January 2005.

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

7.     NOTES PAYABLE—OTHER

        In September 2005, as more fully described in Note 12—ACT Group Settlement, the Company entered into $600,000 of convertible promissory notes payable with certain parties in connection with settlement of various legal proceedings related to ACT Group and the Company. The notes bear interest at 7.5% and are due July 2006. The notes provide for an optional partial payment of $150,000 before July 2006. If the Company makes such optional payment, the balance due under the notes will be extended to January 2007. If the Company fails to make the optional payment, or has not paid the note in full by January 2007, the interest rate on the note increases to 12%. The holders of the notes have the right, but not the obligation, to convert any part, or all of the outstanding principal and accrued interest under the notes into shares of Common Stock at $2.20 per share. The promissory note agreements provide for a reduction in the exercise price in the event there is a dilutive financing event.

        We analyzed the convertible promissory notes payable and determined that the conversion option and the anti-dilution provisions represent embedded derivative instruments under the provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, we separately valued these instruments and recorded discounts offsetting Notes Payable—Other.

        The fair value of the derivative for the conversion option was valued as an American call option using the binomial option pricing model with the following inputs: (1) closing stock price of $2.00 (2) exercise price equal to the $2.20 conversion price (3) volatility based upon the Company's stock trading of 74% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 4.37% and (5) duration of the note as an amortizing debenture of approximately 1.4 years based upon present values. At December 31, 2005 a decrease in the fair value of the derivative for the conversion option of approximately $24,000 was recorded through results of operations as Adjustments to Fair Value of Securities.

        The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal's conversion option with the following inputs: (1) closing stock price of $2.00 (2) exercise price equal to the $2.20 conversion price (3) volatility based upon the Company's stock trading of 74% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 4.37% and (5) duration of the note as an amortizing debenture of approximately 1.4 years based upon present values. At December 31, 2005 an increase in the fair value of the derivative for anti-dilution protection of approximately $8,000 was recorded through results of operations as Adjustments to Fair Value of Securities.

        During the year ended December 31, 2005 the Company recorded interest expense related to amortization of discounts of approximately $25,000 in Interest Expense.

        On July 1, 2003, we issued a promissory note with a face amount of $339,000 to a law firm as a payment of fees due them. The note bears interest at a rate of 10% per year. The note was due on October 1, 2003. During the first quarter of 2005, the note, plus accrued interest of $53,675, was settled through (i) the issuance of 105,177 shares of preferred stock and 52,589 warrants pursuant to the preferred stock offering described in Note 10, valued at $89,400, (ii) a cash payment of $100,000, and (iii) a new note with a face value of $150,000. The new note bears interest at 10%, is due in 3 monthly payments of 50,000 each and matured on May 1, 2005. The balance of the note was paid during the quarter ended June 30, 2005.

        On July 8, 2003, we issued a promissory note with a face amount of $272,108 to a law firm as a payment of fees due them. The note bears interest at a rate of 5% per year. The note is payable in monthly installments of $25,000, including interest. The note matured on October 1, 2003. We made payments through January, 2004. At December 31, 2005 there is a remaining principal balance of $170,249, as well as accrued interest of $10,833 and accrued late fees of $65,000, included in accrued interest. Late fees accrue at the rate of $2,500 per month.

8.     NOTE PAYABLE—STOCKHOLDER

        On July 12, 2002, we issued a promissory note with a face amount of $1,000,000 to our majority stockholder as a repayment of advances received from the stockholder. The note bears interest at a rate of 12% per year. The note matured on December 31, 2005. As discussed more fully in Note 12—ACT Group Settlement, the balance due on this Note Payable, and related accrued interest were forgiven in connection with the ACT Group Settlement.

9.     RECLASSIFICATION OF EQUITY TRANSACTIONS

        As described more fully in Note 5—Convertible Debentures, the provisions of our convertible debenture financing completed in September 2005 permit the Company to make its monthly redemption in shares rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreement, the price per share is variable dependent upon the actual closing price of the Company's common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.

        Accordingly, in accordance with the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19 which are described in detail in Note 10—Stockholders' Equity Transactions. As of September 15, 2005, the closing date of the convertible debenture financing, a $25,600,000 increase in the fair value of instruments previously recorded as permanent equity with a value of zero was recorded based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 64% (3) risk-free interest rate of approximately 3.9% and (4) expected life and exercise prices consistent with each individual instrument.

        The accumulated fair value of these and other instruments at September 15, 2005 of approximately $27,700,000, after the increase to fair value described above, was reclassified from equity to Warrant Derivative liability in accordance with the requirements of EITF 00-19.

        At December 31, 2005 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 74% (3) risk-free interest rate of approximately 4.4% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $24,600,000. As a result, for the year ended December 31, 2005 the Company recorded approximately $3,100,000 as a credit to Adjustment to Fair Value of Derivatives.

10.   STOCKHOLDERS' EQUITY TRANSACTIONS

        We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock we are authorized to issue is 50,000,000, par value $0.001 per share. The total number of shares of Common Stock we are authorized to issue is 100,000,000, par value $0.001 per share. We had no Preferred Stock outstanding as of December 31, 2005. We had 23,440,695 shares of Common Stock outstanding as of December 31, 2005.

        In October 2005 the Company issued 500,000 warrants to purchase common stock at $2.53 per share in connection with consulting services provided during the quarter. The warrants have been valued at $615,868, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 4.23%, and (4) expected life of 5 years. At December 31, 2005 the fair value of this warrant was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 74% (3) risk-free interest rate of 4.35%, and (4) expected remaining life of approximately 4.75 years. These calculations resulted in a reduction to fair value of approximately $42,000 recorded as Adjustment to Fair Value of Derivatives.

        In October 2005 the Company issued 150,000 warrants to purchase common stock at $2.53 per share in connection with consulting services provided during the quarter. The warrants have been valued at $154,493, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 4.23%, and (4) expected life of 4 years. At December 31, 2005 the fair value of this warrant was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 74% (3) risk-free interest rate of 4.37%, and (4) expected remaining life of approximately 3.9 years. These calculations resulted in a reduction to fair value of approximately $1,000 recorded as Adjustment to Fair Value of Derivatives.

        In October 2005 the Company issued 2,813 shares of common stock to a director as compensation for board fees.

        In November 2005 the Company issued 174,075 warrants to purchase common stock at $2.54 per share in connection with consulting services provided during the quarter. The warrants have been valued at $192,475, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 76%, (3) risk-free interest rate of 4.33%, and (4) expected life of 4 years. At December 31, 2005 the fair value of this warrant was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 74% (3)  risk-free interest rate of 4.37%, and (4) expected remaining life of approximately 3.9 years. These calculations resulted in a reduction to fair value of approximately $12,000 recorded as Adjustment to Fair Value of Derivatives.

        As described more fully in Note 12—ACT Group Settlement, the Company issued warrants to purchase 422,727 shares of common stock at $2.20 per share. The warrant agreement provides for a reduction in the exercise price in the event there is a dilutive financing event. The warrant has been valued at $469,966, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 2.85%, and (4) expected life of 3.5 years.

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

        In September 2005, the Company reached settlement agreements and releases with two previous legal firms that the Company owed amounts to. Pursuant to the settlement agreements, an aggregate of 195,000 shares of common stock were issued as full satisfaction of amounts owed. Shares issued pursuant to this settlement were valued at fair value based upon the market price of the Company's stock on the date of the settlement and the settlement resulted in the Company recording a Gain on Settlement of Debt of approximately $966,000.

        On January 31, 2005, the Company closed the Merger described in Note 1. As a result of the Merger, all of the outstanding shares of the capital stock of ACT were converted, on a pro rata basis, into approximately 18,000,000 shares of the Company's Common Stock. In addition, all outstanding options and warrants to acquire shares of the capital stock of ACT were converted into the right to receive shares of the Company's Common Stock, and the Company has adopted the ACT stock option plans and all options granted thereunder.

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

        On or about January 15, 2005, the Company issued 17,647 shares of common stock, valued at then current fair market value based upon the value of the Company's stock of $15,000, in consideration of accounting services provided to the Company.

        During the period beginning January 3, 2005 through January 31, 2005, ACT completed a preferred unit offering in which ACT sold 4,705,890 investment units to a group of accredited investors (within the meaning of Rule 501 of Regulation D) for total consideration of $8,000,000. ACT received gross cash proceeds of $7,910,600 and the balance of $89,400 was for payment of non-Merger related legal fees which resulted in a gain on settlement of debt of approximately $87,000. The completion of the offering resulted in the issuance of 9,411,788 shares of ACT's Series A Preferred Stock and associated warrants to purchase 4,705,890 shares of common stock at a per share price of $1.27. In consideration of services rendered in connection with the preferred unit offering, ACT paid consultants to the preferred unit offering 469,247 investment units, which resulted in the issuance by the Company of 469,247 shares of Common Stock and associated warrants to purchase 234,629 shares of common stock at a per share price of $1.27, the value of the Company's stock on the date of issue. All preferred shares issued pursuant to the preferred offering were converted into common stock prior to the Merger.

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

        On December 13, 2004, ACT granted warrants to purchase 1,954,000 shares of common stock at a per share price of $0.25. Of these warrants, 1,488,000 are exercisable on February 1, 2006 and lapse if unexercised on December 13, 2014 and 466,000 are exercisable immediately upon issuance and lapse if unexercised on December 13, 2006. The warrants were granted as a portion of the consideration for services provided. The recipients of the warrants received other fair value consideration for services rendered, with warrants providing incentive compensation, the value of which is not readily determinable or separable from the overall compensation arrangement; therefore, the Company has utilized a Black Scholes analysis as the most readily determinable measure of value. The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

        On November 30, 2004, ACT granted warrants to purchase 100,000 shares of common stock at a per share price of $0.25. The warrants are exercisable on or after April 1, 2005 and lapse if unexercised on April 1, 2010. The recipient received the warrants as part of a negotiated settlement package, including other consideration, the value of which is not readily determinable or separable from the overall severance package; these warrants were exercised during October 2005, resulting in the issuance of 90,566 common shares; therefore, the Company has utilized a Black Scholes analysis as the most readily determinable measure of value. The warrants have been valued at $0, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 2.75%, and (4) expected life of 3 years.

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

11.   OPTIONS OUTSTANDING

Stock Plans

        On August 12, 2004, ACT's Board of Directors approved the establishment of the 2004 Stock Option Plan (the "2004 Stock Plan"). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2005 and 2004, ACT had granted 2,604,000 common share purchase options under the plan.

        On December 13, 2004, ACT's Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the "2004 Stock Plan II"). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2005 and 2004, ACT had granted 1,301,161 common share purchase options under the plan.

        On January 31, 2005, the Company's Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the "2005 Plan"), subject to approval of our shareholders. The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the fist day of each of the Company's fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2005, we had granted 8,907,835 common stock purchase options under the plan.

        Pursuant to the 2005 Plan, on November 16, 2005, we granted 205,000 common stock purchase options to employees. The options granted have an exercise price of $2.11 per share, the market price of the Company's stock on the date of grant and vest over periods not exceeding 4 years. The fair value of the options was estimated at $250,793 for pro forma purposes using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 74%, (3) risk-free interest rate of 4.35%, and (4) expected life of 4 years.

        Pursuant to the 2005 Plan, on November 16, 2005, we granted 10,000 common stock purchase options to consultants. The options granted have an exercise price of $2.11 per share, the market price of the Company's stock on the date of grant and vest over periods not exceeding 2 years. The fair value of the options was estimated at $8,035 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.13%, and (4) expected life of 2 years. This initial estimate of fair value will be expensed over the consulting period. In addition to this initial estimate of fair value, the Company calculates additional periodic expense based upon options which vest during the period. This amount, plus amortization of initial fair value, resulted in a total charge of $8,489 in the twelve months ended December 31, 2005.

        Pursuant to the 2005 Plan, on September 15, 2005, we granted 500,000 common stock purchase options to employees. The options granted have an exercise price of $2.20 per share, the market price of the Company's stock on the date of grant and vest over periods not exceeding 4 years. The fair value of the options was estimated at $418,908 for pro forma purposes using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 4.149%, and (4) expected life of 4 years.

        Pursuant to the 2005 Plan, on August 1, 2005, we granted 225,000 common stock purchase options to our employees. The options granted to employees have an exercise price of $2.48 per share, the market price of the Company's stock on the date of grant and vest over periods not exceeding 4 years. The fair value of the options was estimated at $293,760 for pro forma purposes using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.149%, and (4) expected life of 4 years.

        Pursuant to the 2005 Plan, on August 1, 2005, we granted 174,500 common stock purchase options to consultants, and 50,000 common stock purchase options to a director. The options have an exercise price of $2.48 per share, the market price of the Company's stock on the date of grant and vest over periods not exceeding 2 years. The fair value of the options at the date of grant was estimated at $170,162 for the consultant options and $41,886 for the director options using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.132%, and (4) expected life of 2 years. This initial estimate of fair value will be expensed over the option vesting period. In addition to this initial estimate of fair value, the Company calculates additional periodic expense based upon options which vest during the period. This amount, plus amortization of initial fair value, resulted in a total charge of $95,337 in the twelve months ended December 31, 2005.

        Pursuant to the 2005 Plan, on January 31, 2005, we granted 7,273,335 common stock purchase options to our employees. The options granted to employees have an exercise price of $0.85, the value of the Company's stock on the date of grant per share and vest over periods not exceeding 4 years. The fair value of the options was estimated at $385,472 for pro forma purposes using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 3.25%, and (4) expected life of 2 years.

        Pursuant to the 2005 Plan, on January 31, 2005, we granted 535,000 common stock purchase options to consultants. The options have an exercise price of $0.85, the value of the Company's stock on the date of grant per share and vest over periods not exceeding 4 years. The fair value of the options at the date of grant was estimated at $28,354 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 3.25%, and (4) expected life of 2 years. This initial estimate of fair value will be expensed over the option vesting period. In addition to this initial estimate of fair value, the Company calculates additional periodic expense based upon options which vest during the period. This amount, plus amortization of initial fair value, resulted in a total charge of $293,587 in the twelve months ended December 31, 2005.

        Aggregate option activity for the 2004 and 2005 stock option plans is as follows:

	Shares Available For Grant	Stock Options Outstanding	Price per share	Weighted Average Exercise Price	Weighted Average Life Remaining
Balance at December 31, 2003	—	—	—	—	—
Additional shares authorized	4,101,161	—	—	—	—
Options granted	(2,592,000)	2,592,000	$0.05	$0.05	8.4 years
Options granted	(1,301,161)	1,301,161	$0.25	$0.25	9.0 years
Stock awards granted	—	—	—	—	—
Options exercised	—	—	—	—	—
Options forfeited	—	—	—	—	—

Balance at December 31, 2004	208,000	3,893,161	$0.05—$0.25	$0.12	8.6 years
Additional shares authorized	9,000,000	—	—	—
Options granted	(7,808,335)	7,808,335	$0.85	$1.04	9.0 years
Options granted	(1,164,500)	1,164,500	$2.00—$2.50	$2.29	9.3 years
Stock awards granted	(2,813)	2,813	—	—	—
Options exercised	—	(100,000)	$0.05	$0.05	—
Options exercised	—	(12,083)	$0.85	$0.85	—
Options forfeited	52,917	(52,917)	$0.85	$0.85	—

Balance at December 31, 2005	285,269	12,703,809	$0.05—$2.48	$0.76	8.9 years

        As of December 31, 2005 and 2004, there were 6,320,961 and 1,469,579 exercisable options outstanding at a weighted average exercise price per share of $0.57 and $0.10, respectively.

12.   ACT GROUP SETTLEMENT

        On September 14, 2005, we entered into a Settlement Agreement ("Settlement Agreement") with Gary D. Aronson and John S. Gorton ("Plaintiffs") and our majority shareholder, A.C.T. Group, Inc., a Delaware corporation that recently filed a certificate of dissolution in the state of Delaware ("ACT Group"), Advanced Cell, Inc., a Delaware Corporation, Michael D. West, William M. Caldwell, IV, Anthem Venture Partners and Greg Bonfiglio (referred to collectively with the Company as the "Defendants"). The Settlement Agreement resolves certain disputes relating to the litigation entitled Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom pending in Commonwealth of Massachusetts Superior Court, Worcester, C.A. No. 040523B and two companion Contempt Complaints filed by the Plaintiffs against certain of the Defendants, including the Company. The Settlement Agreement extinguished in full ACT Group's obligations and indebtedness to Plaintiffs, and Plaintiffs dismissed pending claims and actions.

        In connection with the Settlement Agreement, the Company made a cash payment of approximately $332,000 to Plaintiffs, entered into a $600,000 Note Payable described in Note 7 above, and granted a warrant to purchase 422,727 shares of the Company's common stock at $2.20 per share described in Note 9 above.

        In connection with the Settlement Agreement, and as a condition to the Company's entering into the Settlement Agreement, the Company entered into an agreement with ACT Group compensating the Company in full for the obligations the Company incurred under the Settlement Agreement which extinguish in full all amounts due to and from the Company and ACT Group. In addition, as part of the settlement, ACT Group returned 352,153 shares of the Company's common stock as satisfaction in full of amounts owed to the Company by ACT Group in connection with the Settlement Agreement. The Settlement Agreement, and related agreement entered into with ACT Group, did not result in any charge to operations for the Company in the period ended December 31, 2005 as costs of the settlement incurred by the Company were fully compensated by ACT Group.

13.   COMMITMENTS AND CONTINGENCIES

        We are a party to a research collaboration agreement and license agreement with the University of Massachusetts, as amended from time to time (the "UMass License"). Under the UMass License, we were granted certain exclusive rights to license and sublicense certain products and services invented as part of the collaborative effort. The term of the UMass License extends to the later of the expiration of the related patents currently 2021, or April 16, 2006. We are required to pay royalties ranging from 2.5% to 4.5% of net sales of licensed products and services, as defined. Minimum royalties of $45,000 per year must be paid to UMass. For 2005 and 2004, we have paid only the minimum royalty required. Additionally, we are required to pay sublicense fees of 18% for sublicense income, as defined. We are required to spend a minimum annual amount of $200,000 on research and development.

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

        The Company entered into a lease for office and laboratory space in Massachusetts commencing December, 2004 and expiring April, 2010 and for office space in California commencing November, 2005 and expiring May 2008. Annual minimum lease payments are as follows:

2005	$245,034
2006	545,546
2007	568,509
2008	386,311
2009	246,146
2010	83,400

        During 2005, the Company entered into a lease for laboratory equipment commencing November 29, 2005 and expiring May 31, 2008. Annual minimum lease payments are as follows:

2005	$7,331
2006	87,972
2007	87,972
2008	36,655

219,930
Imputed interest	(25,090)

Net asset value	(194,840)
Less current portion	(86,916)

Long-term commitment under capital lease	$109,924

        Rent expense recorded in the financial statements for the twelve month periods ended December 31, 2005 and 2004 was $461,155 and $293,045, respectively.

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

14.   LEGAL PROCEEDINGS

Geron-Related Proceedings

        Campbell et al. v. Stice et al., Patent Interference Nos. 104,746 and 105,192. These two interference proceedings were initiated January 30, 2002 at the request of Geron Corporation in an effort to obtain rights to U.S. Patent Nos. 5,945,577 and 6,235,970, which are licensed by the University of Massachusetts exclusively to us. In both proceedings, the Board of Patent Appeals and Interferences issued a decision adverse to us. Both of these decisions are being challenged in proceedings described below. This proceeding and the two proceedings discussed immediately below are referred to as the "Geron-Related Proceedings." Adverse determinations in this matter would proclude the Company from using the intellectual property covered by the Patent.

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

        University of Massachusetts v. James M. Robl and Phillippe Collas, Massachusetts Superior Court (Suffolk County). The University of Massachusetts, referred to as UMass, filed a complaint on February 22, 2004 in the Superior Court (Suffolk County) for the Commonwealth of Massachusetts. We are not a party to this litigation; however, a decision adverse to UMass in this litigation could have a materially adverse effect on our business. The complaint alleges the misappropriation by the defendants of valuable inventions in the fields of animal cloning and cell reprogramming, made by the defendants at UMass and with UMass support, that are exclusively licensed to ACT by UMass. The complaint includes counts for declaratory judgment, breach of contract seeking specific performance, injunctive relief and damages, intentional interference with contract and prospective contractual relations, conversion, breach of duty, and breach of the covenant of good faith and fair dealing. ACT has been cooperating with UMass in connection with the prosecution and possible settlement of this litigation. ACT has intervened in the litigation. The parties have reached a tentative settlement, but a definitive settlement agreement has not been agreed upon.

Other Legal Proceedings

        Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom. Commonwealth of Massachusetts Superior Court, Worcester. C.A. No. 040523B. This proceeding was a claim for breach of contract and failure to pay brought by two of the individuals who held Promissory Notes issued by ACT Group Inc., a Delaware corporation ("ACT Group"). ACT was a named defendant in this proceeding. In April 2004, the court entered an order denying a request for a temporary restraining order and preliminary injunction with respect to our subsidiary ACT. In its order, the Court stated that, based upon the record before the Court at that stage of the proceeding, ACT was "not legally responsible" for these ACT Group obligations. In August 2004, the plaintiffs obtained a judgment against ACT Group for $690,040. The Massachusetts Superior Court before which this proceeding was pending entered an Order requiring all 6,811,146 shares of our stock held by ACT Group be placed in escrow pending sale to satisfy this judgment. The Company and certain officers and directors were named as contemnors in a related contempt complaint seeking to enforce the judgment against ACT Group and were ordered to show cause why they should not be held in contempt for allegedly aiding and abetting ACT Group's alleged contempt. As fully discussed in Note 12, this matter was settled in September, 2005.

15.   INCOME TAXES

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". SFAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2005, operating loss carryforwards of approximately $23,000,000, which may be applied against future taxable income and which expire in various years through 2024. If certain substantial changes in the Company's ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

        The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2005 and 2004 follows:

	December 31, 2005	December 31, 2004
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(8)%	(8)%
Non-deductible items	9%	0%
Valuation allowance	34%	43%

Effective income tax rate	0%	0%

        Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2005	December 31, 2004
Deferred tax assets/(liabilities)
Net operating loss carryforwards	$8,050,000	$4,480,000
Deferred interest and finance charges	51,100	121,000
Bad debts	141,050	45,000

Deferred tax assets, net	8,242,150	4,646,000
Valuation allowance	(8,242,150)	(4,646,000)

Net deferred tax assets	$—	$—

16.   SUBSEQUENT EVENTS

        In January and February 2006 convertible debenture holders converted principal debt in the amount of $668,000 into 290,435 shares of common stock at $2.30 per share. In addition, in March 2006 the Company made its initial redemption pursuant to the terms of the convertible debenture agreement described in Note 5. The terms of the agreement provide for payment in cash, or company stock under certain circumstances. In connection with the redemption, the Company paid approximately $52,000 in cash and authorized issuance of approximately 476,000 shares of common stock to debenture holders redeeming in stock. Such shares are not issued and outstanding until each individual debenture holder formally requests the transfer of shares to their individual brokerage accounts, and accordingly are not outstanding as of March 16, 2006.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

ITEM 8A.    CONTROLS AND PROCEDURES

        (a)    Evaluation of disclosure controls and procedures.    Our management, with the participation of our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal year covered by this annual report on Form 10-KSB. Based on such evaluation, due to the material weaknesses in our internal controls over financial reporting further described below, our principal executive officer has concluded that such disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. We have implemented, and is in the process of implementing, new disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms are effective.

        (b)    Changes in internal controls.    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

        Management's assessment identified material deficiencies in our internal control over financial reporting. These deficiencies include lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. We also have not yet instituted new internal control processes related to our identified material weaknesses, significant deficiencies and deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified. Management has determined that these significant deficiencies, in the aggregate, constituted a material weakness in the design and operation of our internal controls in effect prior to December 31, 2005. We hired a chief financial officer on April 1, 2005, and we are in the process of implementing new controls; however, these controls were not fully in operation during the fourth quarter of 2005. As a result of the material weaknesses described in the preceding paragraph, we believe that, as of December 31, 2005, our internal control over financial reporting was not effective based on the COSO criteria.

ITEM 8B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, key employees and directors are described below. There are no family relationships among our executive officers or directors.

Name	Age	Position
Michael D. West, Ph.D.	52	President, Chief Scientific Officer and Director (Chairman)
William M. Caldwell, IV	58	Chief Executive Officer and Director
Robert P. Lanza, M.D.	50	Vice President of Medical and Scientific Development
James G. Stewart	53	Senior Vice President of Finance and Chief Financial Officer
Jonathan F. Atzen	41	Senior Vice President and General Counsel
Robert W. Peabody	51	Vice President of Grant Administration
Erkki Ruoslahti, M.D., Ph.D.	66	Director
Alan C. Shapiro, Ph.D.	60	Director
Alan G. Walton, Ph.D., D.Sc.	69	Director

        Michael D. West is our President, Chairman of our Board of Directors and Chief Scientific Officer. Dr. West has extensive academic and business experience in age-related degenerative diseases, telomerase molecular biology and human embryonic stem cell research and development. Before joining ACT in 1998, Dr. West founded Geron Corporation, and from 1990 to 1998 served as a Director and senior executive officer of Geron, where he initiated and managed programs in telomerase diagnostics, telomerase inhibition, telomerase-mediated therapy and human embryonic stem cell research. After leaving Geron, Dr. West co-founded and served as Chairman of Origen Therapeutics, a company focused on the development of avian transgenic technologies. He is the inventor of patents assigned to the University of Texas Southwestern Medical Center at Dallas licensed to Geron Corporation relating to telomere biology. Dr. West receives royalties from the license of these patents. In 1999, Dr. West formed ACT Group for the purpose of acquiring a controlling interest in ACT. Dr. West received a B.S. Degree from Renseelaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982 and a Ph.D. from Baylor College of Medicine in 1989. Dr. West is also a director of Biotime, Inc., a reporting company, and a director of the Life Extension Foundation, and the privately held company BioMarker Pharmaceuticals, Inc. Dr. West is not an officer or director of any other reporting company.

        William M. Caldwell, IV is our Chief Executive Officer and a member of our Board of Directors. He has a 30-year management career working with emerging technologies and restructuring distressed corporate environments. During his career he has served in senior executive positions both in marketing and finance. He has worked with Booz Allen and Hamilton; the Flying Tiger Line Inc.; Van Vorst Industries; and Kidder Peabody. He started a firm specializing in strategy and financial planning which was instrumental in restructuring over $1.0 billion of debt for over twenty companies and partnerships. He was a pioneer in the satellite radio auctions as President of Digital Satellite Broadcasting Corporation; assisted in the financing and became President and ultimately CEO in the restructuring of CAIS Internet, and has advised corporations, both public and private, in technology, telecommunications, retailing, real estate, hospitality, publishing, and transportation. He received his B.A. degree from the University of Southern California and was a Multinational Enterprise Fellow at the Wharton School of Finance. He serves as a director of Lee Pharmaceuticals and King Koil Franchising Corp. Mr. Caldwell is not an officer or director of any other reporting company.

        Robert P. Lanza, M.D. is our Vice President of Medical and Scientific Development. Dr. Lanza has over 20 years of research and industrial experience in the areas of tissue engineering and transplantation medicine. Before joining ACT in 1998, from 1990 to 1998, Dr. Lanza was Director of Transplantation Biology at BioHybrid Technologies, Inc., where he oversaw that company's xenotransplantation and bioartificial pancreas programs. He has edited or authored sixteen books, including Principles of Tissue Engineering (2d ed. co-edited with R. Langer and J. Vacante), Yearbook of Cell and Tissue Transplantation, One World The Health & Survival of the Human Species in the Twenty-First Century, and Xeno: The Promise of Transplanting Animal Organs into Humans (co-authored with D.K.C. Cooper). Dr. Lanza received his B.A. and M.D. Degrees from the University of Pennsylvania, where he was both a University Scholar and Benjamin Franklin Scholar. Dr. Lanza is not an officer or director of any other reporting company.

        James G. Stewart is our Senior Vice President of Finance and Chief Financial Officer. Prior to joining the Company in 2005, Mr. Stewart served as Executive Vice President of Finance and Administration for LRN, a technology company providing software solutions in corporate ethics and governance. Between April 2002 and July of 2004, Mr. Stewart was the Chief Financial Officer for SS8 Networks, a company which provides software solutions to telecommunications providers. Prior to his appointment at SS8 Networks, Mr. Stewart served as the Chief Financial Officer for Graviton, a provider of wireless sensor and data applications, and, from February 1999 to March 2001, he held the position of Chief Financial Officer for Ventro Corporation. At Ventro Corporation, Mr. Stewart was responsible for the raising of capital in the company's initial public offering and subsequent debt offerings. Before his tenure at Ventro Corporation, Mr. Stewart served for over three years as Chief Financial Officer of CN Biosciences, Inc., a publicly traded life sciences company. At CN Biosciences, he played a significant role in the company's initial public offering and was responsible for the management of finance culminating in the sale of the business to Merck KgaA Darmstadt. Prior to joining CN Biosciences, he held key finance positions at two other companies after leaving Ernst & Young (formerly Arthur Young & Co.), where he had served for 13 years, three years as an audit partner. Mr. Stewart holds a Bachelor's Degree in Business Administration from the University of Southern California. Mr. Stewart is not an officer or director of any other reporting company.

        Jonathan F. Atzen is our Senior Vice President and General Counsel. Mr. Atzen joined the Company in 2005. Prior to joining the Company, Mr. Atzen was an attorney at Heller Ehrman/Venture Law Group LLP and worked as a corporate/securities attorney for other large international law firms including Brobeck, Phleger & Harrison LLP and Morrison & Foerster LLP. His corporate practice has focused on the representation of emerging growth and established technology companies in such industries as life sciences, semiconductors, wireless communications, software and alternative energy technologies. Mr. Atzen has provided general corporate counsel to public companies with respect to securities offerings including initial public offerings, secondary offerings, PIPEs and spin-offs, and reporting and compliance matters under the Securities Exchange Act of 1934. Mr. Atzen also has experience in public and private company mergers and acquisitions. He received his B.A. degree in economics from the University of California at Santa Barbara and his J.D. from Loyola Law School. Mr. Atzen is not an officer or director of any other reporting company.

        Robert W. Peabody is our Vice President of Grant Administration. Mr. Peabody joined the company on a full time basis in February, 2005 as Vice-President, Grant Administration. Prior to this and for the last 14 years he was a Regional Controller of Ecolab, Inc., a Fortune 500 specialty chemical manufacturing and service company. Mr. Peabody has extensive experience in biotechnology investing and aiding in the start-ups of such companies as Geron Corporation, Origen Therapeutics, and ACT Group. Mr. Peabody also served as a member of the Board of Directors of ACT Group prior to its dissolution. Mr. Peabody received a Bachelors Degree in Business Administration from the University of Michigan and is a Certified Public Accountant. Mr. Peabody is not an officer or director of any other reporting company.

        Erkki Ruoslahti, M.D., Ph.D. has served as a director since November 2005. Dr. Ruoslahti joined The Burnham Institute in 1979 and served as its President from 1989 to 2002. Dr. Ruoslahti is the recipient of the 2005 Japan Prize for his work in cell biology. Dr. Ruoslahti's other honors include the Gairdner Prize, and membership in the U.S. National Academy of Sciences, Institute of Medicine, and American Academy of Arts and Sciences. He is a Knight of the Order of the White Rose of Finland. Dr. Ruoslahti earned his M.D. and Ph.D. from the University of Helsinki in Finland. After postdoctoral training at the California Institute of Technology, he held various academic appointments in Finland and at City of Hope National Medical Center in Duarte, California. Dr. Ruoslahti's research has been the basis of several drugs currently on the market or in clinical trials. He has been a founder and director of several biotechnology companies.

        Alan C. Shapiro, Ph.D. is a member of our Board of Directors. He adds more than 30 years' experience in corporate and international financial management to Advanced Cell Technology. Dr. Shapiro is currently the Ivadelle and Theodore Johnson Professor of Banking and Finance at the Marshall School of Business, University of Southern California, where he previously served as the Chairman of the Department of Finance and Business Economics, Marshall School of Business. Prior to joining the University of Southern California, Dr. Shapiro taught as an Assistant Professor at the University of Pennsylvania, Wharton School of Business, and has been a visiting professor at Yale University, UCLA, the Stockholm School of Economics, University of British Columbia, and the U.S. Naval Academy. Dr. Shapiro has published over 50 articles in such academic and professional journals as the Journal of Finance, Harvard Business Review, and the Journal of Business, among many others. He frequently serves as an expert witness in cases involving valuation, economic damages, international finance, takeovers, and transfer financing through Trident Consulting Group LLC. He received his B.A. in Mathematics from Rice University, and a Ph.D. in Economics from Carnegie Mellon University. Dr. Shapiro is a trustee of Pacific Corporate Group's Private Equity Fund and also serves as a director of Remington Oil and Gas Corporation, a reporting company traded on the New York Stock Exchange.

        Alan G. Walton, Ph.D., D.Sc. has served as a director since November 2005. Since 1987, Dr. Walton has been a general partner of Oxford Bioscience Partners, a venture capital firm investing in life sciences enterprises. Prior to joining Oxford Bioscience Partners, Dr. Walton was President and Chief Executive Officer of University Genetics Co. Dr. Walton serves on the board of directors of Alexandria Real Estate Equities, Inc., Acadia Pharmaceuticals, Inc. and Avalon Pharmaceuticals, Inc. He previously has served as the Chairman of the Board of Directors or as a Director for numerous private and public biotechnology companies, including Human Genome Sciences and Gene Logic Inc. He was a professor at Case Western Reserve University and Harvard Medical College from 1961 to 1981 and a member of President Carter's Science Advisory Committee from 1976 to 1977. Dr. Walton holds a Ph.D. in Physical Chemistry, a D.Sc. in Biological Chemistry and a B.S. in Chemistry, each from the University of Nottingham and in 2005 received an honorary LLD degree in recognition of his lifetime achievement in life sciences, also from the University of Nottingham.

Audit Committee

        Our Board of Directors has established an Audit Committee. The members of the Audit Committee are Alan C. Shapiro, Erkki Ruoslahti and Alan G. Walton. Dr. Shapiro serves as chair of the Audit Committee. The Board of Directors has determined that Dr. Shapiro is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The board has determined that all such members meet the additional independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the

SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2005, all Reporting Persons timely complied with all applicable filing requirements except as follows: Alan Shapiro—one Form 3 and two Form 4s; Erkki Ruoslahti—one Form 3; Alan Walton—one Form 3. These individuals subsequently filed their delinquent Forms.

Code of Ethics

        We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our code of business conduct and ethics is available on our website at www.advancedcell.com under "Investors—Corporate Governance." We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or OTCBB listing standards concerning any amendment to, or waiver from, our code of business conduct and ethics.

ITEM 10.    EXECUTIVE COMPENSATION

        The following table summarizes the annual compensation paid to our named executive officers for the three years ended December 31, 2005, 2004 and 2003:

Summary Compensation Table

Long-Term Compensation Awards
Annual Compensation
Number of Securities Underlying Options
Name and Principal Position	Fiscal Year	Salary		Bonus	Other Annual Compensation				All Other Compensation
William M. Caldwell, IV, Chief Executive Officer	2005 2004 2003		$241,333 — —	$125,000 — —		$0 — —		1,903,112 651,161 —	$0 — —
Michael D. West, Ph.D., President, Chairman of the Board, and Chief Scientific Officer	2005 2004 2003	$ $ $	246,745 189,770 177,880	$90,000 0 0		0 0 0		3,180,223 1,500,000 0	$5,934 0 0
Robert P. Lanza, M.D., Vice President of Medical & Scientific Development	2005 2004 2003	$ $ $	292,593 224,115 183,850	$51,638 0 0	$ $ $	0 5,000 87,333	(3) (3)	750,000 750,000 0	$6,485 0 0
James G. Stewart Sr. Vice President and Chief Financial Officer(1)	2005 2004 2003		$175,458 — —	80,000 — —		$0 — —		650,000 — —	$4,309 — —
Jonathan F. Atzen, Sr. Vice President and General Counsel(2)	2005 2004 2003		$154,921 — —	$80,000 — —		$9,000 — —		400,000 — —	$1,000 — —

(1)
Mr. Stewart became employed as our Sr. Vice President and Chief Financial Officer on March 13, 2005.

(2)
Mr. Atzen became employed as our Sr. Vice President and General Counsel on April 1, 2005.

(3)
Represents payments made to Dr. Lanza pursuant to a $100,000 loan entered into on July 31, 2002, which was extinguished prior to the January 31, 2005 merger.

        The following table sets forth information concerning grants of stock options by us under the Company's equity compensation plans to our named executive officers during the fiscal year ended December 31, 2005.

Option Grants In Last Fiscal Year

Individual Grants

Name	Number of Securities Underlying Options Granted		Percent of Total Options Granted to Employees in Fiscal Year		Exercise Price Per Share		Expiration Date
Michael D. West, Ph.D.	3,180,223(3)		36.31%			$0.85	1/31/2015
William M. Caldwell, IV	1,903,112(2)		21.73%			$0.85	1/31/2015
Robert P. Lanza, M.D.	500,000(4 250,000(5	) )	5.71 2.85	% %	$ $	0.85 2.20	1/31/2015 9/15/2015
James G. Stewart	400,000(6 250,000(7	) )	4.57 2.85	% %	$ $	0.85 2.20	1/31/2015 9/15/2015
Jonathan F. Atzen	400,000(8)		4.57%			$0.85	1/31/2015

(1)
Mr. Caldwell's options vest as follows: 25% vested immediately with the remainder vesting in equal monthly installments over 48 months.

(2)
Dr. West's options vest in equal monthly installments over 48 months.

(3)
Dr. Lanza's award of 500,000 options vests in equal monthly installments over 48 months.

(4)
Dr. Lanza's award of 250,000 options vested upon grant.

(5)
Mr. Stewart's award of 400,000 options vests as follows: 20,000 vested immediately with the remainder vesting over 48 months.

(6)
Mr. Stewart's award of 250,000 vests in equal monthly installments over 48 months.

(7)
Mr. Atzen's options vest as follows: 40,000 vested immediately with the remainder vesting in equal monthly installments over 48 months.

Aggregated Option/SAR Exercises In Last Fiscal Year and Fiscal Year End Option/SAR Values

			Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised In-The-Money Options at Fiscal Year-End($)(1)
Name	Shares Acquired on Exercise(#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
William M. Caldwell, IV	N/A	N/A	1,161,014	1,393,259	$1,509,412	$1,729,299
Michael D. West, Ph.D.	N/A	N/A	2,228,801	2,451,422	$3,685,113	$2,733,335
Robert P. Lanza, M.D.	N/A	N/A	1,114,583	385,417	$1,564,010	$429,740
James G. Stewart	N/A	N/A	127,292	522,708	$124,508	$321,492
Jonathan F. Atzen	N/A	N/A	131,667	268,333	$146,808	$299,192

(1)
Value is based on the difference between the fair market value of the securities underlying the options and the exercise price of the options at fiscal year end.

        Compensation of Directors.    During 2005, we granted Dr. Alan C. Shapiro 50,000 shares of common stock for service on our Board of Directors. Effective August 1, 2005, we have adopted a compensation policy pursuant to which members of our Board will be compensated $1000 per day for attendance at Board meetings and $250 per day for attendance at committee meetings.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

        Employment Agreement with Michael D. West, Ph.D.    On December 31, 2004, we entered into an employment agreement with our President and Chief Scientific Officer, Dr. West. The agreement provides for annual compensation in the amount of $200,000 increasing to $250,000 upon the completion of an equity financing that results in increased financing to us of at least $10 million, and an annual bonus of $50,000 until Dr. West's salary reaches $250,000, after which any bonus shall be paid at the discretion of the Board of Directors. Pursuant to his agreement, Dr. West received 3,180,223 stock options under the 2005 Stock Plan, which vest in equal monthly installments over 48 months. In the event of a change of control of us, 50% of any unvested options held by Dr. West will become vested. The agreement provides for severance in the event of termination without cause in the amount of twelve months' base salary and accelerated vesting of 50% of any unvested options. In the event of termination without cause following a change of control, Dr. West is entitled to receive a lump sum severance equal to twelve months' base salary and accelerated vesting of 100% of any unvested options.

        Dr. West's agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Dr. West assign all invention and intellectual property rights to us. The agreement may be terminated by either party with or without cause with thirty days' written notice.

        Employment Agreement with William M. Caldwell, IV.    On December 31, 2004, we entered into an employment agreement with William M. Caldwell, IV, our Chief Executive Officer. The agreement provides for annual compensation in the amount of $200,000, increasing to $250,000 upon the completion of an equity financing that results in increased financing to us of at least $10 million, and an annual bonus of $50,000 until Mr. Caldwell's salary reaches $250,000, after which any bonus shall paid be at the discretion of the Board of Directors. We have also agreed to reimburse Mr. Caldwell for certain commuting expenses through June 2005 and relocation expenses after June 2005. Pursuant to his agreement, Mr. Caldwell received 1,903,112 options under the 2005 Stock Plan, 25% of which vested upon grant with the remainder vesting in equal monthly installments over 30 months. In the event of a change of control of us, 50% of any unvested options held by Mr. Caldwell will become vested. The agreement provides for severance in the amount of six months' salary in the event Mr. Caldwell's employment is terminated without cause and accelerated vesting of 50% of any unvested options. In the event Mr. Caldwell's employment is terminated without cause following a change of control, he is entitled to a lump sum severance payment equal to six months' base salary and accelerated vesting of 100% of any unvested stock options.

        Mr. Caldwell's agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Caldwell assign all invention and intellectual property rights to us. The agreement may be terminated by either party with or without cause with thirty days' written notice.

        Employment Agreement with Robert P. Lanza, M.D.    On February 1, 2005, we entered into an employment agreement with Robert P. Lanza, M.D., our Vice President of Medical and Scientific Development. The agreement provides for annual compensation in the amount of $215,000, plus a performance-based bonus of $35,000 for fiscal year 2005 upon the achievement of certain milestones established by the Chief Scientific Officer. Dr. Lanza received 500,000 stock options under the 2005 Stock Plan, which vest in equal monthly installments over 48 months. In addition, on September 16, 2005, Dr. Lanza was awarded 250,000 options that were immediately vested. In the event Dr. Lanza's employment is terminated following a change of control, 100% of any unvested options will become vested. In the event Dr. Lanza continues in the employment of a successor company following a change of control, the vesting of Dr. Lanza's unvested options will be accelerated by one year. Dr. Lanza's agreement provides for severance in the amount of twelve months' salary following termination of employment (1) as a result of disability, (2) without cause, (3) by Dr. Lanza following a material change in duties or a material breach by us, or (4) as a result of a change of control.

        Dr. Lanza's agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Dr. Lanza assign all invention and intellectual property rights to us. The term of the agreement expires February 1, 2009, which may be renewed by the parties in writing.

        Employment Agreement with Robert W. Peabody.    On February 1, 2005, we entered into an employment agreement with Robert W. Peabody, our Vice President of Grant Administration. The agreement provides for annual compensation in the amount of $150,000, increasing to $195,000 upon the earlier of the completion of an equity financing that results in increased financing to us of at least $10 million or the receipt of $5 million in grants awards. The agreement provides for an annual bonus as determined by our Chief Executive Officer and our Board of Directors; provided, however, that Mr. Peabody is entitled to an annualized prorated portion of $45,000 in the event we secure $10 million in increased financing or $5 million in grants. Pursuant to his agreement, Mr. Peabody received 400,000 options under the 2005 Stock Plan, which vest in equal monthly installments over 48 months. In the event of a change of control of us, 50% of any unvested options will become vested. The agreement provides for severance in the amount of six months' salary in the event Mr. Peabody's employment is terminated without cause and accelerated vesting of 50% of any unvested options. In the event Mr. Peabody's employment is terminated without cause following a change of control, he is entitled to a lump sum severance payment equal to six months' base salary and accelerated vesting of 100% of any unvested stock options.

        Mr. Peabody's agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Peabody assign all invention and intellectual property rights to us. The agreement may be terminated by either party with or without cause with thirty days' written notice.

        Employment Agreement with James G. Stewart.    On March 13, 2005, we entered into an employment agreement with James G. Stewart, our Senior Vice President and Chief Financial Officer. The agreement provides for annual compensation of $185,000, increasing to $235,000 upon the completion of an equity financing that results in increased financing to us of at least $10 million. The agreement provides for an annual bonus as determined by our Chief Executive Officer and our Board of Directors. We have also agreed to reimburse Mr. Stewart for reasonable travel and other business expenses and to pay for reasonable moving expenses in the event we relocate outside of Southern

California. Mr. Stewart was awarded 400,000 stock options under the 2005 Stock Plan, 5% of which vested upon grant with the remainder vesting in equal monthly installments over 48 months. Mr. Stewart's employment agreement was amended on September 16, 2005, to increase his annual salary to $245,000 and to award an additional 250,000 options, which vest in equal monthly installments over 48 months. In the event of a change of control of us, 50% of any unvested options held by Mr. Stewart will become vested. In the event Mr. Stewart's employment is terminated without cause, he is entitled to a lump sum severance payment equal to six months' base salary and accelerated vesting of 50% of any unvested stock options. In the event Mr. Stewart is terminated without cause following a change of control, he is entitled to a lump sum severance payment equal to six months' base salary and accelerated vesting of 100% of any unvested stock options.

        Mr. Stewart's agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Stewart assign all invention and intellectual property rights to us. The agreement may be terminated by either party with or without cause with thirty days' written notice.

        Employment Agreement with Jonathan F. Atzen.    On April 1, 2005, we entered into an employment agreement with Jonathan F. Atzen, our Senior Vice President and General Counsel. The agreement provides for annual compensation of $195,000, increasing to $245,000 upon the completion of an equity financing that results in increased financing to us of at least $10 million. The agreement provides for an annual bonus as determined by our Chief Executive Officer and our Board of Directors. Mr. Atzen received a one-time advance of an annual bonus in the amount of $40,000. Mr. Atzen was awarded 400,000 stock options under the 2005 Stock Plan, 10% of which vested upon grant with the remainder vesting in equal monthly installments over 48 months. In the event of a change of control of us, 50% of any unvested options held by Mr. Atzen will become vested. In the event Mr. Atzen's employment is terminated without cause by us or for good reason by Mr. Atzen, he is entitled to a lump sum severance payment equal to six months' base salary, accelerated vesting of 50% of his unvested stock options, and reimbursed cost of medical coverage for a period of six months. In the event Mr. Atzen is terminated without cause following a change of control, he is entitled to a lump sum severance payment equal to six months' base salary and accelerated vesting of 50% of any unvested stock options.

        Mr. Atzen's agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Atzen assign all invention and intellectual property rights to us. The agreement may be terminated by either party with or without cause with thirty days' written notice.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

  Beneficial Ownership of Directors, Officers and 5% Stockholders

        The following tables set forth certain information regarding the beneficial ownership of our common stock. Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our common stock. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

        The following table sets forth information regarding beneficial ownership of our capital stock as of December 31, 2005, by:

  •
  each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our common stock;

  •
  each of our directors and named executive officers; and

  •
  all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		%
5% or Greater Stockholders:
Highview Associates LLC(1)	1,797,460		7.7%
ATP Capital(2)	3,028,906		12.9%
Anthem Ventures Fund, LP(3)	5,068,383		19.7%
Augustine Fund LP(4)	2,294,118		9.5%
Sagio Investments S.A.(5)	2,315,700		10.4%
Directors and Named Executive Officers
Michael D. West, Ph.D., President, Chief Scientific Officer, and Director	2,471,310	(6)	9.5%
William M. Caldwell, IV, Chief Executive Officer and Director	2,309,166	(7)	9.1%
Robert P. Lanza, M.D., Vice President Medical & Scientific Development	1,135,417	(8)	4.6%
Robert Peabody, Vice President Grant Administration	371,126	(9)	1.6%
James G. Stewart, Sr. Vice President and Chief Financial Officer	154,375	(10)	*
Jonathan F. Atzen, Sr. Vice President and General Counsel	223,333	(11)	*
Alan C. Shapiro, Ph.D., Director	213,695	(12)	*
Alan G. Walton, Ph.D., D.Sc., Director	0		*
Erkki Ruoslahti, M.D., Ph.D., Director	20,086		*
Directors and Executive Officers as a Group (9 persons)	6,898,509	(13)	23.0%

*
Less than 1%

(1)
The address for Highview Associates LLC is 900 North Pointe, Suite C406, Ghiradelli Square, San Francisco, CA 94106.

(2)
The address for ATP Capital is 60 East 42nd Street, Suite 3410, New York, NY 10165.

(3)
The address for Anthem Ventures Fund, LP is 225 Arizona Ave., Suite 200, Santa Monica, CA 90401. Includes (i) 1,756,132 shares subject to warrants, (ii) 545,652 shares subject to convertible debentures that are currently exercisable or exercisable within 60 days of December 31, 2005, and (iii) 413,657 shares owned by certain of its affiliates.

(4)
The address of Augustine Fund LP is 141 W. Jackson Blvd., Suite 2182, Chicago, IL 60604. Includes 764,706 shares subject to warrants that are currently exercisable, but which provide that the warrants may not be exercised if such exercise would result in the holder being deemed the beneficial owner of more than 9.9% of the then-outstanding shares of common stock.

(5)
The address for Sagio Investments S.A. is 11 Cours de Rive, 1204 Geneva, Switzerland.

(6)
Includes (i) 2,361,310 shares subject to stock options held directly by Dr. West that are currently exercisable or exercisable within 60 days of December 31, 2005, and (ii) indirect ownership of 110,000 shares subject to stock options held by the spouse of Dr. West that are currently exercisable or exercisable within 60 days of December 31, 2005 and of which Dr. West may be deemed the beneficial owner.

(7)
Includes (i) 1,253,044 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2005 that are held directly by Mr. Caldwell, (ii) indirect ownership of 486,000 shares subject to currently exercisable warrants awarded to Andwell, LLC, an entity affiliated with Mr. Caldwell and of which he may be deemed the beneficial owner, and (iii) indirect ownership of 323,374 shares subject to stock options held by the spouse of Mr. Caldwell that are currently exercisable or exercisable within 60 days of December 31, 2005 and of which Mr. Caldwell may be deemed the beneficial owner.

(8)
Includes 1,135,417 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2005.

(9)
Includes 348,333 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2005.

(10)
Includes 154,375 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2005.

(11)
Includes (i) 148,333 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2005, and (ii) indirect ownership of 75,000 shares subject to currently exercisable warrants issued to Rocket Ventures, LLC, an entity affiliated with Mr. Atzen and of which he may be deemed the beneficial owner.

(12)
Includes (i) indirect ownership of 163,695 shares subject to convertible debentures held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner and (ii) 50,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2005 awarded as compensation for service on our Board of Directors.

(13)
Includes 6,608,882 shares subject to stock options, warrants or convertible debentures that are currently exercisable or exercisable within 60 days of December 31, 2005.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Except as described below, none of the following parties has, since our date of incorporation, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

  •
  Any of our directors or officers,

  •
  Any person proposed as a nominee for election as a director,

  •
  Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock,

  •
  Any of our promoters, and

  •
  Any relative or spouse of any of the foregoing persons who has the same house as such person.

Transactions with ACT Group

        On July 12, 2002, we issued a promissory note with a face amount of $1,000,000, referred to as the Group Note, to our majority stockholder, ACT Group, as a repayment of advances received from ACT Group. The Group Note was extinguished in full in connection with the execution of the Aronson settlement agreement described above. As a condition to our entering into the Aronson settlement agreement, we entered into an agreement with ACT Group, referred to as the Group Agreement, compensating us for the obligations we incurred under the Aronson settlement agreement, which extinguished in full ACT Group's obligations and indebtedness to Plaintiffs, and resolving certain disputes with respect to amounts due to and from us and ACT Group.

        Pursuant to the Group Agreement, in consideration for our entering into the Aronson settlement agreement, the following was agreed to by ACT Group and us:

  •
  ACT Group would extinguish our liability to ACT Group relating to the Group Note,

  •
  We would extinguish an existing intercompany debt owed to us by ACT Group of $782,295, and

  •
  ACT Group agreed to transfer to us 352,153 shares of our common stock to compensate us for the amount by which the value of the settlement consideration paid to the Plaintiffs by us and the amount of the liabilities of ACT Group extinguished by us exceeds the amount of the liabilities from us to Group extinguished under the Group Agreement.

Bridge Loan Transaction

        During the period August through October 2004, we issued promissory notes aggregating $500,000 face value for cash proceeds of $450,000 and the assumption of $50,000 of debt owed by our parent to the following related parties, in addition to other unrelated parties: Anthem Venture Management, LLC in the amount of $100,000 and Gregory A. Bonfiglio in the amount of $50,000. The notes bear interest at 10% per year.

        As additional consideration for the purchase of the notes, on November 26, 2004, we granted warrants to certain related parties who were note holders entitling them to purchase shares of our common stock at an exercise price of $0.05. Warrants were issued to Anthem Venture Management, LLC for 100,000 shares and to Gregory A. Bonfiglio for 50,000 shares that are exercisable on or after February 1, 2006 and expire February 1, 2008.

        During the first quarter of 2005, the $500,000 of notes, plus accrued interest of $23,708, were converted into investment units consisting of 616,124 shares of common stock, plus 308,063 common stock purchase warrants, exercisable at $1.27 per share.

Private Equity Financing

        On November 26, 2004, in connection with the early release from escrow of funds related to our private equity financing, we granted to Andwell, LLC, a company affiliated with our Chief Executive Officer, William M. Caldwell, IV, warrants to purchase 250,000 shares of our common stock at an exercise price of $0.05 per share. The warrants are exercisable for twenty four months from the date of issuance.

        On September 15, 2005, Anthem/CIC Venture Partners, L.P. purchased convertible debentures with a principal amount of $1,255,000, convertible into 545,652 shares of common stock. In connection with the purchase of the debentures, we issued Anthem/CIC Venture Partners, L.P. warrants to purchase 272,826 shares of our common stock at an exercise price of $2.53.

        On September 15, 2005, The Shapiro Family Trust Dated September 29, 1989 purchased convertible debentures with a principal amount of $251,000, convertible into 109,130 shares of common stock. In connection with the purchase of the debentures, we issued The Shapiro Family Trust Dated September 29, 1989, warrants to purchase 54,565 shares of our common stock at an exercise price of $2.53.

Consulting Services

        On September 1, 2004, we entered into a consulting agreement with Redberry Investments LLC, an entity owned by Gregory A. Bonfiglio, who is also a partner of Anthem Venture Partners, L.P. This consulting agreement was separate and independent from any involvement that Anthem Venture Partners, L.P. might have with our private equity financing. Pursuant to the consulting agreement, we agreed to grant Redberry Investments LLC a warrant to purchase 1,488,000 shares of our common stock at the exercise price of $0.25, which vest on February 1, 2006, in consideration of consulting services provided by Redberry Investments LLC to us. The agreement terminated upon the private equity financing and our merger on January 31, 2005.

        On December 13, 2004, we granted Andwell, LLC, an entity affiliated with our Chief Executive Officer, William M. Caldwell, IV, warrants to purchase 236,000 shares of our common stock at $0.25 per share in consideration of consulting services provided by Andwell, LLC to us. The warrants are exercisable for twenty-four months from the date of issuance.

        On December 13, 2004, we granted Rocket Ventures, LLC an entity affiliated with our General Counsel, Jonathan Atzen, warrants to purchase 75,000 shares of our common stock at $0.25 per share in consideration of consulting services provided by Rocket Ventures, LLC. The warrants are exercisable for twenty-four months from the date of issuance.

        On November 30, 2004, we granted Gunnar Engstrom, our former Chief Financial Officer, warrants to purchase 100,000 shares of our common stock at $0.25 per share in consideration of termination of his employment agreement. The warrants are exercisable during the period of April 1, 2005, through April 1, 2010.

        On January 15, 2005, we entered into a consulting agreement with Dr. Karen Chapman, the spouse of Dr. Michael West, our President and Chief Scientific Officer, pursuant to which Dr. Chapman is providing scientific consulting services. Dr. Chapman is to receive an annual payment of $7,500. In addition, Dr. Chapman received 110,000 options to purchase our common stock under the Company's 2005 Stock Incentive Plan.

        On September 14, 2005, in connection with consulting services provided to us, we issued a warrant to purchase 33,000 shares of common stock at an exercise price of $2.53 per share to William Woodward, a partner of Anthem Venture Partners, L.P.

Executive Loan Agreement

        On July 31, 2002, we entered into a loan agreement with Robert Lanza, our Vice President of Medical and Scientific Development, for $140,000. Payments were made during the period of January 23, 2003 through January 7, 2005, and the loan was extinguished upon the merger on January 31, 2005.

ITEM 13.    EXHIBITS

        Please see the Exhibit Index which follows the signature page to this annual report on Form 10-KSB and which is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table summarizes the fees of Stonefield Josephson, Inc., our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2005	2004
Audit Fees(1)	$197,000	$26,607
Audit-Related Fees(2)	$15,300	$20,000
Tax Fees(3)	$21,083	$0
All Other Fees(4)	$0	$0

(1)
Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004.

(2)
Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees." These fees include review of registration statements and participation at meetings of the audit committee.

(3)
Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.

(4)
All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

        The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. To the extent that additional services are necessary beyond those specifically budgeted for, the audit committee and management pre-approve such services on a case-by-case basis. All services provided by the independent auditors were approved by the Audit Committee.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

ADVANCED CELL TECHNOLOGY, INC.
By:	/s/ WILLIAM M. CALDWELL, IV William M. Caldwell, IV
Its:	Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-KSB has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM M. CALDWELL, IV Name: William M. Caldwell, IV Title: Chief Executive Officer and Director	March 31, 2006
By:	/s/ JAMES G. STEWART Name: James G. Stewart Title: Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006
By:	/s/ MICHAEL D. WEST, PH.D. Name: Michael D. West, Ph.D. Title: Director	March 31, 2006
By:	/s/ ALAN C. SHAPIRO, PH.D. Name: Alan C. Shapiro, Ph.D. Title: Director	March 31, 2006
By:	/s/ ERKKI RUOSLAHTI, M.D., PH.D. Name: Erkki Ruoslahti, M.D., Ph.D. Title: Director	March 31, 2006
By:	/s/ ALAN G. WALTON, PH.D., D.SC. Name: Alan G. Walton, Ph.D., D.Sc. Title: Director	March 31, 2006

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Company, A.C.T. Acquisition Corp. and ACT, dated as of January 3, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2005 (File No. 000-50295) and incorporated by reference herein).
2.2	Agreement and Plan of Merger between Advanced Cell Technology, Inc., a Nevada corporation, and Advanced Cell Technology, Inc, a Delaware corporation, dated as of November 18, 2005 (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).
2.2	Agreement and Plan of Merger between Advanced Cell Technology, Inc., a Delaware corporation, and ACT, dated as of November 18, 2005 (previously filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).
3.1	Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporation by reference herein).
3.2	Bylaws of the Company (previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).
4.1	Specimen Stock Certificate (previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).
4.2	Form of $0.05 Warrant to Purchase Common Stock of ACT. ACT issued warrants in this form for the purchase of an aggregate of 900,000 shares, including a warrant to purchase 250,000 shares of ACT common stock to Andwell, LLC, an entity affiliated with William Caldwell, IV, the Chief Executive Officer and a director of the Company (previously filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
4.3	Form of $0.25 Warrant to Purchase Common Stock of ACT. ACT issued warrants in this form for the purchase of an aggregate of 1,954,000 shares, including (i) a warrant to purchase 236,000 shares of ACT common stock to Andwell, LLC, an entity affiliated with William Caldwell, IV, the Chief Executive Officer and a director of the Company, (ii) a warrant to purchase 75,000 shares of ACT common stock to Rocket Ventures, an entity affiliated with Jonathan Atzen, a Senior Vice President and the General Counsel of the Company (previously filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
4.4	$0.25 Warrant to Purchase Common Stock of the Company issued to Gunnar Engstrom (previously filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
4.5	Form of $0.85 Warrant to Purchase Common Stock of ACT (previously filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
4.6	Form of $1.27 Warrant to Purchase Common Stock of ACT (previously filed as Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.7	Form of $2.00 Warrant to Purchase Common Stock of ACT (previously filed as Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
4.8	Form of Subscription Agreement to Purchase Series A Convertible Preferred Units of ACT (previously filed as Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
4.9	Form of Share Purchase Agreement to purchase common stock of Two Moons Kachinas Corp. ("TMOO"), the predecessor to the Company (previously filed as Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
4.10	Form of Lock-Up Agreement entered into by certain sellers of TMOO common stock (previously filed as Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
4.11	Form of Lock-Up Agreement entered into by certain buyers of TMOO common stock (previously filed as Exhibit 4.11 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
4.12	Investor's Rights Agreement between ACT and Avian Farms, Inc. dated December 31, 1998 (previously filed as Exhibit 4.12 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
9.1	Form of Voting Agreement for shares of common stock of ACT held by certain parties effective as of January 31, 2005 (previously filed as Exhibit 9.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.1	Exclusive Development and License Agreement between GTC Biotherapeutics (f/k/a as Genzyme Transgenics Corporation) and ACT dated June 8, 1999 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.2	Exclusive License Agreement dated April 16, 1996 between the University of Massachusetts and ACT as amended on September 1, 1997, May 31, 2000 and September 19, 2002 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.3	Materials and Research Data License Agreement dated January 26, 2001 between Wake Forest University and ACT (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.3.1	July 1, 2002 Assignment to Wake Forest University Health Sciences (previously filed as Exhibit 10.3.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.4	Exclusive License Agreement dated February 1, 2002 between the University of Massachusetts and ACT (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.5	Non-Exclusive Sublicense Agreement between ACT and Infigen, Inc. dated August 1, 2003 (previously filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.6	Non-Exclusive License Agreements, dated January 1, 2001 between ACT and PPL Therapeutics (Scotland) Limited (previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.7	Nonexclusive License Agreement dated May 1, 2001 between ACT and Immerge BioTherapeutics, Inc. (previously filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.8	Nonexclusive License and Sponsored Research Agreement dated June 29, 2001 between ACT and Charles River Laboratories, Inc. (previously filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.9	on-Exclusive Sublicense Agreement between Cyagra, Inc., ACT, ACT Group and Goyaike, S.A. dated November 20, 2001 (previously filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.10	Exclusive Sublicense Agreement between ACT, ACT Group and Cyagra, Inc. dated June 28, 2002 (previously filed as Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.11	Non-Exclusive License Agreement dated November 8, 2002 between ACT and Merial Limited (previously filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.12	Non-Exclusive Sublicense Agreement between ACT and Infigen, Inc. dated August 1, 2003 (previously filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.13	Exclusive License Agreement dated October 22, 2003 between ACT and Exeter Life Sciences, Inc. (previously filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.13.1	Letter of Intent between ELS and ACT dated March 16, 2003 (previously filed as Exhibit 10.13.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.13.2	Sponsored Research Agreement (previously filed as Exhibit 10.13.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.14	Non-Exclusive License Agreement dated January 4, 2002 between ACT and Genetic Savings & Clone (previously filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.15	Non-Exclusive License Agreement dated February 3, 2004 between ACT and Pureline Genetics (previously filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.16	Non-Exclusive License Agreement dated February 3, 2004 between ACT and First Degree Genetics (previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.17	Non-Exclusive License Agreement dated February 3, 2004 between ACT and One Degree Genetics (previously filed as Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.18	Option to License Intellectual Property dated December 31, 2003 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.18.1	First Amendment to Option to License Intellectual Property dated February 13, 2004 (previously filed as Exhibit 10.18.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.19	Exclusive License Agreement (Infigen IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.19.1	First Amendment to Exclusive License Agreement (Infigen IP) dated August 25, 2005 (previously filed).
10.20	Exclusive License Agreement (UMass IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.20.1	First Amendment to Exclusive License Agreement (UMass IP) dated August 25, 2005 (previously filed).
10.21	Exclusive License Agreement (ACT IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.21.1	First Amendment to Exclusive License Agreement (ACT IP) dated August 25, 2005 (previously filed).
10.22	Agreement to Amend ACT/CELLCO License Agreements dated September 7, 2004 ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.23	Indemnification Agreement of David Merrell to certain buyers of TMOO common stock dated December 31, 2004 (previously filed as Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.24	Convertible Promissory Note to ACT Group, Inc. dated July 12, 2002 in the amount of $1,000,000 (previously filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.25	Promissory Note issued by ACT to Pierce Atwood LLP dated January 2005 in the amount of $150,000 (previously filed as Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.26	Promissory Note issued by ACT to Pierce Atwood dated July 1, 2003 in the amount of $339,000 (previously filed as Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.27	Promissory Note issued by ACT to Rothwell, Figg, Ernst & Manbeck, P.C. dated July 8, 2003 in the amount of $272,108 (previously filed as Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.28	Forbearance and Stock Purchase Agreement Among Avian Farms, Inc., ACT Group, Inc., ACT and Cima Biotechnology, Inc., dated July 16, 1999, as amended December 23, 1999 (previously filed as Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.29	Securityholders' Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. dated November 20, 2001 (previously filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.30.1	Securityholders' Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. dated July 1, 2002 (previously filed as Exhibit 10.30.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.30.2	Collaboration Agreement and Technology License (previously filed as Exhibit 10.30.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.30.3	Separation Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. (previously filed as Exhibit 10.30.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.31	Membership Interest Exchange and Asset Sale Agreement dated May 31, 2000, by and among ACT and Hematech, LLC, et al. (previously filed as Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.31.1	Buyout Option Agreement dated May 31, 2000 between Hematech, LLC and ACT (previously filed as Exhibit 10.31.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.32	Space Sublease Agreement dated November, 2004, between BioReliance and ACT, for 381 Plantation Street, Worcester, MA 01605 (previously filed as Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.33	Advanced Cell Technology, Inc. 2004 Stock Option Plan. Pursuant to this option plan, ACT issued options to purchase an aggregate 2,604,000 shares, including (i) options to purchase 1,500,000 shares of ACT common stock to Michael West, the Chairman of the Board of Directors and the Chief Scientific Officer of the Company, and (ii) options to purchase 750,000 shares of ACT common stock to Robert Lanza, the Vice President of Medical and Scientific Development of the Company (previously filed as Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.34	Advanced Cell Technology, Inc. 2004 Stock Option Plan II. Pursuant to this option plan, ACT issued options to purchase an aggregate 1,301,161 shares, including (i) options to purchase 651,161 shares of ACT common stock to William Caldwell, IV, the Chief Executive Officer and a director of the Company, and (ii) options to purchase 240,000 shares of ACT common stock to Robert Peabody, a director of the Company (previously filed as Exhibit 10.34 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.35	A.C.T. Holdings, Inc. 2005 Stock Option Plan (previously filed as Appendix A to the Registrant's preliminary proxy statement on Form PRE-14A filed on May 10, 2005 (File No. 000-50295) and incorporated by reference herein).

10.36	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.37	Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.38	Employment Agreement between ACT and William M. Caldwell, IV dated December 31, 2004 (previously filed as Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.39	Employment Agreement between ACT and Michael D. West dated December 31, 2004 (previously filed as Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.39.1	Amendment No. 1 to Employment Agreement between ACT and Michael D. West dated August 1, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2005 (File No. 000-50295) and incorporated by reference herein).
10.40	Employment Agreement between ACT and Robert Lanza dated February 1, 2005 (previously filed as Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.41	Employment Agreement between the Registrant, ACT and James G. Stewart dated March 13, 2005 (previously filed as Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.41.1	Amendment to Employment Agreement between the Registrant and James G. Stewart dated September 16, 2005 (previously filed as xhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 22, 2005 (File No. 000-50295) and incorporated by reference herein).
10.42	Employment Agreement between ACT and Robert Peabody dated February 9, 2005 (previously filed as Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.43	Employment Agreement between ACT and Jonathan Atzen dated April 1, 2005 (previously filed as Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.44	Employment Agreement between ACT and Irina Klimanskaya dated October 1, 2003 (previously filed as Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.45	Employment Agreement between ACT and Sadhana Agarwal dated April 1, 2004 (previously filed as Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.46	Employment Agreement between ACT and James Murai dated February 17, 2005 (previously filed as Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.47	Employment Agreement between ACT and David Larocca dated February 9, 2005 (previously filed as Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.48	Consulting Agreement between ACT and William M. Caldwell, IV dated October 1, 2004 (previously filed as Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.49	Consulting Agreement between ACT and Jonathan Atzen dated January 14, 2005 (previously filed as Exhibit 10.49 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.50	Consulting Agreement between ACT and Stephen Price dated December 31, 2004 (previously filed as Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.50.1	Consulting Agreement between ACT and Stephen Price dated April 28, 2005 (previously filed as Exhibit 10.50.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.51	Consulting Agreement between ACT and Chad Griffin dated April 1, 2005 (previously filed as Exhibit 10.51 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.52	Consulting Agreement between ACT and James Stewart dated January 14, 2005 (previously filed as Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.53	Settlement Agreement between ACT and Gunnar Engstrom dated January 28, 2005 (previously filed as Exhibit 10.53 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.54	Confidentiality and Nondisclosure Agreement dated February 3, 1999 between ACT and Robert Lanza, M.D. (previously filed as Exhibit 10.54 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.55	Consulting Agreement dated September 29, 1997 between ACT and Dr. James Robl (previously filed as Exhibit 10.55 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.56	Consulting Agreement dated January 23, 1998 between ACT and Dr. James Robl (previously filed as Exhibit 10.56 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.57	Final Settlement Agreement dated August 6, 1999 between Infigen, Inc., ACT and Steven Stice (previously filed as Exhibit 10.57 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.58	Letter Agreement dated April 20, 2000 between ACT and Dr. Steven L. Stice (previously filed as Exhibit 10.58 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.59	Master Laboratory Services Agreement dated as of January 4, 2001 between White Eagle Laboratories, Inc. and ACT (previously filed as Exhibit 10.59 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.60	Master Study Agreement dated as of December 4, 2000 between Biomedical Research Models, Inc. and ACT (previously filed as Exhibit 10.60 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.61	Agreement Relating to the Transfer of Biological Materials dated as of February 3, 2000 between Wake Forest University and ACT (previously filed as Exhibit 10.61 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.62	Materials Transfer Agreement dated February 16, 2000 between ACT, B.C. Cancer Agency and Dr. Peter Lansdorp (previously filed as Exhibit 10.62 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.63	Materials Transfer Agreement dated January 19, 2000 between ACT, IPK and Anna Wobus (previously filed as Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.64	Materials Transfer Agreement dated February 23, 2000 between ACT, Philip Damiani and Carlos T. Moraes (previously filed as Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.65	Material Transfer Agreement dated January 6, 1997 between ACT, University of Massachusetts, University of Colorado and Curtis R. Freed (previously filed as Exhibit 10.65 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.66	Material Transfer Agreement dated March 20, 2000 between ACT, Charlotte Farin and Peter Farin (previously filed as Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.67	Sponsored Research Agreement dated as of May 15, 2000 between Carl H. Lindner, Jr. Family Center for Research of Endangered Wildlife (CREW) and ACT (previously filed as Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.68	Sponsored Research Agreement dated as of August 9, 2000 between Cornell University and ACT (previously filed as Exhibit 10.68 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.69	Sponsored Research Agreement dated as of December 1, 1999 between ACT and the University of Massachusetts Amherst (previously filed as Exhibit 10.69 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.69.1	Amendment No. 1 to Agreement dated December 1, 1999 (previously filed as Exhibit 10.69.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.70	Sponsored Research Agreement dated August 1, 1999 between ACT and UMass (D. Good) (previously filed as Exhibit 10.70 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.71	Term Sheet for Non-Exclusive License Agreement dated as of December 23, 2000 between Immerge BioTherapeutics, Inc. and ACT, as amended by First Amendment to Term Sheet dated March 14, 2001 (previously filed as Exhibit 10.71 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.72	Withdrawal, Termination, Assignment and Assumption Agreement dated March 14, 2001 by and among ACT, BioTransplant, Inc., Immerge BioTherapeutics, Inc. and Infigen, Inc. (previously filed as Exhibit 10.72 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.73	Consulting Agreement between ACT and Karen Chapman dated January 15, 2005 (previously filed as Exhibit 10.73 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.74	Research Collaboration Agreement between ACT and The Burnham Institute dated May 23, 2005 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed on August 15, 2005 (File No. 000-50295) and incorporated by reference herein).
10.75	Securities Purchase Agreement dated September 15, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
10.76	Registration Rights Agreement dated September 15, 2005 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
10.77	Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
10.78	Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
10.79	Form of Lock-up Agreement (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
10.80	Settlement Agreement dated September 14, 2005 (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
10.81	Form of Convertible Promissory Note (Unsecured) (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
10.82	Form of Warrant to Purchase Securities (previously filed as Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
10.83	Agreement between Advanced Cell Technology, Inc., Advanced Cell, Inc. and A.C.T. Group, Inc. dated September 15, 2005 (previously filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
10.84	Agreement between Capital Financial Media, LLC and Advanced Cell Technology, Inc., dated February 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed on February 10, 2006 (File No. 000-50295) and incorporated by reference herein)
10.85	Sublease Agreement between Avigen, Inc. and Advanced Cell Technology, Inc., dated November 29, 2005. (Previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed on February 7, 2006 (File No. 000-50295) and incorporated by reference herein).
14.1	Code of Ethics for Designated Senior Financial Managers (previously filed as Exhibit 14.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2005 (File No. 000-50295) and incorporated by reference herein).

14.2	Code of Business Conduct and Ethics (previously filed as Exhibit 14.2 to the Registrant's Current Report on Form 8-K filed on August 5, 2005 (File No. 000-50295) and incorporated by reference herein).
16.1	Letter from Pritchett, Siler & Hardy, P.A. regarding change in independent accountants (previously filed as Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed on May 10, 2005 (File No. 000-50295) and incorporated by reference herein).
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*
Filed herewith

QuickLinks

EXPLANATORY NOTE
INDEX
PART I
  ITEM 1. DESCRIPTION OF BUSINESS
  ITEM 2. DESCRIPTION OF PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 7. FINANCIAL STATEMENTS
ADVANCED CELL TECHNOLOGY, INC CONSOLIDATED BALANCE SHEET
ADVANCED CELL TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS
ADVANCED CELL TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS CHANGE IN CASH AND CASH EQUIVALENTS
ADVANCED CELL TECHNOLOGY, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2005
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 8A. CONTROLS AND PROCEDURES
  ITEM 8B. OTHER INFORMATION
PART III
  ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 10. EXECUTIVE COMPENSATION
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 13. EXHIBITS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
EXHIBIT INDEX