Form 10QSB
period 2006-03-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2006-05-15
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2006

OR

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

COMMISSION FILE NUMBER: 0-50295

ADVANCED CELL TECHNOLOGY, INC.

(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE	87-0656515
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

1201 HARBOR BAY PARKWAY, ALAMEDA, CALIFORNIA

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

Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 3, 2006:
Common Stock, $0.001 par value per share	26,322,210 shares

Transitional Small Business Disclosure format (check one)

Yes ☐       No ☒

ADVANCED CELL TECHNOLOGY, INC.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
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

This Quarterly Report on Form 10-QSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth on page 27 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED CELL TECHNOLOGY, INC.

BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,384,990	$13,857,901
Accounts receivable, net of allowance for doubtful accounts of $636,399	124,250	134,876
Prepaid expenses	156,320	173,040
Deferred royalty fees, current portion	293,513	119,763
Total current assets	9,959,073	14,285,580
Property and equipment, net of amortization of $859,852	982,997	807,411
Deferred royalty fees, less current portion	807,435	598,811
Deposits	122,341	105,192
Deferred issuance costs, net of amortization of $414,058	2,070,293	2,277,322
Total assets	$13,942,140	$18,074,316
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,172,266	$2,113,983
Accrued Expenses	811,552	1,251,946
Deferred revenue, current portion	332,508	332,508
Interest payable	98,333	87,083
Advances payable - other	130,000	130,000
Convertible Debenture and embedded derivatives, net of discounts of $5,123,074	5,600,428	5,144,896
Notes payable - other and capital leases, net of discounts of $288,599	784,924	858,103
Total current liabilities	9,930,011	9,918,519
Convertible Debenture and embedded derivatives, less current portion and net of discounts of $6,652,555	7,272,422	9,003,569
Warrant derivatives	22,000,103	30,994,491
Capital Leases	90,441	109,924
Deferred Revenue, net of current portion	1,579,415	1,662,542
Total liabilities	40,872,392	51,689,045
Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized, 24,459,771 issued and outstanding	24,459	23,441
Additional paid-in capital	(8,592,919)	(10,463,008)
Deferred compensation	(21,585)	(21,585)
Accumulated deficit	(18,340,208)	(23,153,577)
Total stockholders’ deficit	(26,930,253)	(33,614,729)
Total liabilities and stockholders’ deficit	$13,942,140	$18,074,316

The accompanying notes are an integral part of these consolidated finacial statements

ADVANCED CELL TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2006	2005
Revenue:
License fees and royalties	$83,127	$108,127
Cost of revenue	61,189	45,691
Gross profit	21,938	62,436
Operating expenses:
Research and development	1,808,566	276,595
Grant reimbursements	(200,905)	(235,810)
General and administrative	2,630,037	1,204,480
Total operating expenses	4,237,698	1,245,265
Loss from operations	(4,215,760)	(1,182,829)
Other income (expense):
Interest income	118,466	12,107
Gain on settlement of debt	—	86,513
Interest expense and late fees	(3,081,014)	(50,124)
Interest expense - stockholder	—	(30,000)
Adjustments to fair value of derivatives	11,991,677	—
Total other income	9,029,129	18,496
Net Profit / (loss)	$4,813,369	$(1,164,333)
Basic earnings per share	$0.20	$(0.06)
Diluted earnings per share	$0.09	$—
Weighted average shares used in computation of earnings per share:
Basic	23,767,391	18,250,769
Diluted	57,332,947	—

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(UNAUDITED)

	Three Months Ended March 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$4,813,369	$(1,164,333)
Adjustments to reconcile net profit / (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	37,661	21,794
Bad debt	—	32,715
Amortization of deferred charges	41,190	29,940
Amortization of deferred revenue	(83,126)	(83,127)
Stock based compensation	—	50,768
Amortization of deferred offering costs	207,029	—
Gain on settlement of accounts payable	—	(86,513)
Shares issued for services	—	15,000
Warrants issued for services	331,828	—
Amortization of deferred compensation	24,145	—
Amortization of discounts	2,860,227	—
Changes in fair value of derivatives	(11,991,677)	—
Non-cash compensation charge	90,117	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	10,626	(189,375)
Prepaid expenses	16,719	(43,319)
Deferred charges	(185,000)	(33,750)
Deposits	(17,151)	—
Increase (decrease) in:
Accounts payable and accrued expenses	(382,110)	(72,935)
Interest payable	11,250	56,986
Advances to Stockholder	—	(192,954)
Net cash used in operating activities	(4,214,905)	(1,659,103)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	—	10,000
Purchases of property and equipment	(213,247)	(166,137)
Net cash used in investing activities	(213,247)	(156,137)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred unit subscriptions, net of cost	—	3,658,930
Proceeds from exercise of warrants	6,100
Payments of convertible Debentures	(31,375)	—
Payments on notes and leases	(19,484)	(150,000)
Cash overdraft	—	(1,409)
Net cash provided by (used in) financing activities	(44,759)	3,507,521
Net increase / (decrease) in cash	(4,472,911)	1,692,281
Cash and cash equivalents, beginning of period	$13,857,901	$3,676,000
Cash and cash equivalents, end of period	$9,384,990	$5,368,281
Cash paid for:
Interest	$2,509	$—
Income taxes	$—	$—

Supplemental schedule of non-cash financing activities:

The Company issued approximately 476,000 shares of common stock in redemption of convertible debentures with a face value of approximately $690,000
The Company issued approximately 290,000 shares of common stock in conversion of convertible debentures with a face value of approximately $846,000
The Company issued approximately 163,000 shares of common stock in payment of license fees valued at approximately $239,000
The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2006
(UNAUDITED)

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit
Balance at December 31, 2005	—	$—	23,440,695	$23,441	$(10,463,008)	$(21,585)	$(23,153,577)	$(33,614,728)
Cashless Exercise of warrant			63,208	63	(63)
Stock option Exercises			26,000	26	6,074			6,100
Convertible Debenture Redemption			476,034	476	689,774			690,250
Convertible Debenture Conversion			290,435	290	845,787			846,077
Option compensation charges					90,117			90,117
Issuance of stock in payment of license fees			163,399	163	238,400			238,563
Net profit for the quarter ended March 31, 2006							4,813,369	4,813,369
Balance at Mach 31, 2006	—	$—	24,459,771	$24,459	$(8,592,919)	$(21,585)	$(18,340,208)	$(26,930,253)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC.

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
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

On November 18, 2005, a majority of the Company’s stockholders approved the reincorporation of the Company from the state of Nevada to the state of Delaware pursuant to a merger of the Company with and into a newly formed Delaware corporation, followed by a “roll up” merger to combine the operating subsidiary with the Company.

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

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations and a substantial stockholders’ deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Subsequent to filing the Form 10-KSB for the year ended December 31, 2005, the Company obtained new information which impacts cash flows forecasted through March 31, 2007.  The Company’s Board of Directors met and approved an operating plan at current spending levels, assuming additional capital is raised during the year.  In addition, as more fully disclosed in Note 10 – Subsequent Events, the Company saw increases in cash redemptions of convertible debentures.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

In the first three months of 2006, management has taken the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•                     As described more fully in Note 3 — Convertible Debentures, the financing completed in September 2005 contains provisions regarding a potential “second closing” of financing of $8,875,000 net of discounts. The Company has ongoing discussions with its convertible debenture holders regarding these provisions of the debenture agreement, although there is no assurance that this financing will ultimately be completed.

•                     Management anticipates raising additional equity funds from its current convertible debenture holders, or other financing sources, that will be used to fund any capital shortfalls.

•                     Management has focused its scientific operations on product development in order to accelerate the time to market of products which will ultimately generate revenues. While the amount or timing of such revenues can not be determined, Management believes that focused development will ultimately provide a quicker path to revenues, and an increased likelihood of raising additional financing.

Basis of Presentation — The accompanying unaudited financial statements as of March 31, 2006 and for the three month period ended March 31, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the Company’s annual report on Form 10-KSB for that year as filed with the SEC and in conjunction with ACT’s audited financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2.                 SIGNIFICANT ACCOUNTING POLICIES

Stock Based Compensation— At March 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As more fully discussed in Note 6, effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Earnings per Share

The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Using the treasury stock method, the effect of stock awards on the weighted average shares used in the computation of diluted earnings per share was approximately 19,000,000 shares for the three months ended March 31, 2006. Additional dilutive shares are primarily related to convertible debentures more fully described in Note 3 — Convertible Debentures.

For the three months ended March 31, 2005 approximately 23 million potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted EPS.

	For the Three Months Ended March 31, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income	$4,813,369

Basic EPS

Income available to common stockholders	4,813,369	23,767,391	$0.20

Effect of Dilutive Securities

Warrants		11,702,082

Convertible Debentures	610,502	14,337,981

Stock Options		7,525,493

Diluted EPS

Income available to common stockholders + assumed conversions	$5,423,871	57,332,947	$0.09

Options to purchase approximately 1,100,000 shares of common stock were outstanding during the period but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options were still outstanding at March 31, 2006.

Warrants to purchase approximately 2,900,000 shares of common stock were outstanding during the period but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the common shares. The warrants were still outstanding at March 31, 2006.

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

The agreement included a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following summarizes the fair values of embedded derivatives at December 31, 2005 and March 31, 2006, followed by a description of the valuation methodology utilized to determine fair values:

	Fair value	Fair value
Embedded Derivative Liability (Asset)	December 31, 2005	March 31, 2006
Conversion feature	$6,057,088	$2,218,892
Anti-dilution protection	1,755,878	1,989,139
Default provisions	94,886	77,395
Right to provide future financing	185,968	191,881
Company right to force conversion	(1,226,746)	(310,037)
	$6,867,074	$4,167,270

The fair value of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price of $1.49 at March 31, 2006 (2) exercise price equal to the $2.30 conversion price (3) volatility based upon the Company’s stock trading of  74% (4) Treasury note rates with terms commensurate with the remaining term of the Notes ranging from 4.56% to 4.82%, and (5) duration of the note as an amortizing debenture of approximately 1.09 years, based upon present values.

The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date of $1.49 (2) exercise price equal to the $2.30 conversion price (3) volatility based upon the Company’s stock trading of 74% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 4.8% and (5) duration of the note as an amortizing debenture of approximately 1.09 years based upon present values.

The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

The fair value of the derivative for the investors’ option to provide future financing was determined using a Black-Scholes Option Pricing Model with the following inputs: (1) The stock and exercise price was based on the maximum amount of additional investment of $8,875,000 (2) Volatility of 2% was based on the historical volatility of government and high yield bond indices (3) Risk free rate of 4.8% was based on Treasury notes and (4) time to maturity was based upon the six month option period.

The fair value of the derivative asset related to the Company’s right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation date of $1.49 (2) exercise price of $4.60 per share which is required for the forced conversion (3) volatility based upon the Company’s stock trading of 74% (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 1.72 years based upon present values.

During the three months ended March 31, 2006, a decrease in the fair value of the embedded derivative amounts of approximately $2,500,000 was recorded through results of operations as Adjustment to Fair Value of Derivatives.

During the three months ended March 31, 2006, the Company recorded approximately $3,081,000 as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative, and other embedded derivatives identified above.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the three months ended March 31, 2006 was approximately $207,000.

During the period, debentures with a face value of $668,000 were converted into 290,435 shares at $2.30 per share. These conversions along with the pro rata portion of the conversion feature embedded derivative of approximately $178,000, resulted in an increase to stockholders’ equity of approximately $846,000. As a result of these conversions, approximately $427,000 of unamortized discounts related to amounts converted was charged to interest expense.

The following table summarizes Convertible Debentures and embedded derivatives outstanding at March 31, 2006:

Convertible debentures at face	$20,481,208
Discounts on debentures:
Original issue discount	(2,974,735)
Conversion feature derivative	(4,826,788)
Warrant derivative	(3,789,772)
Other derivatives	(184,334)
Net convertible debentures	8,705,579
Embedded derivatives	4,167,270
Convertible debentures and embedded derivatives	12,872,849
Less current portion	(5,600,428)
Convertible debentures and embedded derivatives- long term	$7,272,422

4.                 WARRANT DERIVATIVES

As described more fully in Note 3—Convertible Debentures, the provisions of our convertible debenture financing completed in September 2005 permit the Company to make its monthly redemption in shares rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreement, the price per share is variable dependent upon the actual closing price of the Company’s common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.

Accordingly, in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19 which are described in detail in Note 5—Stockholders’ Equity Transactions. As of September 15, 2005, the closing date of the convertible debenture financing, a $25,600,000 increase in the fair value of instruments previously recorded as permanent equity with a value of zero was recorded based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 64% (3) risk-free interest rate of approximately 3.9% and (4) expected life and exercise prices consistent with each individual instrument.

The accumulated fair value of these and other instruments at September 15, 2005 of approximately $27,700,000, after the increase to fair value described above, was reclassified from equity to Warrant Derivative liability in accordance with the requirements of EITF 00-19.

At March 31, 2006 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 74% (3) risk-free interest rate of approximately 4.4% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $18,400,000. As a result, for the three months ended March 31, 2006 the Company recorded approximately $7,200,000 as a credit to Adjustment to Fair Value of Derivatives.

Of the total proceeds from the issuance of the debentures as more fully described in Note 3, approximately $5,700,000 was initially allocated to the freestanding warrants associated with the debentures based upon the fair value of the Warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. In accordance with FAS 133 "Accounting for Derivative Instruments and Hedging Activities", EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock" and EITF 05-04 "The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19", the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheet. The carrying value of warrant derivative at March 31, 2006 has been adjusted to reflect its "fair value" of approximately $3,600,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 74%, (3) risk-free interest rate of 4.82%, and (4) expected remaining life of 4.50 years. During the period ended March 31, 2006, a decrease in the fair value of the warrant liability of approximately $1,960,000 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

5.                 STOCKHOLDERS’ EQUITY TRANSACTIONS

We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock we are authorized to issue is 50,000,000, par value $0.001 per share. The total number of shares of Common Stock we are authorized to issue is 100,000,000, par value $0.001 per share. We had no Preferred Stock outstanding as of March 31, 2006. We had 24,459,771 shares of Common Stock outstanding as of March 31, 2006.

In March 2006 the Company issued 250,000 warrants to purchase common stock at $2.54 per share in connection with consulting services provided during the quarter. The warrants have been valued at $156,894, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 74%, (3) risk-free interest rate of 4.82%, and (4) expected life of 3.5 years.This warrant is classified as a warrant derivative.

6.                 OPTIONS OUTSTANDING

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2005 and 2004, ACT had granted 2,604,000 common share purchase options under the plan.

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

Pursuant to the 2005 Plan, on January 26, 2006, we granted 230,000 common stock purchase options to employees and directors. The options granted have an exercise price of $2.04 per share, the market price of the Company’s stock on the date of grant and vest over periods not exceeding 4 years. The fair value of the options was estimated at $314,328 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 74%, (3) risk-free interest rate of 4.38%, and (4) expected life of 6 years. The fair value was treated in accordance with FAS 123 and is being amortized over a period of four years.

Aggregate option activity for the 2004 and 2005 stock option plans is as follows:

	Shares				Weighted	Weighted
	Available	Stock Options	Price Per		Average	Average
	For Grant	Out5standing	Share		Exercise Price	Life
Balance at December 31, 2005	285,269	12,703,809	$0.05 - $2.4	8	$0.76	8.7 years
Annual increase pursuant to plan	1,172,035	—	—		—	—
Options granted	(230,000)	230,000	$.05		$0.05	9.0 years
Options exercised	—	(20,000)	$.05		.05	—
Options exercised	—	(6,000)	$0.85		0.85	—
Balance at March 31, 2006	1,227,304	12,907,809	$.0 - $0.25		$0.12	8.6 years

As of March 31, 2006 and December 31, 2005, there were 7,037,430 and 6,320,961 exercisable options outstanding at a weighted average exercise price per share of $0.50 and $0.57, respectively.

The following table illustrates the effect on net income and earnings per share for the period ended March 31, 2005 if the company had applied the fair value recognition provisions of Statement 123 to options granted under the company’s stock option plans in all periods presented.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes calculation and  amortized to expense over the options’ vesting periods.

For the Three Months Ended March 31, 2005
Net loss as reported	$(1,164,333)
Current period expense calculated under APB 25	—
Stock compensation calculated under SFAS 123	(126,481)
Pro forma net loss	$(1,290,814)
Basic and diluted historical loss per share	$(0.06)
Pro forma basic and diluted loss per share	$(0.07)

Note that the above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period.

A summary of the status of unvested employee stock options as of March 31, 2006 and changes during the period then ended, is presented below:

		Weighted Average
		Grant Date
		Fair Value
	Options	Per Share
Unvested at December 31, 2005	5,489,041	$0.19
Granted	230,000	$1.367
Vested	(618,477)	$0.37
Unvested at March 31, 2006	5,100,565	$0.23

As of March 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.2 million, which will be amortized over the weighted-average remaining requisite service period of 4.0 years.

The following table summarizes the charges related to employee stock options during the three months ended March 31, 2006:

Three Months
Ended
March 31, 2006
Net income as reported	4,813,369

Stock compensation charged to Research & Development	(42,545)

Stock compensation charged to General & Administrative	(47,572)

Pro forma net income	4,723,252

Basic earnings per share as reported	$0.20
Diluted earnings per share as reported	$0.09

Basic pro forma earnings per share	$0.20
Diluted pro forma earnings per share	$0.08

7.                 ACT GROUP SETTLEMENT

On September 14, 2005, we entered into a Settlement Agreement (“Settlement Agreement”) with Gary D. Aronson and John S. Gorton (“Plaintiffs”) and our majority shareholder, A.C.T. Group, Inc., a Delaware corporation that has since filed a certificate of dissolution in the state of Delaware (“ACT Group”), Advanced Cell, Inc., a Delaware Corporation, Michael D. West, Gunnar L. Engstrom, William M. Caldwell, IV, Anthem Venture Partners and Greg Bonfiglio (referred to collectively with the Company as the “Defendants”). The Settlement Agreement resolved certain disputes relating to the litigation entitled Gary D. Aronson and John Gorton v. A.C.T. Group, Inc., Advanced Cell Technology, Inc., Michael D. West, and Gunnar L. Engstrom which was pending in Commonwealth of Massachusetts Superior Court, Worcester, C.A. No. 040523B and two companion Contempt Complaints filed by the Plaintiffs against certain of the Defendants, including the Company. The Settlement Agreement extinguished in full ACT Group’s obligations and indebtedness to Plaintiffs, and Plaintiffs dismissed pending claims and actions.

We analyzed the convertible promissory notes payable and determined that the conversion option and the anti-dilution provisions represent embedded derivative instruments under the provisions of FAS 133, "Accounting for Derivative Instruments and Hedging Activities". Accordingly, we separately valued these instruments and recorded discounts offsetting Notes Payable—Other. During the three months ended March 31, 2006, a net decrease in the fair value of the embedded derivative amounts of approximately $99,000 related to these derivatives was recorded through results of operations as Adjustment to Fair Value of Derivatives.

8.                 LEGAL PROCEEDINGS

Geron-Related Proceedings

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc. , U.S. District Court for the District of Columbia. We filed an action on February 18, 2005 in the U.S. District Court for the District of Columbia. We brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of cloning non-human animals. The patent, U.S. Patent No. 5,945,577, is licensed by the University of Massachusetts exclusively to us.  The parties have engaged in discovery and are awaiting a ruling from the court on the scope of permissible discovery. The parties are actively engaged in settlement discussions. Adverse determinations in this proceeding would likely have a materially adverse effect on our business.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc. , U.S. District Court for the District of Columbia. We filed an action on April 7, 2005 in the U.S. District Court for the District of Columbia. We brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of creating embryonic stem cells. The patent, U.S. Patent No. 6,235,970, is licensed by the University of Massachusetts exclusively to us. The parties have engaged in discovery and are awaiting a ruling from the court on the scope of permissible discovery. The parties are actively engaged in settlement discussions. Adverse determinations in this proceeding would likely have a materially adverse effect on our business.

University of Massachusetts v. James M. Robl and Phillippe Collas , Massachusetts Superior Court (Suffolk County). The University of Massachusetts, referred to as UMass, filed a complaint on February 22, 2004 in the Superior Court (Suffolk County) for the Commonwealth of Massachusetts. A decision adverse to UMass in this litigation could have had a materially adverse effect on our business. The complaint alleged the misappropriation by the defendants of valuable inventions in the fields of animal cloning and cell reprogramming, made by the defendants at UMass and with UMass support, that are exclusively licensed to ACT by UMass. The complaint included counts for declaratory judgment, breach of contract seeking specific performance, injunctive relief and damages, intentional interference with contract and prospective contractual relations, conversion, breach of duty, and breach of the covenant of good faith and fair dealing. ACT successfully intervened in the litigation to protect its interests. As more fully discussed in Note 15 — Subsequent Events, in May 2006 the parties to the litigation reached a settlement agreement, and we anticipate this case will be dismissed during the second quarter.

9.                 COMMITMENTS AND CONTINGENCIES

We are a party to a license agreement with the University of Massachusetts, as amended from time to time (the “UMass License”). Under the UMass License, we were granted certain exclusive rights to license and sublicense certain products and services invented as part of the collaborative effort. The term of the UMass License extends to the later of the expiration of the related patents currently 2021, or April 16, 2006. We are required to pay royalties ranging from 2.5% to 4.5% of net sales of licensed products and services, as defined. Minimum royalties of $45,000 per year must be paid to UMass. For 2005 and 2004, we have paid only the minimum royalty required. Additionally, we are required to pay sublicense fees of 18% for sublicense income, as defined. We are required to spend a minimum annual amount of $200,000 on research and development.

In March 2006 we entered into an exclusive sublicense agreement with TranXenoGen, Inc. whereby we are the exclusive licensee of certain of TranXenoGen’s technology and intellectual property.  Pursuant to this agreement we issued 163,399 shares of common stock with a fair value of approximately $239,000 and made a cash payment during the quarter of $140,000.  We had previously paid $20,000 as an option payment related to the TranXenoGen technology.  The total value paid for this license agreement of $399,000 has been capitalized and will be amortized over the life of the underlying intellectual property, estimated to be approximately seven years.

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

2006	409,160
2007	568,509
2008	386,311
2009	246,146
2010	83,400

During 2005, the Company entered into a lease for laboratory equipment commencing November 29, 2005 and expiring May 31, 2008. Annual minimum lease payments are as follows:

2006	65,979
2007	87,972
2008	36,655
190,606
Imputed interest	(22,581)
Net asset value	(168,025)
Less current portion	(77,584)
Long-term commitment under capital lease	$90,441

Rent expense recorded in the financial statements for the three month periods ended March 31, 2006 and 2005 was $325,571 and $97,318, respectively.

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

10.          SUBSEQUENT EVENTS

In  March 2006, the Company filed with the Securities and Exchange Commission Amendment No. 2 to the Form SB-2 which registers shares related to the convertible debentures, and related warrants, described in Note 3 — Convertible Debentures. The primary purpose of the amendment was to update the registration statement for current financial information as of December 31, 2005 which was filed in the Company’s Form 10-KSB. In April 2006 the Company was notified that the registration statement had been declared effective.

In April and May 2006, the Company made its monthly redemptions of convertible debentures described in Note 3. The terms of the agreement provide for payment in cash, or company stock under certain circumstances. In connection with the April redemption, the Company paid cash of approximately $236,000 and issued approximately 440,000 shares of common stock. At  March 31, 2006, approximately 144,000 of the shares related to the April redemption had been preliminarily issued by the transfer agent in accordance with the terms of the debenture agreement. Such shares are not reflected as issued and outstanding by the company prior to finalizing share and cash payments in connection with the redemption in April 2006. In connection with the May redemption, the Company paid cash of approximately $186,000 and issued approximately 486,000 shares.

In May 2006, the Company entered into a series of agreements that resolved certain legal matters described more fully in Note 8 — Legal Proceedings under University of Massachusetts v. James M. Robl and Phillipe Collas. In resolving this matter, the Company sold a minority interest it owned in an entity for cash proceeds of approximately $800,000, which will result in a gain on sale as the Company had no asset value recorded as there was no assurance that such asset value would be realized. In resolving this matter, the Company also entered into a licensing agreement that required payment of approximately $500,000 for license fees and legal fees. The Company also executed a settlement agreement with the parties involved in the litigation and anticipates dismissal of all litigation in the second quarter upon filing of the final documents.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth below on page 27 for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the three months ended March 31, 2006, as compared to those policies disclosed in the December 31, 2005 financial statements filed in our Annual Report on Form 10-KSB with the SEC on March 31, 2006.

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

Estimates and assumptions about future events and their effects cannot be determined with certainty. We base our estimates on historical experience and on various other assumptions believed to be applicable and reasonable under the circumstances. These estimates may change as new events occur, as additional information is obtained and as our operating environment changes. These changes have historically been minor and have been included in the financial statements as soon as they became known. Based on a critical assessment of our accounting policies and the underlying judgments and uncertainties affecting the application of those policies, management believes that our financial statements are fairly stated in accordance with accounting principles generally accepted in the United States, and present a meaningful presentation of our financial condition and results of operations. We believe the following critical accounting policies reflect our more significant estimates and assumptions used in the preparation of our financial statements:

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

Valuation of Derivative Instruments —These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts during the reporting periods. Specifically, FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

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

Intangible and Long-Lived Assets - We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended March 31, 2006 no impairment losses were recognized.

Research and Development Costs - Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants.

Stock Based Compensation— SFAS No. 123, “Accounting for Stock-Based Compensation,” establishes and encourages the use of the fair value based method of accounting for stock-based compensation arrangements under which compensation cost is determined using the fair value of stock-based compensation determined as of the date of the grant or the date at which the performance of the services is completed and is recognized over the periods in which the related services are rendered.

The Company uses the fair value method for equity instruments granted to non-employees and uses the Black Scholes model for measuring the fair value. The stock based fair value compensation is determined as of the date of the grant or the date at which the performance of the services is completed (measurement date) and is recognized over the periods in which the related services are rendered.

At March 31, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R) Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of

January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March 31, 2006 and 2005 were approximately $83,000 and $108,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The reduction in revenue in current periods was due to decreased revenue levels from licensees’ operations.

Research and Development Expenses and Grant Reimbursements

Research and development expenses for the three months ended March 31, 2006 and 2005 were approximately $1,809,000 and $276,000, respectively. The increase in expenses in current periods, which consist mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, relate principally to increased staffing and spending for scientific research.

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

We believe that it is not possible at this stage to provide a meaningful estimate of the total cost to complete our ongoing projects and bring any proposed products to market. The use of human embryonic stem cells as a therapy is an emerging area of medicine, and it is not known what clinical trials will be required by the FDA in order to gain marketing approval. Costs to complete could vary substantially depending upon the projects selected for development, the number of clinical trials required and the number of patients needed for each study. It is possible that the completion of these studies could be delayed for a variety of reasons, including difficulties in enrolling patients, delays in manufacturing, incomplete or inconsistent data from the pre-clinical or clinical trials, and difficulties evaluating the trial results. Any delay in completion of a trial would increase the cost of that trial, which would harm our results of operations. Due to these uncertainties, we cannot reasonably estimate the size, nature nor timing of the costs to complete, or the amount or timing of the net cash inflows from our current activities. Until we obtain further relevant pre-clinical and clinical data, we will not be able to estimate our future expenses related to these programs or when, if ever, and to what extent we will receive cash inflows from resulting products .

Grant reimbursements for the three months ended March 31, 2006 and 2005 were approximately $201,000 and $236,000, respectively. These amounts represent approved reimbursements pursuant the grant from NIST. At March 31, 2006, the Company had approximately $500,000 of funds available under the grant that can be used to reimburse future approved research expenditures through May 2006. Under the terms of the grant, the Company will lose any unused funds upon the expiration of the grant. Based upon current spending levels, it is likely that the Company will be unable to fully utilize funds available under the grant, and a portion of the grant will go unused.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2006 and 2005 were approximately $2,630,000 and $1,204,000, respectively. The principal increase in expense in the current periods versus the same periods last year is a result of additional salary costs related to the addition of key personnel and approximately $500,000 of costs incurred by the Company for investor relations related expenses during the current period.

Other Income

Other income for the three months ended March 31, 2006 and 2005 were approximately $9,029,000 and $18,000, respectively. The increase in other income in the three months ended March 31, 2006, compared to other expense in the prior periods, relates primarily adjustments to fair value of derivatives related to the Convertible Debenture financing. The increase in interest expense and late fees in the three months ended March 2006, compared to interest expense in the prior periods relates primarily to interest recorded in connection with the convertible debentures.

Net Profit/ ( Loss )

Net profit / (loss) for the three months ended March 31, 2006 and 2005 was approximately $4,813,000 and ($1,164,000), respectively. The increase in profit in the current period is the result of changes to the fair value of derivatives, partially offset by increased general and administrative and research and development expenses.

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

Management has adopted FASB Statement No. 155 and will apply it to all future transactions as applicable.

In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” provide guidance on how companies should bifurcate convertible debt issued with a beneficial conversion feature into a liability and an equity component. For income tax purposes, such an instrument is only recorded as a liability. A question has been raised as to whether a basis difference results from the issuance of convertible debt with a beneficial conversion feature and, if so, whether the basis difference is a temporary difference. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In November 2004, the Emerging Issues Task Force or EITF reached final consensus on Issue 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings per Share.” Contingently convertible debt instruments, commonly referred to as Co-Cos, are structured financial transactions that combine the features of contingently issuable shares with a convertible debt instrument. Co-Cos are convertible into common shares of the issuer after the common stock price has exceeded a predetermined threshold for a specified time period (market price trigger). The issue is when the dilutive effect of Co-Cos should be included in diluted earnings per share. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In September 2005, the Emerging Issues Task Force or EITF discussed Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Issuance of a registration rights agreement with a liquidated damages clause is common when equity instruments, stock purchase warrants, and financial instruments that are convertible into equity securities are issued. The agreement requires the issuer to use its “best efforts” to file a registration statement for the resale of the equity instruments or the shares of stock underlying the stock purchase warrant or convertible financial instrument and have it declared effective by the end of a specified grace period. The issuer may also be required to maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor each month until the registration statement is declared effective. Given the potential significance of the penalty, a question arises as to the effect, if any, this feature has on the related financial instruments if they are subject to the scope of Issue 00-19. The company took the provisions of this issue into account in their accounting for the period.

In September 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues.” EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” provides guidance on whether modifications of debt result in an extinguishment of that debt. In certain situations, companies may change the terms of a conversion option as part of a debt modification, which may result in the following circumstances: (a) the change in the conversion option’s terms causes the fair value of the conversion option to change but does not result in the modification meeting the condition in Issue 96-19 that would require the modification to be accounted for as an extinguishment of debt, and (b) the change in the conversion option’s terms did not result in separate accounting for the conversion option under Statement 133. When both of these circumstances exist, questions have arisen regarding whether (a) the modification to the conversion option, which changes its fair value, should affect subsequent interest expense recognition related to the debt and (b) a beneficial conversion feature related to a debt modification should be recognized by the borrower if the modification increases the intrinsic value of the debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the Emerging Issues Task Force, or EITF, reached a consensus on Issue 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue 00-19. Paragraph 4 of Issue 00-19 states that “the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer)”. The term “conventional convertible debt instrument” is not defined in Issue 00-19 and, as a result, questions have arisen regarding when a convertible debt instrument should be considered “conventional” for purposes of Issue 00-19. A question has also arisen related to whether conventional convertible preferred stock should be treated similar to conventional convertible debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company will adopt FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its financial position or results of operations or cash flows.

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

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our financial statements.

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

Cash and cash equivalents at March 31, 2006 and December 31, 2005 were approximately $9,385,000 and $13,858,000, respectively. The decrease in the current period is primarily the result of cash utilized in operations, capital expenditures, and $500,000 of costs incurred by the Company for investor relations related expenses in the current period.

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

We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.   We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit that raise substantial doubt about the Company’s ability to continue as a going concern. We do not believe that our cash from all sources, including cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations through March 31, 2007 without raising additional financing.

Management continues to evaluate alternatives and sources for additional funding, which may include public or private investors, strategic partners, and grant programs available through specific states or foundations, although there is no assurance that such sources will result in raising additional capital. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and/or our capital expenditures, to license our potential products or technologies to third parties, to consider business combinations related to ongoing business operations, or shut down some, or all, of our operations.

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

Risks Relating to the September 2005 Financing

If we are required for any reason to repay our outstanding convertible debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.  We have outstanding, as of May 12, 2006, $18,996,125 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187%. Beginning on March 14, 2006, and continuing for each successive month throughout the three year term of the debentures, we are required to redeem, by payment with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures. Unless waived by the holders of the debentures, in order to redeem with shares of our common stock we must satisfy certain conditions which have yet to be satisfied, including such conditions as the listing of our shares of common stock on either the NASDAQ National Market, the NASDAQ Small Cap Market, or the American Stock Exchange. These monthly payments will impact the amount of working capital available to us. The convertible debentures are due and payable on September 14, 2008, unless sooner converted into shares of our common stock. Any event of default could require the early repayment of the convertible debentures, including the accruing of interest on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

There are a large number of shares underlying our convertible debentures in full, and warrants that are registered and available for sale and the sale of these shares may depress the market price of our common stock. As of  May 12, 2006, we had:

•                                          outstanding convertible debentures that may be converted into an estimated 8,259,185 shares of common stock based on a conversion price of $2.30, and

•                                          outstanding warrants to purchase 6,004,902 shares of common stock with an exercise price of $2.53, that were issued in connection with the sale of the convertible debentures.

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

Restrictions on the use of human embryonic stem cells, and the ethical, legal and social implications of that research, could prevent us from developing or gaining acceptance for commercially viable products in these areas.  Some of our most important programs involve the use of stem cells that are derived from human embryos. The use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate use of these cells. In the event that our research related to human embryonic stem cells becomes the subject of adverse commentary or publicity, the market price for our common stock could be significantly harmed. Some political and religious groups have voiced opposition to our technology and practices. We use stem cells derived from human embryos that have been created for in vitro fertilization procedures but are no longer desired or suitable for that use and are donated with appropriate informed consent for research use . Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, thereby impairing our ability to conduct research in this field.

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

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted. The regulatory process, particularly in the biotechnology field, is uncertain, can take many years and requires the expenditure of substantial resources. Biological drugs and non-biological drugs are rigorously regulated. In particular, proposed human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. We may never obtain regulatory approval to market our proposed products. For additional information about governmental regulations that will affect our planned and intended business operations, see the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006 under the heading “DESCRIPTION OF BUSINESS—Government Regulation”.

Our products may not receive FDA approval, which would prevent us from commercially marketing our products and producing revenues. The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We cannot yet accurately predict when we might first submit any Investigational New Drug, or IND, application to the FDA, or whether any such IND application would be granted on a timely basis, if at all, nor can we assure you that we will successfully complete any clinical trials in connection with any such IND application. Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all. As a result, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue. For additional information about governmental regulations that will affect our planned and intended business operations, see Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006 under the heading “DESCRIPTION OF BUSINESS—Government Regulation.

For-profit entities may be prohibited from benefiting from grant funding.  There has been much publicity about grant resources for stem cell research, including Proposition 71 in California, which is described more fully in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006 under the heading “DESCRIPTION OF BUSINESS —California Proposition 71”. There is ongoing litigation in California that may delay, or prevent the sale of State bonds that would fund the activities contemplated by California voters. In addition, rules and regulations related to any funding that may ultimately be provided, the type of entity that will be eligible for funding, the science to be funded, and funding details have not been finalized. As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to us, or any for-profit entity.

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

General Risks Relating to Our Business

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome.  Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. Additional discussion regarding litigation in which we are involved is set forth in Part II Item I of this Quarterly Report and contained in the Company’s Annual Report on Form 10-KSB filed with the SEC on March 31, 2006.

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

We need to improve our financial control procedures.  Since the January 31, 2005 merger, we have determined that there are deficiencies in the operating effectiveness of our internal controls over financial reporting that we believe would collectively constitute significant deficiencies and material weaknesses under standards established by the American Institute of Certified Public Accountants, resulting in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. Since the merger, additional management processes and procedures have been added to supplement the underlying systems of internal accounting control to allow timely preparation and filing of required financial reports.

In our opinion, we have not established and did not maintain effective internal control over financial reporting as of March 31, 2006. We also believe that because of the effect of the material weakness we have identified, we have not maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have taken initial remedial steps, and will continue our on-going evaluation of internal controls and expect to improve our internal controls over financial reporting as necessary to assure their effectiveness, but there can be no assurance that we will succeed or that other deficiencies will not be identified.

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

We face risks related to compliance with corporate governance laws and financial reporting standards.  The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. In the event we exceed certain minimum market capitalization values, Section 404 requires that our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. Our independent registered public accounting firm may be required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of our internal controls. There exist material weaknesses and deficiencies at this time in our internal controls. These weaknesses and deficiencies could have a material adverse effect on our business and operations.

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

Not including the shares of common stock underlying the convertible debentures and the warrants issued in connection with the September 2005 financing, as of March 31, 2006, there are presently approximately 26,000,000 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)    Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based on such evaluation, due to the material weaknesses in our internal controls over financial reporting further described below, our principal executive officer has concluded that such disclosure controls and procedures were not effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. We have implemented, and are in the process of implementing, new disclosure controls and procedures to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with the time periods specified in applicable SEC rules and forms are effective.

(b)    Changes in internal controls. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Management’s assessment identified material deficiencies in our internal control over financial reporting. These deficiencies include lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. We also have not yet instituted new internal control processes related to our identified material weaknesses, significant deficiencies and deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified. Management has determined that these significant deficiencies, in the aggregate, constituted a material weakness in the design and operation of our internal controls in effect prior to March 31, 2006. We hired a chief financial officer on April 1, 2005, and we are in the process of implementing new controls; however, these controls were not fully in operation during the first quarter of 2006. As a result of the material weaknesses described in the preceding paragraph, we believe that, as of March 31, 2006, our internal control over financial reporting was not effective based on the COSO criteria.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia. We filed an action on February 18, 2005 in the U.S. District Court for the District of Columbia. We brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of cloning non-human animals. The patent, U.S. Patent No. 5,945,577, is licensed by Umass exclusively to us. The parties have engaged in discovery and are awaiting a ruling from the court on the scope of permissible discovery . The parties are actively engaged in settlement discussions. Adverse determinations in this proceeding would likely have a materially adverse effect on our business.

University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia. We filed an action on April 7, 2005 in the U.S. District Court for the District of Columbia. We brought this action under 35 U.S.C. 146 to reverse the decision of the Board of Patent Appeals and Interferences regarding a patent to a method of creating embryonic stem cells. The patent, U.S. Patent No. 6,235,970, is licensed by Umass exclusively to us. The parties have engaged in discovery and are awaiting a ruling from the court on the scope of permissible discovery  The parties are actively engaged in settlement discussions. Adverse determinations in this proceeding would likely have a materially adverse effect on our business.

University of Massachusetts v. James M. Robl and Philippe Collas, Massachusetts Superior Court (Suffolk County). UMass filed a complaint on February 22, 2004 in the Superior Court (Suffolk County) for the Commonwealth of Massachusetts. A decision adverse to UMass in this litigation could have had a materially adverse effect on our business. The complaint alleged the misappropriation by the defendants of valuable inventions in the fields of animal cloning and cell reprogramming, made by the defendants at UMass and with UMass support, that are exclusively licensed to us by UMass. The complaint included counts for declaratory judgment, breach of contract seeking specific performance, injunctive relief and damages, intentional interference with contract and prospective contractual relations, conversion, breach of duty, and breach of the covenant of good faith and fair dealing. The Company successfully intervened in the litigation to protect its interests. In May 2006, the parties to the litigation reached a settlement agreement and we anticipate that this case will be dismissed during the second quarter.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

On March 23, 2006, we issued a warrant to purchase 250,000 shares of common stock at an exercise price of $2.54 per share to MarketByte in connection with investor relation services provided to us.

On March 29, 2006, we issued 163,399 shares of our common stock to TranXenoGen, Inc. in connection with the transactions contemplated by a sublicense agreement entered into by the Company and TranXenoGen, Inc.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Exhibit No.	Description
10.1

Agreement between Capital Financial Media, LLC and Advanced Cell Technology, Inc., dated February 9, 2006 (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 10, 2006 (File No. 000-50295) and incorporated by reference herein)

10.2

Sublease Agreement between Avigen, Inc. and Advanced Cell Technology, Inc., dated November 29, 2005. (Previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 7, 2006 (File No. 000-50295) and incorporated by reference herein).

10.3	Exclusive Sublicense Agreement between Advanced Cell Technology, Inc. and TranXenoGen, Inc., dated March 29, 2006*
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*              Filed herewith

(b)           Reports on Form 8-K

On February 7, 2006, the Company filed a Current Report on Form 8-K announcing that it had entered into a lease agreement with respect to laboratory and office facilities at 1201 Harbor Bay Parkway, Alameda, California.

On February 9, 2006, the Company filed a Current Report on Form 8-K announcing that it had entered into an Agreement with Capital Financial Media, LLC with respect to the Company’s public relations and investor awareness program.

On March 29, 2006, the Company filed a Current Report on Form 8-K announcing that the consolidated financial statements and information contained in the Company’s Form 10-QSB filed with the SEC on November 14, 2005 for the quarter and nine months ended September 30, 2005, should not be relied upon.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.
	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer
Dated: May 15, 2006

Exhibit Index

Exhibit No.	Description
10.1

Agreement between Capital Financial Media, LLC and Advanced Cell Technology, Inc., dated February 9, 2006 (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 10, 2006 (File No. 000-50295) and incorporated by reference herein)

10.2

Sublease Agreement between Avigen, Inc. and Advanced Cell Technology, Inc., dated November 29, 2005. (Previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on February 7, 2006 (File No. 000-50295) and incorporated by reference herein).

10.3	Exclusive Sublicense Agreement between Advanced Cell Technology, Inc. and TranXenoGen, Inc., dated March 29, 2006*
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Financial Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*                    Filed herewith