Form 10QSB
period 2006-06-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2006-08-11
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED JUNE 30, 2006

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
INCORPORATION OR ORGANIZATION)

1201 HARBOR BAY PARKWAY, ALAMEDA, CALIFORNIA 94502

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at_July 25, 2006:
Common Stock, $0.001 par value per share	27,690,915 shares

Transitional Small Business Disclosure format (check one)

Yes ☐   No ☒

ADVANCED CELL TECHNOLOGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth on page 23 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
BALANCE SHEET

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$5,306,897	$13,857,901
Accounts receivable, net of allowance for doubtful accounts of $636,399 (unaudited) and $636,399	48,249	134,876
Prepaid expenses	114,988	173,040
Deferred royalty fees, current portion	247,975	119,763

Total current assets	5,718,109	14,285,580

Property and equipment, net	1,183,540	807,411

Deferred royalty fees, less current portion	1,085,356	598,811
Deposits	132,341	105,192
Deferred issuance costs, net of amortization of $414,059 (unaudited) and $207,029	1,863,263	2,277,322

Total assets	$9,982,609	$18,074,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$1,501,729	$2,113,983
Accrued expenses	1,219,818	1,251,946
Deferred revenue, current portion	370,009	332,508
Interest payable	109,583	87,083
Advances payable - other	130,000	130,000
Convertible debenture and embedded derivatives, net of discounts of $4,641,719 (unaudited) and $5,312,858	5,844,119	5,144,896
Warrant derivatives - current portion	573,566	—
Capital leases	77,594	—
Notes payable - other and capital leases, net of discounts of $263,463 (unaudited) and $314,456	1,106,356	858,103

Total current liabilities	10,932,774	9,918,519

Convertible debenture and embedded derivatives, less current portion and net of discounts of $4,867,063 (unaudited) and $9,297,501	6,126,778	9,003,569
Warrant derivatives, less current portion	7,397,733	30,994,491
Capital leases	70,951	109,924
Deferred revenue, net of current portion	1,496,288	1,662,542

Total liabilities	26,024,524	51,689,045

Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized, 25,823,714 and 23,440,695 issued and outstanding	25,823	23,441
Additional paid-in capital	(7,000,555)	(10,463,008)
Deferred compensation	(21,585)	(21,585)
Accumulated deficit	(9,045,598)	(23,153,577)

Total stockholders’ deficit	(16,041,915)	(33,614,729)

Total liabilities and stockholders’ deficit	$9,982,609	$18,074,316

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenue:
License fees and royalties	$120,627	$120,626	$203,754	$228,753

Cost of revenue	92,618	58,251	153,807	103,942

Gross profit	28,009	62,375	49,947	124,811

Operating expenses:
Research and development	2,617,207	657,024	4,425,773	933,619
Grant reimbursements	(162,662)	(189,408)	(363,567)	(425,218)
General and administrative	1,878,085	2,037,020	4,508,122	3,241,500

Total operating expenses	4,332,630	2,504,636	8,570,328	3,749,901

Loss from operations	(4,304,621)	(2,442,261)	(8,520,381)	(3,625,090)

Other income (expense):
Interest income	81,382	13,852	199,848	25,959
Gain on sale of asset	767,040	—	767,040	—
Gain on settlement of debt	—	—	—	86,513
Interest expense and late fees	(2,516,292)	(18,605)	(5,597,306)	(68,729)
Interest expense - stockholder		(30,000)	—	(60,000)
Adjustments to fair value of derivatives	15,267,101	—	27,258,778	—

Total other income (expense)	13,599,231	(34,753)	22,628,360	(16,257)

Net Profit / (loss)	$9,294,610	$(2,477,014)	$14,107,979	$(3,641,347)

Basic earnings per share	$0.38	$(0.11)	$0.57	$(0.16)

Diluted earnings per share	$0.17	$—	$0.27	$—

Weighted average shares used in computation of earnings per share:
Basic	24,478,469	23,225,212	24,830,321	23,219,212

Diluted	56,487,483		56,839,335

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(UNAUDITED)

	Six Months Ended June 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net profit / (loss)	$14,107,979	$(3,641,347)
Adjustments to reconcile net profit / (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	101,998	45,504
Bad debt	—	32,715
Amortization of deferred charges	108,807	59,880
Amortization of deferred revenue	(166,253)	—
Stock based compensation	192,485	106,988
Amortization of deferred offering costs	414,059	—
Gain on settlement of accounts payable	—	(86,513)
Shares issued for services	—	15,000
Warrants issued for services	331,827	—
Amortization of deferred compensation	48,290	6,768
Amortization of discounts	5,330,649	—
Changes in fair value of equity instruments	(27,258,778)	—

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	86,627	42,435
Prepaid expenses	58,052	(113,252)
Due from stockholder	—	(261,615)
Deferred charges	(485,000)	(22,500)
Deposits	(27,149)	(65,000)
Increase (decrease) in:
Accounts payable and accrued expenses	(175,957)	331,939
Interest payable	22,500	100,769
Deferred revenue	37,500	(166,253)

Net cash used in operating activities	(7,272,364)	(3,614,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	—	10,000
Purchases of property and equipment	(478,126)	(213,513)

Net cash used in investing activities	(478,126)	(203,513)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred unit subscriptions, net of cost	—	3,639,530
Proceeds from exercise of warrants	6,100	—
Payments of convertible Debentures	(767,639)	—
Payments on notes and leases	(38,975)	(250,000)
Cash overdraft	—	(1,409)

Net cash provided by (used in) financing activities	(800,514)	3,388,121

Net decrease in cash	(8,551,004)	(429,874)

Cash and cash equivalents, beginning of period	$13,857,901	$3,676,000

Cash and cash equivalents, end of period	$5,306,897	$3,246,126

Cash paid for:
Interest	$5,013	$—
Income taxes	$—	$—

Supplemental schedule of non-cash financing activities:

During the six months ended June 30, 2006:

The Company issued approximately 1,840,000 shares of common stock in redemption of convertible debentures with a face value of approximately $2,181,000.

The Company issued approximately 290,000 shares of common stock in conversion of convertible debentures with a face value of approximately $846,000.

The Company issued approximately 163,000 shares of common stock in payment of license fees valued at approximately $239,000.

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2006 (UNAUDITED)

			Additional			Total
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance at December 31, 2005	23,440,695	$23,441	$(10,463,008)	$(21,585)	$(23,153,577)	$(33,614,728)

Cashless Exercise of warrant	63,208	63	(63)			—

Stock option Exercises	26,000	26	6,074			6,100

Convertible Debenture Redemption	1,839,977	1,840	2,179,770			2,181,610

Convertible Debenture Conversion	290,435	290	845,787			846,077

Option compensation charges			192,485			192,485

Issuance of stock in payment of license fees	163,399	163	238,400			238,563

Net profit for the six months ended June 30, 2006					14,107,979	14,107,979

Balance at June 30, 2006	25,823,714	$25,823	$(7,000,555)	$(21,585)	$(9,045,598)	$(16,041,915)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
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

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations and a substantial stockholders’ deficit. These matters raise substantial doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through June 30, 2007. Subsequent to filing the Form 10-KSB for the year ended December 31, 2005, the Company obtained new information which negatively impacted cash flows forecasted through March 31, 2007. The Company’s Board of Directors met and approved an operating plan at current spending levels, assuming additional capital is raised during the current year. In addition, as more fully disclosed in Note 11—Subsequent Events, the Company has experienced increases in cash redemptions of convertible debentures.

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

In the first six months of 2006, management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•                     As described more fully in Note 3 — Convertible Debentures, the financing completed in September 2005 contains provisions regarding a potential “second closing” of financing of $8,875,000 net of discounts. The Company is engaged in ongoing discussions with its convertible debenture holders regarding the exercise of these provisions of the debenture agreement. No commitments have been received from debenture holders and no assurance that this financing will ultimately be completed.

•                     Management anticipates raising additional capital from its current convertible debenture holders, or other financing sources, that will be used to fund any capital shortfalls. The terms of any financing will likey be negotiated based upon current market terms for similar financings. No commitments have been received for additional investment and no assurances can be given that this financing will ultimately be completed.

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

Basis of Presentation — The accompanying unaudited financial statements as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-QSB and Regulation S-B. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements and explanatory notes for the year ended December 31, 2005 as disclosed in the Company’s annual report on Form 10-KSB for that year as filed with the SEC and in conjunction with ACT’s audited financial statements. Interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2.                 SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation — At June 30, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As more fully discussed in Note 6, effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Earnings per Share

The Company uses SFAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. Basic loss per share is computed by dividing net income by the weighted average number of common shares outstanding. Diluted income per share is computed similar to basic loss per share except that the denominator is increased to include the average number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Using the treasury stock method, the effect of stock awards on the weighted average shares used in the computation of diluted earnings per share was approximately 19,000,000 shares for the six months ended June 30, 2006. Additional dilutive shares are primarily related to convertible debentures more fully described in Note 3—Convertible Debentures.

For the three and six months ended June 30, 2005 approximately 23 million potential shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share.

The following tables provide a reconciliation of the numerators and denominators of the basic and diluted EPS for the three and six months ended June 30, 2006:

	For the Three Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income	$9,294,610

Basic EPS

Income available to common stockholders	9,294,610	24,478,469	$0.38

Effect of Dilutive Securities

Warrants		11,702,082

Convertible Debentures	577,593	19,883,237

Stock Options		423,695

Diluted EPS

Income available to common stockholders + assumed conversions	$9,872,203	56,487,483	$0.17

	For the Six Months Ended June 30, 2006
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Income	$14,107,979

Basic EPS

Income available to common stockholders	14,107,979	24,830,321	$0.57

Effect of Dilutive Securities

Warrants		11,702,082

Convertible Debentures	1,188,095	19,883,237

Stock Options		423,695

Diluted EPS

Income available to common stockholders + assumed conversions	$15,296,074	56,839,335	$0.27

Options to purchase approximately 5,900,000 shares of common stock were outstanding during the period but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. The options were still outstanding at June 30, 2006.

Warrants to purchase approximately 3,300,000 shares of common stock were outstanding during the period but were not included in the computation of diluted EPS because the warrants’ exercise price was greater than the average market price of the common shares. The warrants were still outstanding at June 30, 2006.

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

The agreement included a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following summarizes the fair values of embedded derivatives at December 31, 2005 and June 30, 2006, followed by a description of the valuation methodology utilized to determine fair values:

	Fair value	Fair value
Embedded Derivative Liability (Asset)	December 31, 2005	June 30, 2006
Conversion feature	$6,057,088	$119,966
Anti-dilution protection	1,755,878	2,946,366
Default provisions	94,886	70,242
Right to provide future financing	185,968	95,290
Company right to force conversion	(1,226,746)	(4,712)
	$6,867,074	$3,227,152

The fair value of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price of $0.65 at June 30, 2006 (2) exercise price equal to the $2.30 conversion price (3) volatility based upon the Company’s stock trading of  78% (4) Treasury note rates with terms commensurate with the remaining term of the Notes ranging from 5.1% to 5.21%, and (5) duration of the note as an amortizing debenture of approximately 0.85 years, based upon present values.

The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date of $0.65 (2) exercise price equal to the $2.30 conversion price (3) volatility based upon the Company’s stock trading of 78% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 5.21% and (5) duration of the note as an amortizing debenture of approximately 0.85 years based upon present values.

The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

The fair value of the derivative for the investors’ option to provide future financing was determined using a Black-Scholes Option Pricing Model with the following inputs: (1) The stock and exercise price was based on the maximum amount of additional investment of $8,875,000 (2) Volatility of 2% was based on the historical volatility of government and high yield bond indices (3) Risk free rate of 5.21% was based on Treasury notes and (4) time to maturity was based upon the six month option period.

The fair value of the derivative asset related to the Company’s right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation date of $0.65 (2) exercise price of $4.60 per share which is required for the forced conversion (3) volatility based upon the Company’s stock trading of 78% (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 5.16% and (5) duration of the note as an amortizing debenture of approximately 1.47 years based upon present values.

During the three months ended June 30, 2006, a decrease in the fair value of the embedded derivative amounts of approximately $1,000,000 was recorded through results of operations as Adjustment to Fair Value of Derivatives.

During the three months ended June 30, 2006, the Company recorded approximately $2,300,000 as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative, and other embedded derivatives identified above.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the three months ended June 30, 2006 was approximately $207,000.

The following table summarizes Convertible Debentures and embedded derivatives outstanding at June 30, 2006:

Convertible debentures at face	$18,253,583
Discounts on debentures:
Original issue discount	(2,397,142)
Conversion feature derivative	(3,901,589)
Warrant derivative	(3,062,185)
Other derivatives	(148,923)
Net convertible debentures	8,743,744
Embedded derivatives	3,227,153
Convertible debentures and embedded derivatives	11,970,897
Less current portion	(5,844,119)
Convertible debentures and embedded derivatives- long term	$6,126,778

4.                 WARRANT DERIVATIVES

As described more fully in Note 3 — Convertible Debentures, the provisions of our convertible debenture financing completed in September 2005 permit the Company to make its monthly redemption in shares rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreement, the price per share is variable dependent upon the actual closing price of the Company’s common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.

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

At June 30, 2006 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 78% (3) risk-free interest rate of approximately 5.2% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $6,900,000. As a result, for the three months ended June 30, 2006 the Company recorded approximately $11,500,000 as a credit to Adjustment to Fair Value of Derivatives.

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

 The carrying value of warrant derivative at June 30, 2006 has been adjusted to reflect its “fair value” of approximately $1,049,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 78%, (3) risk-free interest rate of 5.10%, and (4) expected remaining life of 4.25 years. During the period ended June 30, 2006, a decrease in the fair value of the warrant liability of approximately $2,546,000 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

5.                 STOCKHOLDERS’ EQUITY TRANSACTIONS

We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock we are authorized to issue is 50,000,000, par value $0.001 per share. The total number of shares of Common Stock we are authorized to issue is 100,000,000, par value $0.001 per share. We had no Preferred Stock outstanding as of June 30, 2006. We had 25,823,714 shares of Common Stock outstanding as of June 30, 2006.

In April 2006 the Company issued 320,000 warrants to purchase common stock at $2.54 per share in connection with consulting services provided during the quarter. The warrants have been valued at approximately $82,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 78%, (3) risk-free interest rate of 5.10%, and (4) expected life of 5.0 years. This warrant is classified as a warrant derivative.

In March 2006 the Company issued 250,000 warrants to purchase common stock at $2.54 per share in connection with consulting services provided during the quarter. The warrants have been valued at $156,894, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 74%, (3) risk-free interest rate of 4.82%, and (4) expected life of 3.5 years. This warrant is classified as a warrant derivative.

6.                 OPTIONS OUTSTANDING

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At June 30, 2006, ACT had granted 2,604,000 common share purchase options under the plan.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the “2004 Stock Plan II”). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At June 30, 2006, ACT had granted 1,301,161 common share purchase options under the plan.

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”), subject to approval of our shareholders. The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors.

Pursuant to the 2005 Plan, on April 20, 2006, we granted 235,000 common stock purchase options to employees and directors. The options granted have an exercise price of $1.35 per share, the market price of the Company’s stock on the date of grant. Employee options vest monthly over a period of 4 years and director options were fully vested upon issue. The fair value of the options was estimated at $89,343 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 78%, (3) risk-free interest rate of 5.10%, and (4) expected life of 6 years. The fair value was treated in accordance with FAS 123(R) and is being amortized over a period of four years. Since the Company vests options on the graded method, the fair value is amortized on a straight line basis which approximates the vesting schedule.

Pursuant to the 2005 Plan, on January 26, 2006, we granted 230,000 common stock purchase options to employees and directors. The options granted have an exercise price of $2.04 per share, the market price of the Company’s stock on the date of grant. Employee options vest monthly over a period of 4 years and director options were fully vested upon issue. The fair value of the options was estimated at $314,328 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 74%, (3) risk-free interest rate of 4.38%, and (4) expected life of 6 years. The fair value was treated in accordance with FAS 123(R) and is being amortized over a period of four years. Since the Company vests options on the graded method, the fair value is amortized on a straight line basis which approximates the vesting schedule.

	Shares			Weighted	Weighted
	Available	Stock Options	Price Per	Average	Average
	For Grant	Outstanding	Share	Exercise Price	Life
Balance at December 31, 2005	285,269	12,703,809	$0.05 - $2.48	$0.76	8.7 years

Annual increase pursuant to plan	1,172,035	—	—	—	—

Options granted	(230,000)	230,000	$0.05	$0.05	9.0 years

Options granted	(235,000)	235,000	$1.35	$1.35	9.0 years

Options exercised	—	(20,000)	$0.05	$0.05	—

Options exercised	—	(6,000)	$0.85	$0.85	—

Balance at June 30, 2006	992,304	13,142,809	$.0 - $0.25	$0.14	8.6 years

Aggregate option activity for the 2004 and 2005 stock option plans is as follows:

As of June 30, 2006 and December 31, 2005, there were 6,525,004 and 6,320,961 exercisable options outstanding at a weighted average exercise price per share of $0.61 and $0.57, respectively.

The following table illustrates the effect on net income and earnings per share for the period ended June 30, 2005 if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes calculation and amortized to expense over the options’ vesting periods.

	For the Three Months Ended	For the Six Months Ended
	June 30, 2005	June 30, 2005
Net loss as reported	$(2,477,014)	$(3,641,347)
Current period expense calculated under APB 25	—	—
Stock compensation calculated under FAS 123	51,542	(74,939)
Pro forma net loss	$(2,425,472)	$(3,716,286)
Basic and diluted historical loss per share	$(0.11)	$(0.16)
Pro forma basic and diluted loss per share	$(0.10)	$(0.16)

The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period.

A summary of the status of unvested employee stock options as of June 30, 2006 and changes during the period then ended, is presented below:

		Weighted Average
		Grant Date
		Fair Value
	Options	Per Share
Unvested at December 31, 2005	5,489,041	$0.19
Granted	465,000	$0.87
Vested	(1,293,148)	$0.30
Unvested at June 30, 2006	4,660,893	$0.23

As of June 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.2 million, which will be amortized over the weighted-average remaining requisite service period of 4.0 years.

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

We analyzed the $600,000 of convertible promissory notes payable issued by the Company in connection with this settlement, and determined that the conversion option and the anti-dilution provisions represent embedded derivative instruments under the provisions of FAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, we separately valued these instruments and recorded discounts offsetting Notes Payable—Other. During the three months ended June 30, 2006, a net decrease in the fair value of the embedded derivative amounts of approximately $95,000 related to these derivatives was recorded through results of operations as Adjustment to Fair Value of Derivatives.

As more fully discussed in Note 11 — Subsequent Events, the Company repaid in full the balance of these notes and all accrued interest subsequent to the end of the quarter.

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

University of Massachusetts v. James M. Robl and Phillippe Collas , Massachusetts Superior Court (Suffolk County). The University of Massachusetts, referred to as UMass, filed a complaint on February 22, 2004 in the Superior Court (Suffolk County) for the Commonwealth of Massachusetts. A decision adverse to UMass in this litigation could have had a materially adverse effect on our business. The complaint alleged the misappropriation by the defendants of valuable inventions in the fields of animal cloning and cell reprogramming, made by the defendants at UMass and with UMass support, that are exclusively licensed to ACT by UMass. The complaint included counts for declaratory judgment, breach of contract seeking specific performance, injunctive relief and damages, intentional interference with contract and prospective contractual relations, conversion, breach of duty, and breach of the covenant of good faith and fair dealing. ACT successfully intervened in the litigation to protect its interests. As more fully discussed in Note 10 — Gain on Sale of Asset, in May 2006 the parties to the litigation reached a settlement agreement, and this case was dismissed during the second quarter.

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

In May 2006 we entered into exclusive and non-exclusive sublicense agreements with a company whereby we are the licensee of certain of their technology and intellectual property for a cash payment of $300,000.  The agreement requires we pay minimum annual royalties of $25,000 per annum for 2006, $37,500 for 2007 and $50,000 each year thereafter through the term of the agreement.  The initial license fees paid have been capitalized and will be amortized over the life of the underlying intellectual property, estimated to be approximately ten years.

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

The Company entered into a lease for office and laboratory space in Massachusetts commencing December 2004 and expiring April 2010 and for office space in California commencing November 2005 and expiring May 2008. Annual minimum lease payments are as follows:

2006	$272,774
2007	568,509
2008	386,311
2009	246,146
2010	83,400

During 2005, the Company entered into a lease for laboratory equipment commencing November 29, 2005 and expiring May 31, 2008. Annual minimum lease payments are as follows:

2006	$43,986
2007	87,972
2008	36,655
168,613
Imputed interest	(22,581)
Net asset value	146,032
Less current portion	(77,584)
Long-term commitment under capital lease	$68,448

Rent expense recorded in the financial statements for the six month periods ended June 30, 2006 and 2005 was $416,348 and $219,388, respectively.

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

10.          GAIN ON SALE OF ASSET

In May 2006, the Company sold a minority interest it owned in an entity for cash proceeds of approximately $767,000, resulting in a Gain on Sale of Asset as the Company had no asset value recorded for its investment. As part of this sale, the Company entered into a series of agreements that resolved certain legal matters described more fully in Note 8 — Legal Proceedings under University of Massachusetts v. James M. Robl and Phillippe Collas and the case was dismissed.

11.   SUBSEQUENT EVENTS

In July and August 2006, the Company made its monthly redemptions of convertible debentures described in Note 3. The terms of the agreement provide for payment in cash, or company stock under certain circumstances. In connection with the July redemption, the Company paid cash of approximately $328,000 and issued approximately 690,000 shares of common stock. At June 30, 2006, approximately 33,000 of the shares related to the July redemption had been preliminarily issued by the transfer agent in accordance with the terms of the debenture agreement. Such shares are not reflected as issued and outstanding by the company prior to finalizing share and cash payments in connection with the redemption in July 2006. In connection with the August redemption, the Company paid cash of approximately $429,000 and issued approximately 747,000 shares.

Subsequent to June 30, 2006 the Company repaid $600,000 of convertible notes payable described more fully in Note 7 — ACT Group Settlement. This cash payment, along with accrued interest and costs, resulted in payment in full of the outstanding notes payable balances.

In consideration for service on the Company’s Board of Directors and Audit Committee, the Company issued to Dr. Alan Shapiro 44,216 shares of Common Stock in July 2006.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth below on page 23 for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the six months ended June 30, 2006, as compared to those policies disclosed in the December 31, 2005 financial statements filed in our Annual Report on Form 10-KSB with the SEC on March 31, 2006.

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

Intangible and Long-Lived Assets—We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended June 30, 2006 no impairment losses were recognized.

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

At June 30, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FAS Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS Statement No. 123(R) Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

RESULTS OF OPERATIONS

Revenues

Revenues for the three and six months ended June, 2006 and 2005 were approximately $121,000, $204,000, $121,000 and $229,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The reduction in revenue in current periods was due to decreased revenue levels from licensees’ operations.

Research and Development Expenses and Grant Reimbursements

Research and development expenses for the three and six months ended June 30, 2006 and 2005 were approximately $2,617,000, $4,426,000, $657,000 and $934,000, respectively. The increase in expenses in the current periods, which consist mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, relate principally to increased staffing and spending for scientific research.

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

Grant reimbursements for the three and six months ended June 30, 2006 and 2005 were approximately $163,000, $364,000, $189,000 and $425,000, respectively. These amounts represent approved reimbursements pursuant the grant from NIST. This grant expired in May 2006.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30, 2006 and 2005 were approximately $1,878,000, $4,508,000, $2,037,000 and $3,242,000, respectively. The principal increase in expense in the six month period versus the same period last year is a result of additional salary costs related to the addition of key personnel and approximately $600,000 of costs incurred by the Company for investor relations related expenses during the current period. Expenses for the three month period versus the same period last year are down modestly, primarily as a result of reduced general and administrative infrastructure costs and legal fees.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2006 and 2005 were approximately $13,599,000, $22,628,000, ($35,000) and ($16,000), respectively. The increase in other income in the three and six months ended June 30, 2006, compared to other expense in the prior periods, relates primarily adjustments to fair value of derivatives related to the Convertible Debenture financing. The increase in interest expense and late fees in the three and six months ended June 2006, compared to interest expense in the prior periods relates primarily to interest recorded in connection with the convertible debentures.

Net Profit / ( Loss )

Net profit / (loss) for the three and six months ended June 30, 2006 and 2005 was approximately $9,295,000, $14,108,000, ($2,477,000) and ($3,641,000), respectively. The increase in profit in the current period is the result of changes to the fair value of derivatives, partially offset by increased general and administrative and research and development expenses.

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

Cash and cash equivalents at June 30, 2006 and December 31, 2005 were approximately $5,300,000 and $13,900,000, respectively. The decrease in the current period is primarily the result of cash utilized in operations, capital expenditures, and $500,000 of costs incurred by the Company for investor relations related expenses in the current period.

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

We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.   We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit that raise substantial doubt about the Company’s ability to continue as a going concern. We do not believe that our cash from all sources, including cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations through June 30, 2007 without raising additional financing.

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

Risks Relating to the September 2005 Financing

If we are required for any reason to repay our outstanding convertible debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.   We have outstanding, as of August 4, 2006, $16,768,500 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187%. Beginning on March 14, 2006, and continuing for each successive month throughout the three year term of the debentures, we are required to redeem, by payment with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures. Unless waived by the holders of the debentures, in order to redeem with shares of our common stock we must satisfy certain conditions which have yet to be satisfied, including such conditions as the listing of our shares of common stock on either the NASDAQ National Market, the NASDAQ Small Cap Market, or the American Stock Exchange. These monthly payments will impact the amount of working capital available to us. The convertible debentures are due and payable on September 14, 2008, unless sooner converted into shares of our common stock. Any event of default could require the early repayment of the convertible debentures, including the accruing of interest on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

There are a large number of shares underlying our convertible debentures in full, and warrants that are registered and available for sale and the sale of these shares may depress the market price of our common stock. As of August 4, 2006, we had:

•                                          outstanding convertible debentures that may be converted into an estimated 7,290,652 shares of common stock based on a conversion price of $2.30, and

•                                          outstanding warrants to purchase 6,004,902 shares of common stock with an exercise price of $2.53, that were issued in connection with the sale of the convertible debentures.

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

Payment of mandatory monthly redemptions in shares of common stock will result in substantial dilution.   We expect to satisfy all or a significant portion of our obligation to redeem 1/30th of the aggregate original principal amount of debentures per month beginning March 2006 through issuance of additional shares of our common stock. This approach will result in substantial dilution to the interests of other stockholders.

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

In our opinion, we have not established and did not maintain effective internal control over financial reporting as of June 30, 2006. We also believe that because of the effect of the material weakness we have identified, we have not maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have taken initial remedial steps, and will continue our on-going evaluation of internal controls and expect to improve our internal controls over financial reporting as necessary to assure their effectiveness, but there can be no assurance that we will succeed or that other deficiencies will not be identified.

We presently have members of management and other key employees located in various locations throughout the country which adds complexities to the operation of the business.   Presently, we have members of management and other key employees located in both California and Massachusetts, which adds complexities to the operation of our business. We intend to maintain our research facilities in Massachusetts and we have established corporate offices and an additional research facility in California. We will likely continue to incur significant costs associated with maintaining multiple locations.

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

Not including the shares of common stock underlying the convertible debentures and the warrants issued in connection with the September 2005 financing, as of July 25, 2006, there are presently approximately 26,500,000 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

(b)    Changes in internal controls. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Management’s assessment identified material deficiencies in our internal control over financial reporting. These deficiencies include lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. We also have not yet instituted new internal control processes related to our identified material weaknesses, significant deficiencies and deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified. Management has determined that these significant deficiencies, in the aggregate, constituted a material weakness in the design and operation of our internal controls in effect prior to June 30, 2006. We hired a chief financial officer on April 1, 2005, and we are in the process of implementing new controls; however, these controls were not fully in operation during the second quarter of 2006. As a result of the material weaknesses described in the preceding paragraph, we believe that, as of June 30, 2006, our internal control over financial reporting was not effective based on the COSO criteria.

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

University of Massachusetts v. James M. Robl and Philippe Collas, Massachusetts Superior Court (Suffolk County). UMass filed a complaint on February 22, 2004 in the Superior Court (Suffolk County) for the Commonwealth of Massachusetts. A decision adverse to UMass in this litigation could have had a materially adverse effect on our business. The complaint alleged the misappropriation by the defendants of valuable inventions in the fields of animal cloning and cell reprogramming, made by the defendants at UMass and with UMass support, that are exclusively licensed to us by UMass. The complaint included counts for declaratory judgment, breach of contract seeking specific performance, injunctive relief and damages, intentional interference with contract and prospective contractual relations, conversion, breach of duty, and breach of the covenant of good faith and fair dealing. The Company successfully intervened in the litigation to protect its interests. In May 2006, the parties to the litigation reached a settlement agreement and the case has been dismissed.

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

On April 21, 2006, we issued a warrant to purchase 20,000 shares of common stock at an exercise price of $2.54 per share to Chad Griffin in connection with consulting services provided to us by Mr. Griffin.

On April 24, 2006, we issued a warrant to purchase 300,000 shares of common stock at an exercise price of $2.54 per share to Stephen Price in connection with consulting services provided to us by Mr. Price.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits.

Exhibit No.	Exhibit Description

10.1	Non-Exclusive License Agreement between Kirin Beer Kabushiki Kaisha, Aurox, LLC, Hematech, LLC, and Kirin SD, Inc., and Advanced Cell Technology, Inc., dated May 9, 2006*

10.2	Exclusive License Agreement between Kirin Beer Kabushiki Kaisha, Aurox, LLC, Hematech, LLC, and Kirin SD, Inc., and Advanced Cell Technology, Inc., dated May 9, 2006**

10.3	Purchase Agreement between Kirin SD, Inc. and Advanced Cell Technology, Inc. dated May 9, 2006**

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*                    Filed herewith

**             Filed herewith. Confidential treatment has been requested with respect to the omitted portions of this exhibit. This copy omits information subject to a confidentiality request filed with the Securities and Exchange Commission. Omissions are designated with the characters [***]. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission along with the request for confidential treatment.

(b)           Reports on Form 8-K

On May 15, 2006, the Company filed a Current Report on Form 8-K announcing that it had entered into certain licensing agreements with Kirin Beer Kabushiki Kaisha and certain of its subsidiaries.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer
Dated: August 11, 2006

Exhibit Index

Exhibit No.	Exhibit Description

10.1	Non-Exclusive License Agreement between Kirin Beer Kabushiki Kaisha, Aurox, LLC, Hematech, LLC, and Kirin SD, Inc., and Advanced Cell Technology, Inc., dated May 9, 2006*

10.2	Exclusive License Agreement between Kirin Beer Kabushiki Kaisha, Aurox, LLC, Hematech, LLC, and Kirin SD, Inc., and Advanced Cell Technology, Inc., dated May 9, 2006**

10.3	Purchase Agreement between Kirin SD, Inc. and Advanced Cell Technology, Inc. dated May 9, 2006**

31.1	Section 302 Certification of Chief Executive Officer*

31.2	Section 302 Certification of Chief Financial Officer*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350*

*                    Filed herewith

**             Filed herewith. Confidential treatment has been requested with respect to the omitted portions of this exhibit. This copy omits information subject to a confidentiality request filed with the Securities and Exchange Commission. Omissions are designated with the characters [***]. A complete version of this exhibit has been filed separately with the Securities and Exchange Commission along with the request for confidential treatment.