Form 10QSB
period 2006-09-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2006-11-20
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED SEPTEMBER 30, 2006

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at September 30, 2006:
Common Stock, $0.001 par value per share	33,414,516 shares

Transitional Small Business Disclosure format (check one)

Yes ☐   No ☒

ADVANCED CELL TECHNOLOGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth on page 26 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I. FINANCIAL INFORMATION

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,121,623	$13,857,901
Accounts receivable, net of allowance for doubtful accounts of $636,399 (unaudited) and $636,399	82,218	134,876
Prepaid expenses	93,655	173,040
Deferred royalty fees, current portion	236,724	119,763

Total current assets	13,534,220	14,285,580
Property and equipment, net	1,156,016	807,411
Deferred royalty fees, less current portion	1,118,989	598,811
Deposits	135,841	105,192
Deferred issuance costs, net of amortization of $928,350 (unaudited) and $207,029	5,948,255	2,277,322

Total assets	$21,893,321	$18,074,316

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,470,803	$2,113,983
Accrued expenses	4,199,102	1,251,946
Deferred revenue, current portion	432,509	332,508
Interest payable	75,146	87,083
Advances payable - other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $4,173,881 (unaudited) and $5,312,858	7,253,508	5,144,896
2006 Convertible debenture, (fair value of $8,070,781) (unaudited)	5,749,089	—
Warrant derivatives - current portion	650,711	—
Capital leases - current portion	77,594	—
Notes payable - other, net of discounts of $0 (unaudited) and $314,456	638,674	858,103

Total current liabilities	20,677,136	9,918,519
2005 Convertible debenture and embedded derivatives, less current portion and net of discounts of $2,812,600 (unaudited) and $9,297,501	4,887,829	9,003,569
2006 Convertible debenture, less current portion (fair value of $12,106,172) (unaudited)	8,623,634	—
Warrant derivatives, less current portion	18,648,122	30,994,491
Capital leases, less current portion	51,461	109,924
Deferred revenue, net of current portion	1,804,827	1,662,542
Total liabilities	54,693,009	51,689,045
Commitments and contingencies	—	—
Stockholders’ deficit:
Common stock, $0.001 par value; 100,000,000 shares authorized, 33,414,516 (unaudited) and 23,440,695 issued and outstanding	33,414	23,441
Additional paid-in capital	6,848,287	(10,463,008)
Deferred compensation	(21,585)	(21,585)
Accumulated deficit	(39,659,804)	(23,153,577)
Total stockholders’ deficit	(32,799,688)	(33,614,729)
Total liabilities and stockholders’ deficit	$21,893,321	$18,074,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenue:
License fees and royalties	$128,960	$83,127	$332,714	$311,880

Cost of revenue	67,617	41,189	221,424	145,131

Gross profit	61,343	41,938	111,290	166,749

Operating expenses:
Research and development	2,586,482	734,065	7,012,255	1,667,684
Grant reimbursements	(5,879)	(171,980)	(369,446)	(597,198)
General and administrative	1,336,939	2,330,767	5,845,061	5,572,267

Total operating expenses	3,917,542	2,892,852	12,487,870	6,642,753

Loss from operations	(3,856,199)	(2,850,914)	(12,376,580)	(6,476,004)

Other income (expense):
Interest income	90,105	6,083	289,953	32,042
Gain on sale of asset	—	—	767,040	—
Loss on extinguishment of debt	(263,464)	—	(263,464)	—
Gain on settlement of debt	—	966,301	—	1,052,814
Interest expense and late fees	(2,839,572)	(432,077)	(8,436,878)	(500,806)
Charges related to issuance of Convertible Debentures	(11,168,629)	—	(11,168,629)	—
Charges related to repricing and issuance of warrants	(7,501,060)	—	(7,501,060)	—
Interest expense - stockholder	—	—	—	(60,000)
Adjustments to fair value of derivatives	(5,075,387)	—	22,183,391	—

Total other income (expense)	(26,758,007)	540,307	(4,129,647)	524,050

Net profit / (loss)	$(30,614,206)	$(2,310,607)	$(16,506,227)	$(5,951,954)

Basic net loss per share	$(1.08)	$(0.10)	$(0.63)	$(0.26)

Basic weighted average shares used in computation of net loss per share	28,257,749	23,191,111	26,209,324	23,209,742

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
CHANGE IN CASH AND CASH EQUIVALENTS
(UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,506,227)	$(5,951,954)
Adjustments to reconcile net profit / (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	175,793	73,221
Bad debt	—	32,715
Amortization of deferred charges	80,770	89,821
Amortization of deferred revenue	(295,214)	(249,379)
Amortization of deferred offering costs	721,321	—
Gain on settlement of accounts payable	—	(1,052,814)
Shares issued for services	—	15,000
Warrants issued for services	331,827	—
Amortization of deferred compensation	—	316,117
Amortization of discounts	7,674,870	413,952
Loss on extinguishment of debt	263,464	—
Changes in warrant and derivative liability	(22,183,391)	—
Increase and repricing of warrants	7,501,060	—
Issuance of convertible debentures	11,168,629	—
Non-cash compensation charge	506,648	—

Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	52,660	(413)
Prepaid expenses	79,385	(116,614)
Deferred charges	—	(11,250)
Deposits	(30,649)	(65,000)
Increase (decrease) in:
Accounts payable and accrued expenses	156,793	568,013
Interest payable	(11,937)	101,394
Advances to stockholder	—	(327,235)
Deferred revenue	537,500	—

Net cash used in operating activities	(9,776,698)	(6,164,426)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	—	10,000
Purchases of property and equipment	(540,193)	(317,826)

Net cash used in investing activities	(540,193)	(307,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred unit subscriptions, net of cost	—	3,735,201
Proceeds from exercise of warrants	4,320,687	—
Payments of convertible debentures	(2,047,735)	—
Proceeds from notes, net of offering costs	7,966,125	16,128,042
Payments on notes and leases	(658,464)	(250,000)
Settlement payment	—	(332,524)
Cash overdraft	—	(1,409)

Net cash provided by (used in) financing activities	9,580,613	19,279,310

Net increase / (decrease) in cash	(736,278)	12,807,058

Cash and cash equivalents, beginning of period	13,857,901	3,676,000

Cash and cash equivalents, end of period	$13,121,623	$16,483,058

Cash paid for:
Interest	$7,532	$—
Income taxes	$—	$—

Supplemental schedule of non-cash financing activities:

During the nine months ended September 30, 2006:

The Company issued approximately 3,582,000 shares of common stock in redemption of convertible debentures with a face value of approximately $3,129,000.

The Company issued approximately 773,000 shares of common stock in conversion of convertible debentures with a face value of approximately $2,496,000.

The Company issued approximately 163,000 shares of common stock in payment of license fees valued at approximately $239,000.

The Company issued approximately 780,000 shares of common stock to employees as compensation of approximately $218,000.

The Company issued approximately 44,000 shares of common stock in payment of board fees of approximately $19,000.

The Company eliminated a derivative liability of $6,629,884 upon exercise of warrants.

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

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 (UNAUDITED)

			Additional			Total
	Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Deficit	Deficit

Balance at December 31, 2005	23,440,695	$23,441	$(10,463,008)	$(21,585)	$(23,153,577)	$(33,614,729)

Cashless exercise of warrant	63,208	63	(63)			—

Stock option exercises	26,000	26	6,074			6,100

Convertible debenture redemption	3,582,283	3,582	3,125,553			3,129,135

Issued to employees	780,000	780	217,620			218,400

Exercise of warrrants	4,541,672	4,542	4,310,045			4,314,587

Elimination of derivative liability on exercise of warrants	—	—	6,629,884			6,629,884

Convertible debenture conversion	773,043	773	2,495,578			2,496,351

Issuance of stock in payment of board fees	44,216	44	19,706			19,750

Option compensation charges			268,498			268,498

Issuance of stock in payment of license fees	163,399	163	238,400			238,563

Net loss for the nine months ended September 30, 2006					(16,506,227)	(16,506,227)

Balance at September 30, 2006	33,414,516	$33,414	$6,848,287	$(21,585)	$(39,659,804)	$(32,799,688)

The accompanying notes are an integral part of these condensed consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
(UNAUDITED)

1.                 ORGANIZATIONAL MATTERS

Organization

On January 31, 2005, Advanced Cell Technology, Inc. (formerly known as A.C.T. Holdings, Inc.) (the “Company”) completed a merger with Advanced Cell, Inc. (formerly known as Advanced Cell Technology, Inc.), a Delaware corporation (“ACT”), pursuant to which a wholly-owned subsidiary of the Company merged with and into ACT, with ACT remaining as the surviving corporation and a wholly-owned subsidiary of the Company. Upon the completion of the merger, the Company ceased all of its pre-merger operations and adopted the business of ACT.

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

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. These matters raise substantial doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through September 30, 2007. Subsequent to filing the Form 10-KSB for the year ended December 31, 2005, the Company obtained new information which negatively impacted cash flows forecasted through March 31, 2007. The Company’s Board of Directors met and approved an operating plan at current spending levels, assuming additional capital would be raised during the current year. In addition, the Company began experiencing increased cash redemptions related to 2005 Convertible Debentures described more fully in Note 4 Convertible Debentures – 2005 which continue as described in Note 13 – Subsequent Events.  As more fully described in Note 3 – Convertible Debentures – 2006 and Note 5 – Warrant Derivatives, the Company was able to raise cash in the quarter ended September 30, 2006.  Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

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

In the first nine months of 2006, management has taken or has made plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•                     As described more fully in Note 3 – Convertible Debentures – 2006, the Company was able to raise cash during the quarter from an additional investment by 2005 convertible debenture holders.

•                     As described more fully in Note 4 – Warrant Derivatives, the Company raised cash during the quarter from the repricing and exercise of warrants issued to 2005 convertible debenture holders.

•                     Management anticipates raising additional future capital from its current convertible debenture holders, or other financing sources, that will be used to fund any capital shortfalls. The terms of any financing will likely be negotiated based upon current market terms for similar financings. No commitments have been received for additional investment and no assurances can be given that this financing will ultimately be completed.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and 2005 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”), including Form 10-QSB and Regulation S-B and in accordance with generally accepted accounting principles for interim financial information. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments), which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. The Company believes that the disclosures provided are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2005 as disclosed in the Company’s annual report on Form 10-KSB for that year as filed with the SEC. Interim results of operations are not necessarily indicative of the results to be expected for the year ending December 31, 2006.

2.                 SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation — At September 30, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 8 – Options Outstanding. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

As more fully discussed in Note 8, effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of Statement 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of Statement 123(R). Results for prior periods have not been restated.

Earnings per Share

The Company calculates basic earnings per share in accordance with SFAS No. 128, “Earnings Per Share”. Basic loss per share is computed by dividing net income by the weighted average number of common shares outstanding.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements , or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This Statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measure at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, or SAB 108 . SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact that SAB 108 may have on our financial statements and do not believe the impact of the application of this guidance will be material.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, or SFAS 158. This Statement requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provisions of SFAS 158 are effective as of the end of fiscal year 2006 and we are currently in the process of quantifying the impact to the financial statements.

3.              CONVERTIBLE DEBENTURES – 2006

On September 6, 2006, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $8,750,000. These convertible debentures were issued in connection with certain additional investment rights granted in connection with the convertible debentures issued in 2005, and described more fully in Note 4 – Convertible Debentures – 2005. The convertible debentures are convertible at the option of the holders into 38,129,340  shares of Common Stock at a fixed conversion price of $0.288  per share, subject to anti-dilution and other customary adjustments. In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 19,064,670 shares of our Common Stock. The term of the warrants is five years and the exercise price is $0.3168 per share, subject to anti-dilution and other customary adjustments. The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and receive shares of our Common Stock such that the number of shares of our Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our Common Stock.

                The agreements entered into provide that the Company will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement covering the shares issuable under the debentures and the warrants, or if the Company fails to timely execute stock trading activity.

                Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction. At that time, and each month thereafter, the Company is required to either repay  1/30 of the outstanding balance owed in cash, or convert the amount due into common stock at the lesser of $0.288 per share or 85% of the prior ten days' average closing stock price, immediately preceding the redemption. The agreements also provide that the Company may force conversion of outstanding amounts owed under the debentures into common stock, if the Company has met certain conditions and milestones, and, additionally, has a stock price for 20 consecutive trading days that exceeds 200% of the conversion price.

                The agreement included a number of other embedded derivative instruments, and the Company has applied the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, to record the fair value of the convertible debentures, and related derivatives, as of September 6, 2006.   The fair value of the debentures and related derivative instruments was valued using a combination of Binomial and Black Scholes models, resulting in a fair value of approximately $22,200,000. The excess of this value over the transaction price of the Convertible Debentures was recorded through the results of operations as a debit to Charges Related to Issuance of Convertible Debentures.

The 2006 convertible debentures and related derivatives outstanding at September 30, 2006 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $2,000,000, primarily as a result of a decline in the Company’s stock price, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

                In connection with this financing, we paid cash fees to a broker-dealer of $525,000 and issued a warrant to purchase 4,575,521 shares of Common Stock at an exercise price of $0.3168 per share. The initial fair value of the warrant was estimated at approximately $3,600,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 176%, (3) risk-free interest rate of 4.81%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months using the effective interest rate method.

The following table summarizes the 2006 Convertible Debentures and discounts outstanding at September 30, 2006:

Convertible debentures at fair value	$20,176,953
Warrant derivative discount	(3,572,980)
Original issue discount	(2,231,250)
Net convertible debentures	14,372,723
Less current portion	(5,749,089)
Convertible debentures and embedded derivatives-long term	$8,623,634

4.                 CONVERTIBLE DEBENTURES - 2005

On September 15, 2005, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of $4,526,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $17,750,000.

The agreement included a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following summarizes the fair values of embedded derivatives at December 31, 2005 and September 30, 2006, followed by a description of the valuation methodology utilized to determine fair values:

	Fair value	Fair value
Embedded Derivative Liability (Asset)	December 31, 2005	September 30, 2006
		(unaudited)
Conversion feature	$6,057,088	$2,211,158
Anti-dilution protection	1,755,878	2,467,186
Default provisions	94,886	54,567
Right to provide future financing	185,968	—
Company right to force conversion	(1,226,746)	(519,998)
	$6,867,074	$4,212,913

The fair value of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price of $0.69 at September 30, 2006, (2) exercise price equal to the $2.30 conversion price, (3) volatility based upon the Company’s stock trading of 173%, (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 4.71%, and (5) duration of the note as an amortizing debenture of approximately 0.80 years, based upon present values.

The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date of $0.69, (2) exercise price equal to the $2.30 and $0.95 conversion price, (3) volatility based upon the Company’s stock trading of 173%, (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 4.71%, and (5) duration of the note as an amortizing debenture of approximately 0.80 years based upon present values.

On August 24, 2006, the Company’s Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures from $2.53 per share to $0.95 per share for approximately three days. As a result of this repricing, warrant holders with an aggregate of 4,541,672 warrants exercised their rights generating approximately $4,315,000 of cash proceeds. Warrant holders who exercised their warrants were issued replacement warrants to purchase an equivalent number of shares at an exercise price of $1.60 per share. Warrant holders who did not exercise their warrants had the conversion price of their convertible debentures reduced to $.95. As a result of certain anti-dilution protection in the original warrant agreement, certain of the warrant holders who did not exercise their warrants received anti-dilution protection and had the number of shares covered under the warrant agreement increased to 2,135,615, and the exercise price reduced to $0.95 per share. One warrant holder waived the right to reprice their warrant for $2.53 to $0.95 and did not exercise all of their warrants. Their remaining warrants on an aggregate of 581,119 common shares remain outstanding at an exercise price of $2.53 per share.

The Company has considered the impact EITFs 96-19, 02-4 and 05-7 on the accounting treatment of the change in conversion price of a portion of the 2005 Convertible Debentures described in the paragraph above. EITF 96-19 states that a company should recognize as an extinguishment of debt a significant change in the nature of a debt instrument. EITF 05-7 states that if the change in the cash flows of the debt instrument plus the change in the fair value of the conversion derivative as a result of the change is greater than 10%, the change should be treated as significant and the debt is considered extinguished. The Company has concluded that the change in conversion price from $2.30 to $0.95 of a portion of the outstanding Debenture does not constitute an extinguishment of that debt.

The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

The fair value of the derivative for the investors’ option to provide future financing was determined using a Black Scholes Option Pricing Model with the following inputs: (1) The stock and exercise price was based on the maximum amount of additional investment of $125,000. (2) Volatility of 2% was based on the historical volatility of government and high yield bond indices. (3) Risk-free rate of 4.71% was based on Treasury notes. (4) Time to maturity was based upon the six month option period. The value of this option at the year end was found to approximate to zero.

The fair value of the derivative asset related to the Company’s right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation date of $0.69, (2) exercise price of $4.60 per share which is required for the forced conversion, (3) volatility based upon the Company’s stock trading of 173%, (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 4.71%, and (5) duration of the note as an amortizing debenture of approximately 0.80 years based upon present values.

During the three and nine months ended September 30, 2006, an increase in the fair value of the embedded derivative amounts of approximately $1,500,000 and a decrease of $2,000,000 respectively were recorded through results of operations as Adjustment to Fair Value of Derivatives.

During the three and nine months ended September 30, 2006, the Company recorded approximately $2,500,000 and $7,200,000 respectively as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative, and other embedded derivatives identified above.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the three months ended September 30, 2006 was approximately $207,000.

The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at September 30, 2006:

Convertible debentures at $2.30 at face	$11,775,412
Convertible debentures at $0.95 at face	3,139,493
Convertible debentures at face	14,914,905
Discounts on debentures:
Original issue discount	(1,756,270)
Conversion feature derivative	(2,868,883)
Warrant derivative	(2,251,840)
Other derivatives	(109,488)
Net convertible debentures	7,928,424
Embedded derivatives	4,212,913
Convertible debentures and embedded derivatives	12,141,337
Less current portion	(7,253,508)
Convertible debentures and embedded derivatives- long term	$4,887,829

5.                 WARRANT DERIVATIVES

As described more fully in Note 4 — Convertible Debentures - 2005, the provisions of our convertible debenture financing completed in September 2005 permit the Company to make its monthly redemption in shares rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreement, the price per share is variable dependent upon the actual closing price of the Company’s common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.

Accordingly, in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19 which are described in detail in Note 7—Stockholders’ Equity Transactions. As of September 15, 2005, the closing date of the convertible debenture financing, a $25,600,000 increase in the fair value of instruments previously recorded as permanent equity with a value of zero was recorded based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 64%, (3) risk-free interest rate of approximately 3.90%, and (4) expected life and exercise prices consistent with each individual instrument.

The accumulated fair value of these and other instruments at September 15, 2005 of approximately $27,700,000, after the increase to fair value described above, was reclassified from equity to Warrant Derivative liability in accordance with the requirements of EITF 00-19.

At September 30, 2006, the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 173%, (3) risk-free interest rate of approximately 4.81%, and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $8,300,000. As a result, for the three and nine months ended September 30, 2006 the Company recorded approximately $2,000,000 as a debit and $16,700,000 as a credit to Adjustment to Fair Value of Derivatives respectively.

Of the total proceeds from the issuance of the 2005 debentures as more fully described in Note 4, approximately $5,700,000 was initially allocated to the freestanding warrants associated with the debentures based upon the fair value of the Warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheets.

Of the total proceeds from the issuance of the 2006 debentures as more fully described in Note 3, approximately $3,000,000 was initially allocated to the freestanding warrants associated with the debentures based upon the fair value of the Warrants. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 173%, (3) risk-free interest rate of 4.75%, and (4) expected life of 5 years. In accordance with FAS 133 “Accounting for Derivative Instruments and Hedging Activities”, EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” and EITF 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19”, the amounts allocated to the warrant represent a derivative liability that has been recorded in the accompanying balance sheets.

The carrying value of outstanding warrant derivatives from the 2005 debentures were adjusted to their fair value at August 23, 2006 of approximately $8,000,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 167%, (3) risk-free interest rate of 4.81%, and (4) expected remaining life of 4.0 years. This resulted in an increase in the fair value of the warrant liability of approximately $1,500,000 which was recorded through results of operations as a debit to adjustments to fair value of securities. The outstanding derivatives after the repricing and exercise were then adjusted to their fair value at August 24, 2006 of approximately $3,500,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 167%, (3) risk-free interest rate of 4.81%, and (4) expected remaining life of 4.0 years. This resulted in an increase in the fair value of the warrant liability of approximately $2,000,000 which was recorded through results of operations as a debit to charges related repricing and issuance of warrants.

The carrying value of outstanding warrant derivatives from the January 2005 Preferred financing were adjusted to their fair value at August 23, 2006 of approximately $9,400,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 167%, (3) risk-free interest rate of 4.91%, and (4) expected remaining life of 1.25 years. This resulted in an increase in the fair value of the warrant liability of approximately $6,200,000 which was recorded through results of operations as a debit to Adjustment to Fair Value of Derivatives. On August 24, 2006, the Company’s Board of Directors agreed to reprice these warrants to $0.95 per share and to extend the life of the warrants by one year. The outstanding derivatives after the repricing were then adjusted to their fair value at August 24, 2006 of approximately $7,100,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 167%, (3) risk-free interest rate of 4.91%, and (4) expected remaining life of 2.25 years. This resulted in a decrease in the fair value of the warrant liability of approximately $200,000 which was recorded through results of operations as a credit to charges related to repricing and issuance of warrants.

The fair value of warrants exercised at August 24, 2006 was recorded as equity in Additional Paid in Capital.  The fair value of replacement warrants issued to warrant holders who exercised their rights on August 24, 2006 , which aggregated approximately $6,900,000, was calculated based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 167%, (3) risk-free interest rate of 4.81%, and (4) expected remaining life of 5.0 years.

The carrying value of the remaining 2005 debenture warrant derivatives at September 30, 2006 has been adjusted to reflect fair value of approximately $1,500,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 173%, (3) risk-free interest rate of 4.62%, and (4) expected remaining life of 3.75 years. This resulted in an additional decrease in the fair value of the warrant derivative liability of approximately $2,000,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives, bringing the total adjustment to approximately $4,900,000 for the three months ended September 30, 2006.

The carrying value of the replacement warrant derivatives at September 30, 2006 has been adjusted to reflect “fair value” of approximately $2,900,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0% (2) expected volatility of 173%, (3) risk-free interest rate of 4.62%, and (4) expected remaining life of 3.75 years. This resulted in a decrease in the fair value of the warrant derivative liability of approximately $4,000,000 which  was recorded as a debit to Adjustment to Fair Value of Derivatives in the results of operations for the three months ended September 30, 2006.

The carrying value of the January 2005 financing  warrant derivatives at September 30, 2006 have been adjusted to reflect fair value of approximately $2,800,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 173%, (3) risk-free interest rate of 4.62%, and (4) expected remaining life of 3.75 years. This resulted in an additional decrease in the fair value of the warrant derivative liability of approximately $4,300,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

6.             ADJUSTMENTS TO FAIR VALUE OF DERIVATIVES

The Company records adjustments to various derivative liabilities described more fully in Note 3 – Convertible Debentures 2006, Note 4 – Convertible Debentures 2005 and Note 5 – Warrant Derivatives.  As more fully described in Note 3, the Company entered into a Securities Purchase Agreement on September 6, 2006, and repriced certain warrant derivatives as described in Note 5 which resulted in adjustments to fair value of derivatives.

                The following table summarizes the components of the Adjustment to Fair Value of Derivatives which were recorded as charges to results of operations in the quarter ended September 30, 2006.  The table summarizes by category of derivative liability the impact from market changes during the quarter, impact of additional investments and repricing and exercise of certain warrants.

	Impact of	“Market”
	Additional Investment	Fair Value	Total Fair Value
	9.6.06	Adjustment	Adjustment

PIPE Hybrid instrument September, 2006	$—	$(2,510,466)	$(2,510,466)

Embedded PIPE derivatives September, 2005	(18,281)	233,042	214,761

Embedded derivatives - NP Other	(128,216)	(2,930)	(131,146)

Warrants PIPE September, 2005	—	4,858,960	4,858,960

Other Warrant derivatives	2,213,326	429,952	2,643,278
	$2,066,829	$3,008,558	$5,075,387

7.                 STOCKHOLDERS’ EQUITY TRANSACTIONS

We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. As of September 30, 2006, the total number of shares of Preferred Stock we are authorized to issue is 50,000,000, par value $0.001 per share. As of September 30, 2006, the total number of shares of Common Stock we are authorized to issue is 100,000,000, par value $0.001 per share. We had no Preferred Stock outstanding as of September 30, 2006. We had 33,414,516 shares of Common Stock outstanding as of September 30, 2006.

In August 2006, the Company issued 780,000 shares of Common Stock to employees. These shares are fully vested at issuance and are valued at fair market price on date of grant of $0.28.

In August 2006, the Company issued 1,050,000 fully vested warrants to purchase common stock at $2.54 per share with a term of three years in connection with consulting services provided during the quarter. The warrants were valued at approximately $174,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 167%, (3) risk-free interest rate of 4.80%, and (4) expected life of 3.0 years. This warrant is classified as a warrant derivative.

In July 2006, the Company issued 44,216 fully vested shares of Common Stock to Alan Shapiro in consideration for service on the Company’s Board of Directors and Audit Committee. These shares are valued at market price on date of grant.

In April 2006, the Company issued 320,000 fully vested warrants to purchase common stock at $2.54 per share with a term of five years in connection with consulting services provided during the quarter. The warrants were valued at approximately $82,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 78%, (3) risk-free interest rate of 5.10%, and (4) expected life of 5.0 years. This warrant is classified as a warrant derivative.

In March 2006, the Company issued 250,000 fully vested warrants to purchase common stock at $2.54 per share with a term of three and a half years in connection with consulting services provided during the quarter. The warrants were valued at $156,894, using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 74%, (3) risk-free interest rate of 4.82%, and (4) expected life of 3.5 years. This warrant is classified as a warrant derivative.

8.                 OPTIONS OUTSTANDING

Stock Plans

On August 12, 2004, ACT's Board of Directors approved the establishment of the 2004 Stock Option Plan (the "2004 Stock Plan"). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At September 30, 2006, ACT had granted 2,604,000 common share purchase options under the plan.

On December 13, 2004, ACT's Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the "2004 Stock Plan II"). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At September 30, 2006, ACT had granted 1,301,161 common share purchase options under the plan.

On January 31, 2005, the Company's Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the "2005 Plan"), subject to approval of our shareholders. The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the first day of each of the Company's fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors.

Pursuant to the 2005 Plan, on August 18, 2006, the term of existing common stock purchase options to an employee was changed, resulting in a remeasurement of the fair value of those options. The options granted have an exercise price of $0.85 and $2.20 per share, the market price of the Company’s stock on the date of grant. The fair value of the options was estimated at approximately $39,000 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 93%, (3) risk-free interest rate of 4.59%, and (4) expected life of 6 years. The fair value was treated in accordance with FAS 123(R) and is being amortized over a period of four years. Since the Company vests options on the graded method, the fair value is amortized on a straight line basis which approximates the vesting schedule.

Pursuant to the 2005 Plan, on July 11, 2006, we granted 90,000 common stock purchase options to employees and directors. The options granted have an exercise price of $0.35 per share, the market price of the Company's stock on the date of grant. Employee options vest monthly over a period of  four years and director options were fully vested upon issue. The fair value of the options was estimated at $18,128 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 172%, (3) risk-free interest rate of 5.10%, and (4) expected life of 4 years. The fair value was treated in accordance with FAS 123(R) and is being amortized over a period of four years. Since the Company vests options on the graded method, the fair value is amortized on a straight line basis which approximates the vesting schedule.

Pursuant to the 2005 Plan, on April 20, 2006, we granted 235,000 common stock purchase options to employees and directors. The options granted have an exercise price of $1.35 per share, the market price of the Company's stock on the date of grant. Employee options vest monthly over a period of four years and director options were fully vested upon issue. The fair value of the options was estimated at $89,343 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 78%, (3) risk-free interest rate of 5.10%, and (4) expected life of 6 years. The fair value was treated in accordance with FAS 123(R) and is being amortized over a period of four years. Since the Company vests options on the graded method, the fair value is amortized on a straight line basis which approximates the vesting schedule.

Pursuant to the 2005 Plan, on January 26, 2006, we granted 230,000 common stock purchase options to employees and directors. The options granted have an exercise price of $2.04 per share, the market price of the Company's stock on the date of grant. Employee options vest monthly over a period of four years and director options were fully vested upon issue. The fair value of the options was estimated at $314,328 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 74%, (3) risk-free interest rate of 4.38%, and (4) expected life of 6 years. The fair value was treated in accordance with FAS 123(R) and is being amortized over a period of four years. Since the Company vests options on the graded method, the fair value is amortized on a straight line basis which approximates the vesting schedule.

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) Expected dividends on the underlying shares over the remaining term of the option are based upon historical dividend data. (2) The expected volatility of the price of the underlying shares over the expected term of the option is based upon historical share price data. (3) The expected term of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees' expected exercise behavior and the post-vesting employee turnover rate.

				Weighted
	Shares			Average	Weighted
	Available	Stock Options	Price Per	Exercise	Average
	For Grant	Outstanding	Share	Price	Life
Balance at December 31, 2005	285,269	12,703,809	$0.05-$2.48	$0.76	8.7 years
Annual increase pursuant to plan	1,172,035	—	—	—	—
Options granted	(230,000)	230,000	$2.04	$2.04	9.0 years
Options granted	(235,000)	235,000	$0.65	$0.65	9.0 years
Options granted	(90,000)	90,000	$0.35	$0.35	10.0 years
Options exercised	—	(20,000)	$0.05	$0.05	—
Options exercised	—	(6,000)	$0.85	$0.85	—
Options forfeited	415,833	(415,833)	$.85 - $2.20	$1.50	9.0 years
Stock awards	(780,000)	780,000	—	—	—
Balance at September 30, 2006	538,137	13,596,976	$0.05-$2.48	$0.71	8.2 years

Aggregate option activity for the 2004 and 2005 stock option plans is as follows:

As of September 30, 2006 and December 31, 2005, there were 6,525,004 and 6,320,961 exercisable options outstanding at a weighted average exercise price per share of $0.61 and $0.57, respectively, and with a weighted average life of 8.40 years and 9.02 years respectively. During the period, 415,833 options were forfeited. Options exercised during the period had no intrinsic value. The aggregate intrinsic value of all options vested and expected to vest is approximately $1.3 million. All fully vested options in the Company are exercisable.

During the period, 415,833 options were forfeited.

Options exercised during the period had no intrinsic value. The aggregate intrinsic value of all options vested and expected to vest is approximately $1.3 million. All fully vested options in the Company are exercisable.

The fair value of all options vested during the year ended December 2005 and the nine months ended September 30, 2006 was $505,180 and $452,319 respectively.

The following table illustrates the effect on net income and earnings per share for the period ended September 30, 2005 if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the company's stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes calculation and amortized to expense over the options' vesting periods.

	For the Three Months Ended September 30, 2005	For the Nine Months Ended September 30, 2005
Net loss as reported	$(2,310,607)	$(5,951,954)
Current period expense calculated under APB 25	—	—
Stock compensation calculated under FAS 123	(341,107)	(416,046)
Pro forma net loss	$(2,651,714)	$(6,368,000)
Basic and diluted historical loss per share	$(0.10)	$(0.26)
Pro forma basic and diluted loss per share	$(0.11)	$(0.27)

The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period.

For the three and nine months ended September 30, 2006, a charge of approximately $46,000 and $133,000 respectively was recorded through results of operations as Research and Development expense related to share based compensation. For the three and nine months ended September 30, 2006, a charge of approximately $30,000 and $128,000 respectively was recorded through results of operations as General and Administrative expense related to share based compensation. These amounts were calculated using a pre-vesting forfeiture rate of 13%, based on historical employee turnover and forfeiture data.

A summary of the status of unvested employee stock options as of September 30, 2006 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2005	5,489,041	$0.19
Granted	555,000	$0.75
Vested	(1,778,207)	$0.25
Unvested at September 30, 2006	4,265,834	$0.24

As of September 30, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.0 million, which will be amortized over the weighted-average remaining requisite service period of four years.

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

We analyzed the $600,000 of convertible promissory notes payable and related warrants issued by the Company in connection with this settlement, and determined that the warrants should be recorded as free standing warrant derivative liabilities, and the conversion option and anti-dilution provisions represent embedded derivative instruments under the provisions of FAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Accordingly, we separately valued these instruments and recorded discounts offsetting Notes Payable—Other.

In August 2006, we repaid in full the convertible promissory notes payable. This cash payment, along with accrued interest and costs, resulted in payment in full of the outstanding notes payable balances and in a loss on extinguishment of  approximately $263,000. As a result of repaying in full the outstanding notes payable, the fair value of the embedded derivative for the conversion option of approximately $14,000 was charged to Adjustment to Fair Value of Derivatives.

In September 2006, the Company received notice of exercise of the warrants issued as part of the Settlement Agreement noted above. In accordance with anti-dilution provisions in the warrant and the issuance of 2006 convertible debentures described in Note 3, the exercise resulted in issuance of approximately 3,200,000 shares of common stock as more fully described in Note 13 – Subsequent Events. The warrants were adjusted to their fair value at September 5, 2006 of approximately $185,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 175%, (3) risk-free interest rate of 4.71%, and (4) expected remaining life of 2.6 years. This resulted in an increase in the fair value of the warrant liability of approximately $18,000 which was recorded through results of operations as a debit to Adjustment to Fair Value of Derivatives. Upon receipt of notice of exercise of the warrants, the warrant liability was extinguished and a liability was recorded to recognize the stock due to the holders of the warrants. As explained below in Note 13—Subsequent Events, the stock was delivered to the holders of these warrants on October 3, 2006 and the liability was then taken to equity.

The fair value of the shares issued is recorded in accrued expenses and will be recorded as equity in October 2006 after shares have been issued. The embedded derivatives for anti-dilution protection were adjusted to their “fair value” at September 5, 2006 of approximately $114,000 based upon a Binomial Pricing Model. This resulted in an increase in the fair value of the derivative value of approximately $18,000 which was recorded through results of operations as a debit to Adjustment to Fair Value of Derivatives. The embedded derivatives for anti-dilution proctection were adjusted to their “fair value” at September 5, 2006 of $0 based upon a Binomial Pricing Option.  This resulted in a decrease in the fair value of the derivative value of approximately $114,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

10.                               LEGAL PROCEEDINGS

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

On August  30, 2006, the Company entered into a License and Settlement Agreement between the Company, the University of Massachusetts (the “University”) and Start Licensing, Inc. (“Start”) relating to the settlement of the patent interference actions most recently described above (“Geron-Related Proceedings”).  The terms of the License and Settlement Agreement include an initial payment to the Company of $500,000 and milestone payments to the Company of up to $750,000.  In addition, Start, Geron Corporation and Roslin Institute (“Roslin”) each agree not to sue the Company under certain patent applications owned by Roslin.  In exchange, the Company and the University agreed to dismiss their appeal in the Geron-Related Proceedings with prejudice, transfer control of related University patents to Start and pay certain legal fees. Under the terms of the settlement agreement, the Company retained its rights under the University patents in the human field.

University of Massachusetts v. James M. Robl and Phillippe Collas , Massachusetts Superior Court (Suffolk County). The University of Massachusetts, referred to as UMass, filed a complaint on February 22, 2004 in the Superior Court (Suffolk County) for the Commonwealth of Massachusetts. A decision adverse to UMass in this litigation could have had a materially adverse effect on our business. The complaint alleged the misappropriation by the defendants of valuable inventions in the fields of animal cloning and cell reprogramming, made by the defendants at UMass and with UMass support, that are exclusively licensed to ACT by UMass. The complaint included counts for declaratory judgment, breach of contract seeking specific performance, injunctive relief and damages, intentional interference with contract and prospective contractual relations, conversion, breach of duty, and breach of the covenant of good faith and fair dealing. During 2006, the Company successfully intervened in the litigation to protect its interests.

In order to withdraw its intervention and to settle the above-referenced litigation, on May 9, 2006, the Company entered into two licensing agreements with Kirin Brewery Company, Ltd. and certain of its subsidiaries, including Kirin SD, Inc. (collectively, “Kirin”). The Company entered into a non-exclusive, non-royalty bearing and fully paid license with Kirin. Pursuant to that license the Company has granted Kirin the use of specified intellectual property for use in connection with the development of polyclonal antibodies in non-human mammals. Additionally, the Company entered into an exclusive license with Kirin. Pursuant to that license, the Company has obtained exclusive rights from Kirin to important intellectual property that is directed at methods for the reprogramming of cells for use in connection with the research, development and sale of therapeutic and diagnostic human cell products. The terms of this royalty-bearing license include an initial payment and royalty payments based upon a percentage of net sales, with minimum royalties commencing in 2006. As a result of this transaction, the Company agreed to withdraw its intervention in this case and agreed to a settlement of the matters related to this litigation.

11.          COMMITMENTS AND CONTINGENCIES

We are a party to a license agreement with the University of Massachusetts, as amended from time to time (the “UMass License”). Under the UMass License, we were granted certain exclusive rights to license and sublicense certain products and services invented as part of the collaborative effort. The term of the UMass License extends to the expiration of the related patents, currently 2021. We are required to pay royalties ranging from 2.5% to 4.5% of net sales of licensed products and services, as defined. Minimum royalties of $45,000 per year must be paid to UMass. For 2005 and 2004, we have paid only the minimum royalty required. Additionally, we are required to pay sublicense fees of 18% for sublicense income, as defined. We are required to spend a minimum annual amount of $200,000 on research and development.

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

Rent expense recorded in the financial statements for the nine month periods ended September 30, 2006 and 2005 was approximately $577,000 and $367,000, respectively.

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

12.          GAIN ON SALE OF ASSET

In May 2006, the Company sold a minority interest it owned in an entity for cash proceeds of approximately $767,000, resulting in a Gain on Sale of Asset as the Company had no asset value recorded for its investment. As part of this sale, the Company entered into a series of agreements that resolved certain legal matters described more fully in Note 10 — Legal Proceedings under University of Massachusetts v. James M. Robl and Phillippe Collas and the case was dismissed.

13.          SUBSEQUENT EVENTS

In October and November 2006, the Company made its monthly redemptions of convertible debentures described in Note 3. The terms of the agreement provide for payment in cash, or company stock under certain circumstances. In connection with the October redemption, the Company paid cash of approximately $470,000 and issued approximately 431,000 shares of common stock.

At September 30, 2006, approximately 99,000 of the shares related to the October redemption had been preliminarily issued by the transfer agent in accordance with the terms of the debenture agreement. Such shares are not reflected as issued and outstanding by the company prior to finalizing share and cash payments in connection with the redemption in October 2006. In connection with the November redemption, the Company paid cash of approximately $255,000 and issued approximately 727,000 shares.

In October 2006, the Company issued approximately 3,200,000 shares due to holders of warrants which were exercised in September 2006.

On October 13, 2006 the Company had a shareholders meeting at which shareholders approved increasing the authorized share count from 100 million to 500 million shares of common stock.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth below on page 26 for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

SIGNIFICANT ACCOUNTING POLICIES

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 2 of the Notes to Condensed Consolidated Financial Statements describes the significant accounting policies used in the preparation of the financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the nine months ended September 30, 2006, as compared to those policies disclosed in the December 31, 2005 financial statements filed in our Annual Report on Form 10-KSB with the SEC on March 31, 2006.

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

Valuation of Derivative Instruments—These financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts during the reporting periods. Specifically, FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair value of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

Cash and Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such accounts.

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

Intangible and Long-Lived Assets—We follow SFAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets”, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended September 30, 2006, no impairment losses were recognized.

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

At September 30, 2006, the Company has two stock-based employee compensation plans, which are described more fully in Note 6. Prior to January 1, 2006, the Company accounted for those plans under the recognition and measurement provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, as permitted by FAS Statement No. 123, Accounting for Stock-Based Compensation. No stock-based employee compensation cost was recognized in the Statement of Operations for the years ended December 31, 2005 or 2004, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS Statement No. 123(R) Share-Based Payment, using the modified-prospective-transition method. Under that transition method, compensation cost recognized in the nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of FAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of FAS 123(R). Results for prior periods have not been restated.

RESULTS OF OPERATIONS

Revenues

Revenues for the three and nine months ended September, 2006 and 2005 were approximately $129,000, $333,000, $83,000, and $312,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The reduction in revenue in current periods was due to decreased revenue levels from licensees’ operations.

Research and Development Expenses and Grant Reimbursements

Research and development expenses for the three and nine months ended September 30, 2006 and 2005 were approximately $2,586,000, $7,012,000, $734,000 and $1,668,000, respectively. During the nine months ended September 30, 2006, the Company has significantly increased scientific research and has allocated a much greater portion of expenditure and focus on Research and Development activity than had previously been the case. Additional expenditure in this area includes scientific payroll and payroll related expenses, facilities costs and scientific supplies as well as investment in the infrastructure needed to support this greater scientific activity.

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

Grant reimbursements for the three and nine months ended September 30, 2006 and 2005 were approximately $6,000, $370,000, $172,000 and $597,000, respectively. These amounts represent approved reimbursements pursuant the grant from NIST. This grant expired in May 2006.

General and Administrative Expenses

General and administrative expenses for the three and nine months ended September 30, 2006 and 2005 were approximately $1,337,000, $5,845,000, $2,331,000 and $5,572,000, respectively. The principal increase in expense in the nine month period versus the same period last year is a result of additional salary costs related to the addition of key personnel and approximately $600,000 of costs incurred by the Company for investor relations related expenses during the current period. Expenses for the three month period versus the same period last year have decreased primarily as a result of decreased general and administrative infrastructure costs and legal fees.

Other Income (Expense)

Other income (expense) for the three and nine months ended September 30, 2006 and 2005 were approximately ($26,800,000), ($4,100,000), $540,000 and $524,000, respectively. The increase in other expense in the three and nine months ended September 30, 2006, compared to other income in the prior periods, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financing and the Charges related to issuance of Convertible Debentures. The increase in interest expense in the three and nine months ended September 2006, compared to interest expense in the prior periods relates primarily to interest recorded in connection with the convertible debentures.

Fluctuations in the Company’s stock price will result in large changes to the valuations of the Convertible Debentures related to the 2005 and 2006 financings and related derivatives. In the nine months to September 30, 2006, the Company’s stock price has ranged from $0.28 per share to $1.83 per share, which has resulted in large changes in the value of the derivative instruments. These changes are taken to the results of operations through the Adjustments to fair Value of Securities line with resulting large swings shown in the Other Income (Expense) line.

Net Loss

Net loss for the three and nine months ended September 30, 2006 and 2005 was approximately ($30,600,000), ($16,500,000), ($2,311,000) and ($5,952,000), respectively. The increase in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures and charges related to issuance of Convertible Debentures along with increased general and administrative and research and development expenses.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued SFAS No. 157, Fair Value Measurements , or SFAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This Statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. SFAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measure at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. SFAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

In September 2006, the SEC staff issued Staff Accounting Bulletin, or SAB, No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements , or SAB 108 . SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year’s financial statements are materially misstated. SAB 108 is effective for fiscal years ending after November 15, 2006. We will initially apply the provisions of SAB 108 in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We have evaluated the potential impact that SAB 108 may have on our financial statements and do not believe the impact of the application of this guidance will be material.

In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans , or SFAS 158. This Statement requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provisions of SFAS 158 are effective as of the end of fiscal year 2006 and we are currently in the process of quantifying the impact to the financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We are financing our operations primarily with $8,750,000 of proceeds of convertible debentures issued in September, 2006 and described in our Current Report on Form 8-K filed with the Securities and Exchange Commission and above in Note 3, Convertible Debentures 2006, and $4,314,588 of proceeds from warrant exercises as described above in Note 5 – Warrant Derivatives, and $17,750,000 of proceeds of convertible debentures issued September 15, 2005 and described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2005. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

With the exception of 2002, when we sold certain assets of a subsidiary resulting in a gain for the year, we have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash and cash equivalents at September 30, 2006 and December 31, 2005 were approximately $13,100,000 and $13,900,000, respectively. The decrease in the current period is primarily the result of cash received in for warrant exercises and in connection with issuance of Convertible debentures, offset by cash utilized in operations, capital expenditures, and $600,000 of costs incurred by the Company for investor relations related expenses in the current period.

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

Risks Relating to Our Early Stage of Development

We have a limited operating history on which potential investors may evaluate our operations and prospects for profitable operations.   We have a limited operating history on which a potential investor may base an evaluation of us and our prospects. If we are unable to begin and sustain profitable operations, investors may lose their entire investment in us. We are in the pre-clinical stage, and our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as an early stage company,

•                                          we have fewer resources than an established company,

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

In addition, many of our competitors have significantly greater experience than we have in the development, pre-clinical testing and human clinical trials of biotechnology and pharmaceutical products, in obtaining FDA and other regulatory approvals of such products and in manufacturing and marketing such products. Accordingly, our competitors may succeed in obtaining FDA approval for products more rapidly or effectively than we can. Our competitors may also be the first to discover and obtain a valid patent to a particular stem cell which may effectively block all others from doing so. It will be important for us or our collaborators to be the first to discover any stem cell that we are seeking to discover. Failure to be the first could prevent us from commercializing all of our research and development affected by that discovery. Additionally, if we commence commercial sales of any products, we will also be competing with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we have no experience.

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

Patent litigation presents an ongoing threat to our business with respect to both outcomes and costs.   We have previously been involved in patent interference litigation, and it is possible that further litigation over patent matters with one or more competitors could arise. We could incur substantial litigation or interference costs in defending ourselves against suits brought against us or in suits in which we may assert our patents against others. If the outcome of any such litigation is unfavorable, our business could be materially adversely affected. To determine the priority of inventions, we may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to us. Without additional capital, we may not have the resources to adequately defend or pursue this litigation.

Risks Relating to the September 2005 and September 2006 Financings

If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.   We have outstanding, as of September 6, 2006, $25,897,208 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187%. We are required to redeem on a monthly basis, by payment with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures. Unless waived by the holders of the debentures, in order to redeem with shares of our common stock we must satisfy certain conditions which have yet to be satisfied, including such conditions as the listing of our shares of common stock on either the NASDAQ National Market, the NASDAQ Small Cap Market, or the American Stock Exchange. These monthly payments will impact the amount of working capital available to us. The Debentures issued in September 2005 financing (referred to as the 2005 Debentures) are due and payable on September 14, 2008, unless sooner converted into shares of our common stock, and the Debentures issued in September 2006 financing (referred to as the 2006 Debentures) are due and payable on August 30, 2009, unless sooner converted into shares of our common stock. Any event of default could require the early repayment of the convertible debentures, including the accruing of interest on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

There are a large number of shares underlying our convertible debentures in full, and warrants that are registered and available for sale and the sale of these shares may depress the market price of our common stock. As of September 6, 2006, we had:

certain outstanding 2005 Debentures that may be converted into an estimated 3,274,608 shares of common stock based on a conversion price of $0.95, and certain outstanding 2005 Debentures that may be converted into an estimated 5,132,645 shares of common stock based on a conversion price of $2.30, and outstanding 2005 Warrants to purchase 2,716,734 shares of common stock with an exercise price of $0.95 that were issued in connection with the sale of the 2005 Debentures, and outstanding 2006 Debentures that may be converted into an estimated 38,129,340 shares of common stock based on a conversion price of $0.288, and outstanding 2006 Warrants to purchase 23,640,191 shares of common stock with an exercise price of $0.3168 that were issued in connection with the sale of the 2006 Debentures.

       Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate.

The issuance of shares upon conversion of the convertible debentures and exercise of outstanding warrants will cause immediate and substantial dilution to our existing stockholders.   The issuance of shares upon conversion of the convertible debentures and exercise of warrants, including the replacement warrants, will result in substantial dilution to the interests of other stockholders since the selling security holders may ultimately convert and sell the full amount issuable on conversion. Although no single selling security holder may convert its convertible debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock, this restriction does not prevent each selling security holder from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, each selling security holder could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering. In addition, the issuance of the 2006 Debentures and the 2006 Warrants triggered certain anti-dilution rights for certain third parties currently holding securities of the Company resulting in substantial dilution to the interests of other stockholders.

Payment of mandatory monthly redemptions in shares of common stock will result in substantial dilution.   We expect to satisfy all or a significant portion of our obligation to redeem  1/30th of the aggregate original principal amount of debentures per month through issuance of additional shares of our common stock. This approach will result in substantial dilution to the interests of other stockholders.

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

Potential and actual legislation and regulation at the federal or state level related to our technology could limit our activities and ability to develop products for commercial sales, depriving us of our anticipated source of future revenues. Legislative bills could be introduced in the future aiming to prohibit the use or commercialization of somatic cell nuclear transfer technology or of any products resulting from it, including those related to human therapeutic cloning and regenerative medicine. Such legislation could have a significant influence on our ability to pursue our research, development and commercialization plans in the United States.

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

To be successful, our proposed products must be accepted by the health care community, which can be very slow to adopt or unreceptive to new technologies and products.   Our proposed products and those developed by our collaborative partners, if approved for marketing, may not achieve market acceptance since hospitals, physicians, patients or the medical community in general may decide not to accept and utilize these products. The products that we are attempting to develop represent substantial departures from established treatment methods and will compete with a number of more conventional drugs and therapies manufactured and marketed by major pharmaceutical companies. The degree of market acceptance of any of our developed products will depend on a number of factors, including:

•                                          our establishment and demonstration to the medical community of the clinical efficacy and safety of our proposed products,

•                                          our ability to create products that are superior to alternatives currently on the market,

•                                          our ability to establish in the medical community the potential advantage of our treatments over alternative treatment methods, and

•                                          reimbursement policies of government and third-party payors.

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

In our opinion, we have not established and did not maintain effective internal control over financial reporting as of September 30, 2006. We also believe that because of the effect of the material weakness we have identified, we have not maintained effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We have taken initial remedial steps, and will continue our on-going evaluation of internal controls and expect to improve our internal controls over financial reporting as necessary to assure their effectiveness, but there can be no assurance that we will succeed or that other deficiencies will not be identified.

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

We face risks related to compliance with corporate governance laws and financial reporting standards.   The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome.  Section 404 requires that by 2007 our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. Our independent registered public accounting firm may be required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of our internal controls. There exist material weaknesses and deficiencies at this time in our internal controls. These weaknesses and deficiencies could have a material adverse effect on our business and operations.

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

Not including the shares of common stock underlying the 2005 Debentures (and the warrants issued in connection therewith), the 2006 Debentures (and the warrants issued in connection therewith), and the warrants issued in connection with the warrant repricing (which are further described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006) , there are presently approximately 26,500,000 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

(b)           Changes in internal controls. Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system is intended to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2006. In making its assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Management’s assessment identified material deficiencies in our internal control over financial reporting. These deficiencies include lack of segregation of duties, limited capability to interpret and apply United States generally accepted accounting principles, lack of adequate documentation of our system of internal controls, lack of formal accounting policy and procedures and related documentation, deficiencies in our information technology systems and lack of a formal budgeting process. We also have not yet instituted new internal control processes related to our identified material weaknesses, significant deficiencies and deficiencies, as has been characteristic of companies that have completed their review of internal controls and have had to report on the effect of such review. Accordingly, our internal control over financial reporting may be subject to additional material weaknesses and deficiencies that we have not identified. Management has determined that these significant deficiencies, in the aggregate, constituted a material weakness in the design and operation of our internal controls in effect prior to September 30, 2006. We hired a chief financial officer on April 1, 2005, and we are in the process of implementing new controls; however, these controls were not fully in operation during the third quarter of 2006. As a result of the material weaknesses described in the preceding paragraph, we believe that, as of September 30, 2006, our internal control over financial reporting was not effective based on the COSO criteria.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

None.

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

On September 6, 2006, in connection with the closing of the exercise of the additional investment right described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006, we issued to certain accredited investors an aggregate of $10,981,250 principal amount convertible debentures with an original issue discount of 20.3187%. In connection with the closing of the issuance and sale of convertible debentures, we received gross proceeds of $8,750,000. The convertible debentures are due and payable three years from the date of issuance, unless sooner converted into shares of our common stock. The conversion price of the debentures is $0.288, subject to anti-dilution and other customary adjustments. In connection with the securities purchase agreement, we also issued warrants to purchase an aggregate of 19,064,670 shares of our common stock. The term of the warrants is five years and the exercise price is $0.3168 per share, subject to anti-dilution and other customary adjustments.

On August 28, 2006, in connection with the warrant repricing transaction described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 6, 2006, we issued to certain purchasers warrants to purchase an aggregate of 4,541,672 shares of our common stock. The term of the warrants is five years and the exercise price is $1.60 per share, subject to anti-dilution and other customary adjustments.

On August 23, 2006, in connection with certain consulting services provided to us, we issued to Trilogy Capital Partners, Inc. a warrant to purchase 1,050,000 shares of our common stock, of which 550,000 are immediately vested and exercisable and 500,000 will vest and become exercisable after six months.  The term of the warrants is three years and the exercise price is $2.54 per share, subject to anti-dilution and other customary adjustments.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of our stockholders was held on October 13, 2006, for the purpose described below.  The voting record for the matter presented to the stockholders is as set forth immediately following the description of the matter.

To amend the Company's Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.001 per share ("Common Stock"), from 100,000,000 to 500,000,000, with no change in the par value.

Number of Votes FOR: 18,192,411

Number of Votes AGAINST: 686,211

Number of Votes ABSTAINING: 48,004

Number of Broker Non-Votes: 0

ITEM 5.   OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

Exhibit No.	Exhibit Description

3.1

Certificate of Amendment to Certificate of Incorporation dated October 13, 2006 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006 (File No. 000-50295) and incorporated by reference herein).

10.1

Consulting Agreement between Advanced Cell Technology, Inc. and James G. Stewart dated August 17, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2006 (File No. 000-50295) and incorporated by reference herein).

10.2

Securities Purchase Agreement dated August 30, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.3

Registration Rights Agreement dated September 15, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.4

Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.5

Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.6	Form of Lock-up Agreement (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.7	License and Settlement Agreement between the Company, the University of Massachusetts and Start Licensing, Inc.*

31.1	Section 302 Certification of Chief Executive Officer.*

31.2	Section 302 Certification of Chief Accounting Officer.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer
Dated: November 16, 2006

Exhibit Index

Exhibit No.	Exhibit Description

3.1

Certificate of Amendment to Certificate of Incorporation dated October 13, 2006 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006 (File No. 000-50295) and incorporated by reference herein).

10.1

Consulting Agreement between Advanced Cell Technology, Inc. and James G. Stewart dated August 17, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2006 (File No. 000-50295) and incorporated by reference herein).

10.2

Securities Purchase Agreement dated August 30, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.3

Registration Rights Agreement dated September 15, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.4

Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.5

Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.6	Form of Lock-up Agreement (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).
10.7	License and Settlement Agreement between the Company, the University of Massachusetts and Start Licensing, Inc.*
31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Chief Accounting Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith