Form 10KSB
period 2006-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2007-03-19
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-KSB

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒                               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐                                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to

Commission file number: 0-50295

ADVANCED CELL TECHNOLOGY, INC.

(Exact name of registrant as specified in its charter)

Delaware	87-0656515
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)
1201 Harbor Bay Parkway, Alameda, California	94501
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(510) 748-4900

Securities registered pursuant to Section 12(b) of the Act:

None.

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

(Title of Class)

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

State issuer’s revenues for most recent fiscal year: $440,842.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant as of March  12, 2007, was approximately $35,495,221, based on $0.81, the price at which the registrant’s common stock was last sold on that date.

As of March 12, 2007, the registrant had 47,232,136 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒

ADVANCED CELL TECHNOLOGY, INC.

ANNUAL REPORT
ON FORM 10-KSB

PART I

Cautionary Statement Regarding Forward-Looking Statements

This annual report on Form 10-KSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” set forth on page 19 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

With respect to the focus of our portfolio, we believe that somatic cell nuclear transfer and chromatin transfer are, and will prove to be, one of the technological keys to successful development of stem cell therapies. See “Cellular Reprogramming” below. Our patent rights include one of only two core patent estates supporting somatic cell nuclear transfer technology and chromatin transfer technology. We believe that only one other known patent estate, held by Roslin Institute, derived from the cloning of Dolly, the first cloned sheep, is comparable to ours. However, in contrast with Roslin, we own or have license to numerous other technologies for dealing with transplant rejection, including means of activating oocytes during nuclear transfer, parthenogenesis, transdifferentiation, and dedifferentiation. Our intellectual property also includes patent rights and applications for specific applications of stem cell technology in producing retinal pigment epithelium, hemangioblasts, and dermal cells, and numerous methods and compositions for the use of these technologies and derived cells in heart disease, immunodeficiency estates and cancer.

This is a young and emerging field. There can be no assurances that our intellectual property portfolio will ultimately produce viable commercialized products and processes; however, at this early stage of development, our intellectual property and science team are well-recognized leaders in the field. See “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS—Risks Relating to Our Technology” on page 21 of this annual report on Form 10-KSB.

All of our research efforts to date are at the level of basic research or in the pre-clinical stage of development. We are focused on leveraging our key assets, including our intellectual property, our scientific team, our facilities and our capital, to accelerate the advancement of our stem cell technologies. In addition, we are pursuing strategic collaborations with members of academia, industry and foundations to further accelerate the pace of our research efforts. We are currently headquartered in Alameda, California, with additional research and development offices in Worcester, Massachusetts. We recently established a research facility in California, where voters passed Proposition 71 in November 2004, which is described more fully under the heading “California Proposition 71” below.

The Field of Regenerative Medicine.   The emerging field of treatment called “regenerative medicine” or “cell therapy” refers to treatments that are founded on the concept of producing new cells to replace malfunctioning or damaged cells as a vehicle to treat disease and injury. Our focus is the development of effective methods to generate replacement cells from stem cells. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. This is especially true of diseases associated with aging such as Alzheimer’s disease, Parkinson’s disease, type II diabetes, heart failure, osteoarthritis, and aging of the immune system, known as immunosenescence. This is also true for medical conditions resulting from damage to cells due to acute disease, such as trauma, infarction and burns. We believe that replacing damaged or malfunctioning cells with fully functional ones may be a useful therapeutic strategy in treating many of these diseases and conditions.

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

Our approach also differs from that of technologies limited to the use of adult stem cells. The principal drawbacks to therapies based exclusively on the use of adult stem cells are that these cells are neither pluripotent, nor “youthful.” Adult stem cells are multipotent, which means that, unlike pluripotent stem cells, they cannot be differentiated into all cell types of the human body. Their usefulness is inherently limited in this regard. With respect to their lack of “youthful” characteristics, adult stem cells are intrinsically mortal. Cellular aging is caused by shortening telomeres, which are the ends of chromosomes. ES cells are immortal, telomerase positive cells. Through nuclear transfer, we have been successful in regenerating cell lifespan through the reactivation of telomerase, an enzyme concerned with the formation, maintenance and renovation of telomeres.

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

We believe the result of this technology will be that a bank of at most a few hundred cell lines will provide a close enough match that, together with immunosuppressive drugs, stem cell therapies for certain common applications will be achievable in most patients. One example of a potential application is introduction of stem cell therapy on a time-sensitive basis in the case of heart attack to repair damaged heart tissue. Timely, cost-effective introduction of cell therapies will be critical to commercial application. Without reduced complexity technology, producing a readily-available, off-the-shelf supply may require many hundreds of thousands of cell lines.

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

•       pancreatic islet cells for diabetes,

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

The following table identifies the issued patents we own or license that we believe currently support our technology platform.

Owned by Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
6,808,704	United States (US)	09/06/00	10/26/04	02/18/2021	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
518191	New Zealand (NZ)	10/13/00	05/10/04	10/13/2020	Method of Differentiation of Morula or Inner Cell Mass Cells and Method of Making Lineage-Defective Embryonic Stem Cells
516236	NZ	06/30/00	08/07/05	06/30/2020	Cytoplasmic Transfer to De-Differentiate Recipient Cells
782286	Australia (AU)	6/30/00	10/27/05	6/30/2020	Cytoplasmic Transfer to De-Differentiate Recipient Cells
783162	AU	09/06/2000	01/12/06	09/6/2020	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
782385	AU	10/13/00	11/3/05	10/13/2020	Method of Differentiation of Morula or Inner Cell Mass Cells and Method of Making Lineage-Defective Embryonic Stem Cells
531844	NZ	09/06/2000	02/08/05	09/06/2020	Telomere Restoration and Extension of Cell Life-Span in Animals Cloned from Senescent Somatic Cells
521711	NZ	04/16/2001	07/07/05	04/16/2021	Pluripotent Cells Comprising Allogenic Nucleus and Mitochondra
6,603,059	US	10/16/2000	08/05/2003	10/16/2020	Method of Cloning Animals
510930	NZ	03/05/1998	08/07/2003	08/05/2018	Method of Producing a Polypeptide in an Ungulate
337495	NZ	03/05/1998	10/09/2001	03/05/2018	Method of Cloning Animals
782358	AU				Method of Cloning Animals
745334	AU				Method of Cloning Animals
5,453,366	US	03/15/1993	09/26/1995	03/15/2013	Method of Cloning Bovine Embryos
6,011,197	US	01/28/1999	01/04/2000	01/28/2019	Method of Cloning Bovines Using Reprogrammed Non-Embryonic Bovine Cells
6,395,958	US	07/15/1999	05/28/2002	07/15/2019	Method of Producing a Polypeptide in an Ungulate
4,994,384	US	10/27/1987	02/19/1991	02/19/2008	Multiplying Bovine Embryos
5,374,544	US	01/15/1992	12/20/1994	01/15/2012	Mutated Skeletal Actin Promoter

5,496,720	US	02/10/1993	03/05/1996	03/05/2013	Parthenogenic Oocyte Activation
5,843,754	US	06/06/1995	12/01/1998	12/01/2015	Parthenogenic Bovine Oocyte Activation
6,194,202	US	03/04/1996	02/27/2001	03/04/2016	Parthenogenic Oocyte Activation
6,077,710	US	10/21/1998	06/20/2000	10/21/2018	Parthenogenic Oocyte Activation
6,680,199	US	05/22/2000	01/20/2004	05/22/2020	In Vitro Activation of Mammalian Oocytes
6,306,591	US	06/18/1998	10/23/2001	06/18/2018	Screening for the Molecular Defect Causing Spider Lamb Syndrome in Sheep
5,346,990	US	03/12/1991	09/13/1994	09/13/2011	Sex-Associated Membrane Proteins and Methods for Increasing the Probability that Offspring will be of a Desired Sex

University of Massachusetts Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
6,235,969	US	07/03/97	05/22/01	01/10/2017	Cloning Pigs Using Donor Nuclei from Non-Quiescent Differentiated Cells
6,215,041	US	01/08/98	04/10/01	01/10/2017	Cloning Using Donor Nuclei from a Non-Quiescent Somatic Cells
6,156,569	US	08/04/97	12/05/00	08/04/2017	Prolonged Culturing of Avian Primordial Germ Cells (PGCs) Using Specific Growth Factors, Use Thereof to Produce Chimeric Avians
5,994,619	US	12/16/96	11/30/99	04/01/2016	Production of Chimeric Bovine or Porcine Animals Using Cultured Inner Cell Mass Cells
5,905,042	US	04/01/96	05/18/99	04/01/2016	Cultured Inner Cell Mass Cell Lines Derived from Bovine or Porcine Embryos
521426	NZ	03/26/01	11/11/04	03/26/2021	Prion-Free Transgenic Ungulates
521026	NZ	02/26/01	01/13/05	02/26/2021	Production of Mammals which Produce Progeny of a Single Sex
2001241720	AU	2/26/01	11/23/06	2/26/2021	Production of Mammals which Produce Progeny of a Single Sex

518365	NZ	10/27/00	08/12/04	10/27/2020	Gynogenetic or Androgenetic Production of Pluripotent Cells and Cell Lines, and Use Thereof to Produce Differentiated Cells and Tissues
517609	NZ	09/14/00	06/08/04	09/14/2020	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation and Method for Enhancing Embryonic Development by Genetic Alteration of Donor Cells or by Tissue Culture Conditions
519346	NZ	05/10/00	06/08/04	05/10/2020	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
759322	AU	03/02/99	07/24/03	03/02/2019	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
506808	NZ	03/02/99	03/29/04	03/02/2019	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
502713	NZ	08/04/98	01/05/04	08/04/2018	Production of Avian Embryonic Germ (EG) and Embryonic Stem (ES) Cell Lines by Prolonged Culturing of PGCs Use Thereof of Cloning and Chime
502712	NZ	08/04/98	05/12/03	08/04/2018	Avian Primordial Germ Cell (PGC) Cell Line and a Method for Long Term Culturing Thereof
781128	AU	10/13/00	5/5/05	10/13/2020	Preparation and Selection of Donor Cells for Nuclear Transplantation
ZL00815685.9	China	10/13/00	7/6/05	10/13/2020	Preparation and Selection of Donor Cells for Nuclear Transplantation
742840	AU	07/01/98	08/01/02	07/01/2018	Cloning Pigs Using Donor Nuclei from Differentiated Cells
502124	NZ	07/01/98	05/12/03	07/01/2018	Cloning Pigs Using Donor Nuclei from Differentiated Cells

742363	AU	01/05/98	01/03/02	01/05/2018	Cloning Using Donor Nuclei from Differentiated Fetal and Adult Cells
334016	NZ	07/28/97	12/07/00	07/28/2017	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
784731	AU	5/10/00	9/21/06	5/10/2020	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
ZL98809874.1	China	8/4/98	4/6/05	8/4/2018	Avian Primordial Germ Cell (PCG) Cell Line and Method of Producing Chimeric Avians
717529	AU	03/24/97	07/13/00	03/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos
519347	NZ	12/20/00	11/11/04	12/20/2020	Method to Produce Cloned Embryos and Adults from Cultured Cells
723457	AU	1/2/98	12/7/00	1/2/2018	Z Chromosomal Markers Derived from Chicken and Use in Chromosomal Mapping
126416	Israel	03/24/97	09/21/04	03/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos
332159	NZ	03/24/97	06/08/00	03/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos
502129	NZ	06/24/98	06/09/05	03/24/2017	Cloning using donor nuclei from non-serum starved differentiated cells
782846	AU	10/27/2000	12/15/05	10/27/2020	Gynogenetic or Androgenetic Production of Pluripotent Cells and Cell Lines, and Use Thereof to Produce Differentiated Cells and Tissues
1,007,633	Europe	08/04/98	10/19/05	08/04/2018	Avian Primordial Germ Cell (PGC) Cell Line and a Method for Long Term Culturing Thereof
1,019,491	Europe	08/04/98	12/07/05	08/04/2018	Production of Avian Embryonic Germ (EG) Cell Lines by Prolonged Culturing of PGPS, Use Thereof For Cloing and Chimerization
938550	Europe	03/24/97	02/22/06	02/24/2017	Cultured Inner Cell Mass Cell Lines Derived from Ungulate Embryos

Genzyme Transgenics Corp. Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
6,580,017	US	04/23/99	06/17/03	04/23/2019	Methods of Reconstructed Goat Embryo Transfer
6,528,699	US	02/24/98	03/04/03	02/24/2018	Transgenically Produced Non-Secreted Proteins
517930	NZ	09/27/00	05/10/04	09/27/2020	Methods of Producing Cloned and Transgenic Mammals
88117	Singapore	10/16/00	03/31/04	10/16/2020	Methods of Producing a Target Molecule in a Transgenic Animal and Purification of the Target Molecule
518263	NZ	10/16/00	07/05/04	10/16/2020	Methods of Producing a Target Molecule in a Transgenic Animal and Purification of the Target Molecule

TranXenoGen, Inc. Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
5,480,772	US	02/03/93	01/02/96	02/03/2013	In vitro activation of a nucleus
5,651,992	US	02/01/94	07/29/97	07/29/2017	In vitro activation of human fetal cells
5,773,217	US	05/31/95	06/30/98	06/30/2018	Activation of sperm nuclei and activation assays
6,245,567	US	03/30/98	06/12/01	03/30/2018	Activating egg extracts and method of preparation
6,753,457	US	01/06/99	06/22/04	01/06/2019	Nuclear reprogramming using cytoplasmic extract
6,878,546	US	03/14/02	04/12/05	03/29/2023	Product and method for swelling a cell nucleus without DNA replication

*                    Actual patent expiration dates may differ from the dates listed herein due to patent term adjustments pursuant to 35 U.S.C. §154(b) and 37 C.F.R. §§1.702-1.705.

The fundamental consequence of patent expiration is that the invention covered by that patent will enter the public domain. However, the expiration of patent protection, or anticipated patent protection, for the bulk of our portfolio is not scheduled to begin for approximately fifteen years. Due to the rapid pace of technology development in this field, and the volume of intellectual property we anticipate will be generated over the next decade, it is unlikely that the expiration of any existing patents or patent rights would have an adverse affect on our business. Due to our current stage of development, as described under the heading “MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION” appearing elsewhere in this annual report on Form 10-KSB, our existing patent portfolio is not currently supporting a marketed product, so we will not suffer from any reduction in product revenue from patent expiration. Any actual products that we develop are expected to be supported by intellectual property covered by current patent applications that, if granted, would not expire for 20 years from the date first filed. For example, our patent rights under the University of Massachusetts license listed in the patent table, above, do not begin to expire until 2016. Due to the early stage of our business, we differ from, for example, the pharmaceutical industry where the loss of a key significant patent can result in contemporaneous loss of products, programs or revenues. As our table demonstrates, our business is at the front end of the patent protection spectrum and is not expected to be significantly impacted by expiration of existing patents or patents issued in response to existing applications.

Research and License Agreements.

Licenses of Intellectual Property to Us

The following summarizes technology licensed to us.

UMass License.   On February 1, 2002 and April 16, 1996, we entered into exclusive license agreements with the University of Massachusetts. The 1996 agreement has been amended by amendments dated September 1, 1997, May 31, 2000 and September 19, 2002. Pursuant to these agreements, the University of Massachusetts, referred to as UMass, exclusively licensed to us certain biological materials, patent rights and related technology for commercialization in specified fields. The license agreements require us to use diligent efforts to develop licensed products and licensed services and require us to pay certain royalties, minimum annual royalties, milestone payments and sublicense income to UMass. UMass received 73,263 shares of common stock of ACT as partial consideration of the license granted.

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

Wake Forest License.   On January 26, 2001, we entered into a materials and research data license agreement with Wake Forest University, pursuant to which WFU granted to us a worldwide, exclusive, royalty-free, perpetual and irrevocable right and license to use certain data and stem cells and stem cell cultures created by us from biological materials provided by WFU to us for specified purposes only. The agreement allows us to utilize certain primate skin cells and ovary materials produced by WFU and transferred to us pursuant to an agreement relating to the transfer of biological materials. There are no milestone payments. There are no royalty requirements unless we desire to negotiate a commercial license for use of the biological materials provided to us by WFU. WFU received 60,000 shares of common stock of ACT Group, Inc., a now dissolved Delaware corporation referred to hereinafter as ACT Group. We have agreed to provide WFU samples of stem cells for WFU’s research, education and teaching purposes and we have a first option to obtain an exclusive license to any intellectual property rights claimed by WFU in connection with the use of such stem cells. The term of the license granted is perpetual and irrevocable absent a breach by us.

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

Kirin License.   Effective May 9, 2006, we entered into an exclusive license agreement with Kirin Beer Kabushiki Kaisha, and its subsidiaries Aurox, LLC, Hematech, LLC and Kirin SD, Inc. (which we collectively refer to as Kirin), pursuant to which Kirin exclusively licensed to us certain patent rights, with the right to sublicense, for use in connection with the research, development, manufacture and sale of therapeutic and diagnostic human cell products. The agreement also requires Kirin to disclose to us on a periodic basis a written report of improvements to the patent rights.

In consideration of the rights and licenses granted to us, we paid Kirin an initial license fee and we have agreed to pay royalties representing a percentage of the net sales of all royalty-bearing products and services covered by the license. We are also required to pay a minimum annual royalty payment under the license. We also agreed to pay Kirin a percentage of any and all fees obtained in connection with the sublicensing of the patent rights. There are no milestone payments under the agreement. The license granted in the agreement continues in force until the expiration of all patent rights included in the license or for a period of 10 years from the effective date of the agreement if no patents have issued within that 10-year period. The agreement may be terminated by either party in the event of an uncured breach, and the agreement may also be terminated by us at any time by giving written notice to Kirin.

TranXenoGen License.   On March 24, 2006, we entered into an exclusive sublicense agreement with TranXenoGen, Inc., pursuant to which TranXenoGen exclusively sublicensed to us certain patent rights owned by Brandeis University and technology, with the right to sublicense, for use in defined fields. The agreement also provides us with a right of first negotiation for any improvement patents controlled by TranXenoGen. The agreement is subject to certain terms and conditions included in an exclusive license agreement between TranXenoGen and Brandeis University.

The field includes:

•       non-human cells, embryos, organs, organisms;

•       any non-human cells, embryos, organs, organisms as cloned, transgenic, or cloned transgenic forms;

•       any protein products and other biological molecules produced by, or prepared from non-human cells, embryos, organs, organisms or non-human cells, embryos, organs, organisms as cloned, transgenic, or cloned transgenic forms;

•       any methods, technologies, or processes for the creation of any of the above;

•       therapeutic and diagnostics (including products, devices, or processes) from the items covered in the first three bullets above;

•       cloned, transgenic, or cloned transgenic human cells, tissues and organs not derived by human cloning (as defined in the agreement).

The field does not include the use of human reproductive cells, embryos or tissues (as defined in the agreement) or human cloning, but we are exploring the possibility of expanding the field to allow use of the licensed patent rights and technology in the human field.

In consideration of the rights and licenses granted to us, we paid TranXenoGen an initial license fee of 163,399 shares of common stock and $150,000 in cash, and we have agreed to pay royalties of 2% or 3% (depending on the nature of the product or service) of the net sales of all royalty-bearing products and services covered by the license. Under the agreement we are also required to pay an annual license maintenance fee of $25,000, which is creditable against royalty and sublicense income payments. We also agreed to pay TranXenoGen sublicense income of 10% or 50% of sublicense income received by us; the amount of sublicense income payable to TranXenoGen in a particular instance will depend on the nature of the sublicense income. We also agreed to pay TranXenoGen a milestone payment of $100,000 if TranXenoGen obtains certain patent claims in a U.S. issued patent.

The license granted in the agreement continues in force until the expiration of all patent rights. The agreement may be terminated by either party in the event of an uncured breach, and the agreement may also be terminated by us at any time by giving 90 days prior written notice to TranXenoGen. We may also terminate the agreement if the agreement between TranXenoGen and Brandeis University is terminated.

Start Licensing License.   On August 30, 2006, we entered into a Settlement and License Agreement with UMass and Start Licensing, Inc. Pursuant to this agreement Start Licensing licenses to us, on a nonexclusive, royalty-free and paid-up basis, certain patent rights for use with non-human animal research or studies, including preclinical trials, in connection with the research, development and sale of therapeutic and diagnostic human cell products.

Exclusive Licenses of Intellectual Property by Us

The following summarizes licenses from us to third parties.

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

In consideration of the rights and licenses granted to Exeter, Exeter paid to us an initial license fee of $1,000,000, and has agreed to pay royalties equal to 5% of the net sales of all products and services covered by the license; provided that, sublicense income for license products that are the progeny of cloned animals covered by the license or products obtained from such progeny, the royalty is 3%. Exeter is required to pay an annual maintenance fee for the license, equal to $100,000 in 2005, increasing annually by $50,000 up to $500,000. Exeter’s obligation to pay the annual maintenance fee is suspended unless and until certain intellectual property that is the subject of litigation, namely the matter styled University of Massachusetts v. James M. Robl and Phillipe Collas, Massachusetts Superior Court, Suffolk County, Docket No. 04-0445-BLS, is recovered and licensed to us and included in the license to Exeter. The license also provides that we will refund certain amounts to Exeter if certain conditions concerning the referenced litigation are not met and that we will extend to Exeter rights associated with “improvement patents” that are obtained by us or the University in connection with the referenced litigation or any patent interference or opposition proceedings involving us that relate to the licensed intellectual property or which are useful, necessary or required to develop or manufacture cloned and/or transgenic non-human animals and cloned and/or transgenic cells and tissues from non-human animals within the field of use. The license grants Exeter a right of first negotiation to any improvement patents. There are no milestone payments. Exeter agrees to pay us a total of 25% of all sublicense income under the license. Either party may terminate the agreement in the event of an uncured breach. Exeter may terminate without cause on 60 days’ prior written notice to us, or may terminate immediately in the event of a change in law that materially affects Exeter’s ability to commercialize the licensed intellectual property under the license.

We expect that the Exeter Life Science License will be amended as a result of the Start Settlement and the settlement of the University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia (Case No. 1:05-cv-00706 RMU), and University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia (Case No. 1:05-cv-00353 RMU).

Lifeline License.   On May 14, 2004, we entered into three license agreements with Lifeline Cell Technology, formerly known as PacGen Cellco, LLC; the licenses were subsequently amended in August 2005. Pursuant to the license agreements, as amended, we licensed to Lifeline, on an exclusive or non-exclusive basis, as applicable, certain know-how and patent rights for, among other things, the research, development, manufacture and sale of human cells for cell therapy in the treatment of human diabetes and liver diseases, and retinal diseases and retinal degenerative diseases. The license agreements require milestone payments up to $1.75 million in the aggregate. The agreement requires Lifeline to meet minimum research and development requirements. The licenses continue until expiration of the last valid claim within the licensed patent rights. Either party may terminate the agreements for an uncured breach, and Lifeline may terminate the agreement at any time with 30 days’ notice.

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

Start Licensing License.   On August 30, 2006, we entered into a Settlement and License Agreement with UMass and Start Licensing, Inc. See description of this agreement above. Pursuant to this agreement, we granted Start Licensing a worldwide, exclusive, fully paid-up and royalty-free license, with the right to grant sublicenses, to certain patent rights for use in connection with all uses and applications in non-human animals. The agreement was reached in connection with the settlement of the patent interference actions described in Item 8 of our Quarterly Report on Form 10-QSB filed on August 11, 2006 (“Geron-Related Proceedings”). The terms of the agreement also includes an initial payment to us, which has been made, and certain milestone payments. In addition, under the agreement, Start, Geron Corporation and Roslin Institute (“Roslin”) each agree not to sue us under certain patent applications owned by Roslin.

Nonexclusive Licenses of Intellectual Property by Us

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

Competition.   The biotechnology industries are characterized by rapidly evolving technology and intense competition. Our competitors include major multinational pharmaceutical companies, specialty biotechnology companies and chemical and medical products companies operating in the fields of regenerative medicine, cell therapy, tissue engineering and tissue regeneration. Many of these companies are well-established and possess technical, research and development, financial and sales and marketing resources significantly greater than ours. In addition, certain smaller biotech companies have formed strategic collaborations, partnerships and other types of joint ventures with larger, well established industry competitors that afford these companies’ potential research and development and commercialization advantages. Academic institutions, governmental agencies and other public and private research organizations are also conducting and financing research activities which may produce products directly competitive to those we are developing. Moreover, many of these competitors may be able to obtain patent protection, obtain FDA and other regulatory approvals and begin commercial sales of their products before we do.

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

For additional information about governmental regulations that will affect our planned and intended business operations, see “RISK FACTORS THAT MAY AFFECT FUTURE RESULTS” beginning on page 19 below.

Employees.   As of December 31, 2006, we had forty full-time employees, of whom nine hold Ph.D. or M.D. degrees. Thirty-three employees are directly involved in research and development activities and eight are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

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

We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.   We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit that raise substantial doubt about the Company’s ability to continue as a going concern. We do not believe that our cash from all sources, including cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations beyond December 31, 2007 without raising additional financing.

Management continues to evaluate alternatives and sources for additional funding, which may include public or private investors, strategic partners, and grant programs available through specific states or foundations, although there is no assurance that such sources will result in raising additional capital. Lack of necessary funds may require us to delay, scale back or eliminate some or all of our research and product development programs and /or our capital expenditures, to license our potential products or technologies to third parties, to consider business combinations related to ongoing business operations, or shut down some, or all, of our operations.

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

Risks Relating to Competition

Our competition includes both public and private organizations and collaborations among academic institutions and large pharmaceutical companies, most of which have significantly greater experience and financial resources than we do.   The biotechnology and pharmaceutical industries are characterized by intense competition. We compete against numerous companies, both domestic and foreign, many of which have substantially greater experience and financial and other resources than we have. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases targeted by us. Companies such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, many of which have substantially greater resources and experience in our fields than we do, are well situated to effectively compete with us. Any of the world’s largest pharmaceutical companies represents a significant actual or potential competitor with vastly greater resources than ours.

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

Risks Relating to the September 2005 and September 2006 Financings

If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.   We have outstanding, as of December 31, 2006, $23,512,706 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187% with $10,981,250 in 2006 Debentures and $12,531,456 in 2005 Debentures. We are required to redeem on a monthly basis, by payment with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the 2006 Debentures. Unless waived by the holders of the debentures, in order to redeem with shares of our common stock we must satisfy certain conditions which have yet to be satisfied, including such conditions as the listing of our shares of common stock on either the NASDAQ National Market, the NASDAQ Small Cap Market, or the American Stock Exchange. These monthly payments will impact the amount of working capital available to us.

The 2005 Debentures are due and payable on September 14, 2008, unless sooner converted into shares of our common stock, and the 2006 Debentures are due and payable on February 28, 2010, unless sooner converted into shares of our common stock. Any event of default could require the early repayment of the convertible debentures, including the accruing of interest on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

There are a large number of shares underlying our convertible debentures in full, and warrants that are registered and available for sale and the sale of these shares may depress the market price of our common stock.   As of December 31, 2006, we had:

•       certain outstanding 2005 Debentures that may be converted into an estimated 2,877,604 shares of common stock based on a conversion price of $0.90, and

•       certain outstanding 2005 Debentures that may be converted into an estimated 4,328,090 shares of common stock based on a conversion price of $2.30, and

•       outstanding 2005 Warrants to purchase 882,112 shares of common stock with an exercise price of $0.95 that were issued in connection with the sale of the 2005 Debentures.

•       outstanding 2005 Warrants to purchase 581,120 shares of common stock with an exercise price of $2.53 that were issued in connection with the sale of the 2005 Debentures.

•       outstanding 2006 Debentures that may be converted into an estimated 37,584,635 shares of common stock based on a conversion price of $0.288, and

•       outstanding 2006 Warrants to purchase 19,064,670 shares of common stock with an exercise price of $0.3168 that were issued in connection with the sale of the 2006 Debentures, and

•       outstanding 2006 Debentures that may be converted into an estimated 4,541,672 shares of common stock based on a conversion price of $1.60.

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

If we fail to effect and maintain registration of the common stock issued or issuable pursuant to conversion of our debentures, or upon exercise of our warrants, we may be obligated to pay the investors of those securities liquidated damages.   We have various obligations to file and obtain the effectiveness of certain registration statements which include certain outstanding common stock and common stock underlying outstanding debentures and common stock underlying the warrants. If we fail to meet any obligations we have to have effective and current registration statements available, we may become obligated to pay liquidated damages to investors to the extent they may be entitled to such damages. In addition, pursuant to the amendments to the 2005 and 2006 financing documents described above, we are contractually obligated to file additional registration statements at various times in the future. Because of the SEC’s recent interpretation of Rule 415, we cannot offer any assurances that we will be able to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

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

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted. The regulatory process, particularly in the biotechnology field, is uncertain, can take many years and requires the expenditure of substantial resources. Biological drugs and non-biological drugs are rigorously regulated. In particular, proposed human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. We may never obtain regulatory approval to market our proposed products. For additional information about governmental regulations that will affect our planned and intended business operations, see “DESCRIPTION OF BUSINESS—Government Regulation” above.

Our products may not receive FDA approval, which would prevent us from commercially marketing our products and producing revenues. The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We cannot yet accurately predict when we might first submit any Investigational New Drug, or IND, application to the FDA, or whether any such IND application would be granted on a timely basis, if at all, nor can we assure you that we will successfully complete any clinical trials in connection with any such IND application. Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all. As a result, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue. For additional information about governmental regulations that will affect our planned and intended business operations, see “DESCRIPTION OF BUSINESS—Government Regulation” above.

For-profit entities may be prohibited from benefiting from grant funding.   There has been much publicity about grant resources for stem cell research, including Proposition 71 in California, which is described more fully under the heading “DESCRIPTION OF BUSINESS—California Proposition 71” below. There is ongoing litigation in California that may delay, or prevent the sale of State bonds that would fund the activities contemplated by California voters. In addition, rules and regulations related to any funding that may ultimately be provided, the type of entity that will be eligible for funding, the science to be funded, and funding details have not been finalized. As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to us, or any for-profit entity.

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

We have no product liability insurance, which may leave us vulnerable to future claims we will be unable to satisfy.   he testing, manufacturing, marketing and sale of human therapeutic products entail an inherent risk of product liability claims, and we cannot assure you that substantial product liability claims will not be asserted against us. We have no product liability insurance. In the event we are forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses.

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

We face risks related to compliance with corporate governance laws and financial reporting standards.   The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 requires that by 2007 our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. In 2008 our independent registered public accounting firm may be required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of our internal control over financial reporting.

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

A significant number of shares of our common stock have or will become available for sale and their sale could depress the price of our common stock.   On January 31, 2006, a significant number of our outstanding securities that were previously restricted became eligible for sale under Rule 144 of the Securities Act. In addition, on January 31, 2007, a significant number of our outstanding securities that were previously restricted became eligible for sale under Rule 144(k) of the Securities Act, and their sale will not be subject to any volume limitations.

Not including the shares of common stock underlying the 2005 Debentures, the 2005 Warrants, the 2006 Debentures, the 2006 Warrants, and the replacement warrants, there are presently approximately 8,100,000 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

ITEM 2.                DESCRIPTION OF PROPERTIES

Our headquarters are located at 1201 Harbor Bay Parkway, Alameda, California 94502. Our facilities consist of approximately 15,250 square feet of laboratory and office space. Our sublease for the California facility expires on May 31, 2008. We also lease approximately 14,000 square foot of office and laboratory facilities at 381 Plantation Street in Worcester, MA, which, together with the California facility, provides us the capability of producing necessary quantities of materials sufficient to support our research. We have the Worcester facility under an eight year sub-lease which expires on April 30, 2010. In addition, we lease approximately 3,000 square feet of corporate office space at 11100 Santa Monica Boulevard in Los Angeles, CA 90025. We do not own any real estate.

ITEM 3.                LEGAL PROCEEDINGS

Geron-related Proceedings

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

On August 30, 2006, the Company entered into a License and Settlement Agreement between the Company, UMass and Start Licensing, Inc. (“Start”) relating to the settlement of the patent interference actions most recently described above (“Geron-Related Proceedings”). The terms of the License and Settlement Agreement include an initial payment to the Company of $500,000 and milestone payments to the Company of up to $750,000. In addition, Start, Geron Corporation and Roslin Institute (“Roslin”) each agree not to sue the Company under certain patent applications owned by Roslin. In exchange, the Company and the University agreed to dismiss their appeal in the Geron-Related Proceedings with prejudice, transfer control of related University patents to Start and pay certain legal fees. Under the terms of the settlement agreement, the Company retained its rights under the University patents in the human field.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 13, 2006, we held a special meeting of stockholders. Our Board of Directors solicited proxies in connection with the special meeting, at which our stockholders approved the amendment of the Company’s Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock, from 100,000,000 to 500,000,000. The results of the votes taken at the special meeting were as follows:

Votes For	Votes Against or Withheld	Abstentions
18,192,411	686,211	48,804

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol “ACTC.” For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions. We have not provided price information prior to fiscal year 2005, insofar as we believe that the trading of our common stock prior to the merger is not material due to the fact that we effected a complete change of business operations following the merger.

Fiscal Year 2005	High Bid	Low Bid
First Quarter	$7.00	$1.90
Second Quarter	$4.50	$2.65
Third Quarter	$2.90	$2.00
Fourth Quarter	$2.95	$1.84

Fiscal Year 2006	High Bid	Low Bid
First Quarter	$2.20	$1.13
Second Quarter	$1.62	$0.51
Third Quarter	$2.32	$0.26
Fourth Quarter	$0.99	$0.52

Trades of our common stock are subject to Rule 15g-9 of the Securities and Exchange Commission, known as the Penny Stock Rule. This rule imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, brokers/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The Securities and Exchange Commission also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system. The Penny Stock Rules requires a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Commission that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result of these rules, investors may find it difficult to sell their shares.

Holders

As of December 31, 2006, there were approximately 3,000 record owners of our common stock.

Dividends

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

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Recent Sales of Unregistered Securities

In light of the merger and the complete change of business by the small business issuer following the merger, we have elected to disclose all unregistered sales of equity securities during the previous three years. For the portion of the three-year period prior to the consummation of the merger on January 31, 2005, the disclosure set forth below relates to unregistered sales of equity securities by ACT. For the period January 31, 2005 through December 31, 2006, the disclosure set forth below relates to our unregistered sales of equity securities. The issuances of the equity securities described below were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, relating to sales by an issuer not involving a public offering, and/or pursuant to the requirements of one or more of the safe harbors provided in Regulation D under the Securities Act or, in the case of equity compensation to employees, directors and eligible consultants, Rule 701 therewith.

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

On August 30, 2006, we entered into a securities purchase agreement with certain accredited investors for the issuance of an aggregate of $10,981,250 principal amount convertible debentures with an original issue discount of 20.3187%. In connection with the closing of the sale of convertible debentures, we received gross proceeds of $8,750,000. The convertible debentures are due and payable three years from the date of issuance, unless sooner converted into shares of our common stock. The conversion price of the debentures is $0.288, subject to anti-dilution and other customary adjustments. In connection with the securities purchase agreement, we also issued warrants to purchase an aggregate of 19,064,670 shares of our common stock. The term of the warrants is five years and the exercise price is $0.3168 per share, subject to anti-dilution and other customary adjustments.

On August 28, 2006, in connection with the warrant repricing transaction described above, we issued to certain 2005 Purchasers warrants to purchase an aggregate of 4,541,672 shares of our common stock.

The term of the warrants is five years and the exercise price is $1.60 per share, subject to anti-dilution and other customary adjustments.

On August 23, 2006, in connection with certain consulting services provided to us, we issued to Trilogy Capital Partners, Inc. 1,050,000 warrants to purchase shares of its common stock, of which 550,000 are immediately vested and exercisable and 500,000 will vest and become exercisable after six months.

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

On November 4, 2005, we issued a warrant to purchase 174,075 shares of common stock at an exercise price of $2.54 per share to The Investors Relations Group Inc. in connection with investor relation services provided to us.

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

On September 15, 2005, in connection with this financing described above, we issued a warrant to purchase 1,162,239 shares of common stock at an exercise price of $2.53 per share, to T.R. Winston & Company, LLC.

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

During the period August 2004 through October 2004, ACT issued promissory notes aggregating $500,000 face value to certain accredited investors, within the meaning of Rule 501 of Regulation D, for cash proceeds of $450,000 and the assumption of $50,000 of debt owed by ACT Group to one of its creditors. The notes were convertible at the option of the holder into shares of ACT’s capital stock sold in a subsequent financing, at an amount equal to the lowest per share selling price of shares of that stock issued in such financing. As described above, these notes were converted into ACT common stock and warrants on January 27, 2005. As additional consideration for the purchase of the notes, ACT granted to the note holders warrants entitling them to purchase 700,000 common shares at an exercise price of $0.05. Warrants for 300,000 shares were exercisable immediately upon issuance and expire two years from the date of issue. Warrants for 400,000 shares are exercisable on or after February 1, 2006 and expire February 1, 2008.

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

Use of Proceeds from Registered Securities

Not Applicable.

ITEM 6.                MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

OVERVIEW

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “ RISK FACTORS THAT MAY AFFECT FUTURE RESULTS “ set forth in Part I, Item 2 of this Annual Report on Form 10-KSB for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included in Part I, Item 1 of this Annual Report on Form 10-KSB.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

SIGNIFICANT ACCOUNTING POLICIES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. During the year ended December 31, 2006 we adopted FAS Statement No. 123(R) Share-Based Payment, more fully described below under “Stock-based compensation” and FAS 155 “Accounting for Certain Hybrid Financial Instruments”. We applied the accounting proscribed in FAS 155 to account for the 2006 Convertible Debentures described below in Note 5—Convertible Debentures 2006. Other than the adoption of these standards, we did not make any significant changes to our accounting policies during the year ended December 31, 2006, as compared to those policies disclosed in the December 31, 2005 financial statements filed in our Current Report on Form 10-K with the SEC on March 31, 2006.

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

Use of Estimates—The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Specifically, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes and our stock, option and warrant expenses related to compensation to employees and directors, consultants and investment banks. Actual results could differ from those estimates.

Fair Value of Financial Instruments—For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Valuation of Derivative Instruments—Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

Cash and Cash Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturity of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses in such account.

Equipment—We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for by the straight-line method over three to six years. In the case of certain assets acquired under Capital Leases, the assets are recorded net of imputed interest, based upon the net present value of future payments.

Revenue Recognition—Our revenues are generated from license and research agreements with collaborators. Licensing revenue is recognized on a straight line basis over the shorter of the life of the loicense and the stimated economic life of the patents related to the license. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over the same term as the revenue. Reimbursements of research expense pursuant to grants are recorded as a reduction of research and development expense once the reimbursements are approved and the Company is assured of collectibility.

Intangible and Long-Lived Assets—We follow FAS No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the period ended December 31, 2006 no impairment losses were recognized.

Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and research grants. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval. Research and development costs are expensed as incurred.

Deferred Issuance Costs—Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months.

Reclassifications—Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications have no effect on the recorded net loss.

Stock Based Compensation—At December 31, 2006, we had two stock-based employee compensation plans, which are described more fully in Note 11—Options Outstanding.

Prior to the January 1, 2006 adoption of the FAS No. 123(R), “Share-Based Payment,” the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified or settled stock options. Results for prior periods have not been restated, as provided for under the modified prospective method.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The impact of this change was not material to the Company.

RESULTS OF OPERATIONS

Revenues

Revenues for the twelve months ended December 31, 2006 and December 31, 2005 were approximately $441,000 and $395,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The increase in revenue in the current period was due to increased revenue from new licenses issued in the period.

Research and Development Expenses and Grant Reimbursements

Research and development expenses for the twelve months ended December 31, 2006 and 2005 were approximately $9,027,000 and $2,606,000, respectively. During the twelve months ended December 31, 2006, the Company has significantly increased scientific research and has allocated a much greater portion of expenditure and focus on research and development activity than had previously been the case. Additional expenditure in this area includes scientific payroll and payroll related expenses, facilities costs and scientific supplies as well as investment in the infrastructure needed to support this greater scientific activity.

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

Grant reimbursements for the twelve months ended December 31, 2006 and 2005 were approximately $369,000 and $742,000, respectively. These amounts represent approved reimbursements pursuant the grant from the National Institutes of Science and Technology. This grant expired in May 2006.

General and Administrative Expenses

General and administrative expenses for the twelve months ended December 31, 2006 and December 31, 2005 were approximately $9,152,000 and $9,304,000, respectively. The level of spending on general and administrative expenses has remained consistent during the periods as we seek to hold these costs at current levels whilst increasing spending on research and development.

Other Income / (Expense)

Other income/ (expense) for the twelve months ended December 31, 2006 and December 31, 2005 were approximately ($1,037,000) and $1,562,000, respectively. The increase in other expense in the twelve months ended December 31, 2006, compared to other income in the prior periods, relates primarily to increased Interest Expense, which relates primarily to the amortization of discounts on Convertible Debentures and embedded derivatives and to charges related to issuance of Convertible Debentures and repricing and issuance of warrants. This is partially offset by the increased adjustments to the fair value of derivatives during the period.

Net Loss

Net loss for the twelve months ended December 31, 2006 and December 31, 2005 was approximately $18,720,000 and $9,394,000, respectively. The increased loss in the current periods is the result of increased research and development expenses, and to the increase in other expenses.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 “Fair Value Measurements.” We will adopt FAS 159 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

In December 2006, the FASB posted FASB Staff Position, or FSP, 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement should be separately recognized and measured in accordance with FAS No. 5, “Accounting for Contingencies.” This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and financial instruments subject to those arrangements that were entered into or modified subsequent to December 15, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 15, 2006, the FSP is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We will adopt FSP 00-19-2 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

In September 2006, the Financial Accounting Standards Board, or FASB, issued FAS No. 157, Fair Value Measurements , or FAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This Statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. FAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measure at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. FAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

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

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans , or FAS 158. This Statement requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, FAS 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provisions of FAS 158 are effective as of the end of fiscal year 2006 and we are currently in the process of quantifying the impact to the financial statements.

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). This interpretation creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for years beginning after December 15, 2006. Management of the Company is evaluating the impact of this pronouncement, but does not anticipate that it will have a significant impact on its financial statements.

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company has adopted FAS 155 and applies it to all relevant financing transactions from the date of adoption.

In September 2005, the EITF reached a consensus on Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” provide guidance on how companies should bifurcate convertible debt issued with a beneficial conversion feature into a liability and an equity component. For income tax purposes, such an instrument is only recorded as a liability. A question has been raised as to whether a basis difference results from the issuance of convertible debt with a beneficial conversion feature and, if so, whether the basis difference is a temporary difference. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In September 2005, the EITF discussed Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Issuance of a registration rights agreement with a liquidated damages clause is common when equity instruments, stock purchase warrants, and financial instruments that are convertible into equity securities are issued. The agreement requires the issuer to use its “best efforts” to file a registration statement for the resale of the equity instruments or the shares of stock underlying the stock purchase warrant or convertible financial instrument and have it declared effective by the end of a specified grace period. The issuer may also be required to maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor each month until the registration statement is declared effective. Given the potential significance of the penalty, a question arises as to the effect, if any, this feature has on the related financial instruments if they are subject to the scope of Issue 00-19. The company took the provisions of this issue into account in their accounting for the period.

In September 2005, the EITF reached a consensus on Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues.” EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” provides guidance on whether modifications of debt result in an extinguishment of that debt. In certain situations, companies may change the terms of a conversion option as part of a debt modification, which may result in the following circumstances: (a) the change in the conversion option’s terms causes the fair value of the conversion option to change but does not result in the modification meeting the condition in Issue 96-19 that would require the modification to be accounted for as an extinguishment of debt, and (b) the change in the conversion option’s terms did not result in separate accounting for the conversion option under Statement 133. When both of these circumstances exist, questions have arisen regarding whether (a) the modification to the conversion option, which changes its fair value, should affect subsequent interest expense recognition related to the debt and (b) a beneficial conversion feature related to a debt modification should be recognized by the borrower if the modification increases the intrinsic value of the debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the EITF reached a consensus on Issue 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue 00-19. Paragraph 4 of Issue 00-19 states that “the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer)”. The term “conventional convertible debt instrument” is not defined in Issue 00-19 and, as a result, questions have arisen regarding when a convertible debt instrument should be considered “conventional” for purposes of Issue 00-19. A question has also arisen related to whether conventional convertible preferred stock should be treated similar to conventional convertible debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the EITF reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

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

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FAB Statement No. 3”. FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment”(“SAB 107”), which provides interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for FAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

We are financing our operations primarily with $8,750,000 of proceeds of convertible debentures issued in September 2006 and described in our Current Report on Form 8-K filed with the Securities and Exchange Commission and in Note 5, Convertible Debentures—2006, and $4,314,588 of proceeds from warrant exercises as described above in Note 7—Warrant Derivatives, and $17,750,000 of proceeds of convertible debentures issued September 15, 2005 and described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 19, 2005. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

With the exception of 2002, when we sold certain assets of a subsidiary resulting in a gain for the year, we have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash and cash equivalents at December 31, 2006 and December 31, 2005 were approximately $8,689,000 and $13,858,000, respectively. The decrease in the current period is primarily the result of cash received in for warrant exercises and in connection with issuance of Convertible debentures, offset by cash utilized in operations, capital expenditures, and costs incurred by the Company for investor relations related expenses in the current period.

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
And Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Cell Technology, Inc.
Alameda, California

We have audited the accompanying consolidated balance sheet of Advanced Cell Technology, Inc. as of December 31, 2006 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2006. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Advanced Cell Technology, Inc. as of December 31, 2006 and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 11 to the consolidated financial statements, in 2006 the Company adopted statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has minimal sources of revenue, incurred substantial net losses, has substantial monetary liabilities in excess of monetary assets and accumulated deficits as of December 31, 2006. These matters, among others, raise a substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are described in Note 1. These consolidated financial statements do not included any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Stonefield Josephson, Inc.

Los Angeles, California
March 16, 2007

ITEM 7.                FINANCIAL STATEMENTS

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31,
2006
ASSETS
Current assets:
Cash and cash equivalents	$8,689,336
Accounts receivable, net of allowance for doubtful accounts of $236,399	66,319
Prepaid expenses	111,229
Deferred royalty fees, current portion	225,475
Total current assets	9,092,359
Property and equipment, net	1,081,680
Deferred royalty fees, less current portion	1,062,620
Deposits	133,841
Deferred issuance costs, net of amortization of $1,035,120	5,619,218
Total assets	$16,989,718
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$3,067,825
Accrued expenses	1,023,583
Deferred revenue, current portion	432,509
Interest payable	75,833
Advances payable—other	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $3,713,554	7,354,706
2006 Convertible debenture and embedded derivatives (fair value $5,472,177)	3,971,543
Warrant Derivatives—current portion	2,264,175
Capital leases—current portion	77,594
Notes payable—other	638,674
Total current liabilities	19,036,442
2005 Convertible debenture and embedded derivatives, less current portion and net of discounts of $1,571,332	3,112,029
2006 Convertible debenture and embedded derivatives, less current portion (fair value $12,768,413)	9,266,933
Warrant derivatives, less current portion	12,987,967
Capital leases, less current portion	31,971
Deferred revenue, less current portion	2,096,700
Total liabilities	46,532,042
Commitments and contingencies	—
Stockholders’ deficit:
Common stock, $0.001 par value; 500,000,000 shares authorized, 39,318,070 issued and outstanding	39,318
Preferred stock, $0.001 par value; 50,000 shares authorized, 0 issued and outstanding	—
Additional paid-in capital	12,291,873
Accumulated deficit	(41,873,515)
Total stockholders’ deficit	(29,542,324)
Total liabilities and stockholders’ deficit	$16,989,718

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2006	2005
Revenue:
License fees and royalties	$440,842	$395,007
Cost of revenue	314,043	181,822
Gross profit	126,799	213,185
Operating expenses:
Research and development	9,026,599	2,606,372
Grant reimbursements	(369,446)	(741,598)
General and administrative	9,152,224	9,304,482
Total operating expenses	17,809,377	11,169,256
Loss from operations	(17,682,578)	(10,956,071)
Other income (expense):
Interest income	424,487	200,876
Gain on sale of asset	767,040	—
Loss on extinguishment of debt	(263,464)	—
Gain on settlement of debt	—	1,052,814
Interest expense and late fees	(11,272,127)	(3,590,686)
Charges related to issuance of Convertible Debentures	(11,168,629)	—
Charges related to repricing and issuance of warrants	(7,501,060)	—
Interest expense—stockholder	—	(60,000)
Adjustments to fair value of derivatives	27,976,393	3,959,289
Total other income (expense)	(1,037,360)	1,562,293
Net Loss	$(18,719,938)	$(9,393,778)
Basic and diluted loss per share	$(0.64)	$(0.43)
Shares used in computation of basic and diluted loss per share	29,230,829	22,005,978

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE TWO YEARS ENDED DECEMBER 31, 2006

					Additional			Total
	Preferred Stock		Common Stock		Paid-In	Deferred	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Deficit	Deficit
Balance, December 31, 2004	—	—	8,325,883	8,326	6,180,539	(21,585)	(13,759,799)	(7,592,519)
Sale of preferred units for cash net of costs of offering of approximately $576,000	9,306,601	9,306	—	—	7,414,765	—	—	7,424,071
Issuance of preferred units for services provided	105,177	105	—	—	89,295	—	—	89,400
Issuance of shares for debt conversion	—	—	616,124	616	523,092	—	—	523,708
Issuance of shares for services	—	—	17,647	18	14,982	—	—	15,000
Issuance of units for offering services	—	—	469,247	469	398,391	—	—	398,860
Conversion of preferred	(9,411,778)	(9,411)	9,411,778	9,411	—	—	—	—
Shares retained by public shareholders	—	—	4,374,007	4,374	5,626	—	—	10,000
Options / Warrants issued to consultants	—	—	—	—	1,536,027	—	—	1,536,027
Shares cancelled	—	—	(353,627)	(353)	(802,556)	—	—	(802,909)
Options Exercised	—	—	124,083	124	7,747	—	—	7,871
Stock based compensation					346,644			346,644
Shares issued in settlement of accounts payable	—	—	195,000	195	461,230	—	—	461,425
Warrants issued in connection with ACT Group matters	—	—	—	—	469,966	—	—	469,966
Reclassification of warrants to liabilities	—	—	—	—	(27,648,789)	—	—	(27,648,789)
Issuance of shares to board member	—	—	2,813	3	5,623	—	—	5,626
Issuance of shares for convertible debenture conversion	—	—	167,174	167	534,503	—	—	534,670
Issuance of shares for cashless exercise of warrant	—	—	90,566	91	(91)	—	—	0
Net Loss, 12 months to December 31, 2005	—	—	—	—	—	—	(9,393,778)	(9,393,778)
Balance at December 31, 2005	—	—	23,440,695	$23,441	$(10,463,008)	$(21,585)	$(23,153,577)	$(33,614,729)
Cashless Exercise of warrant	—	—	63,208	63	(63)	—	—	0
Exercise of warrant in settlement of note payable	—	—	3,283,726	3,284	2,612,325	—	—	2,615,609
Stock option Exercises	—	—	26,000	26	6,074	—	—	6,100
Convertible Debenture Redemption	—	—	5,657,406	5,657	4,541,628	—	—	4,547,285
Issued to employees	—	—	780,000	780	217,620	—	—	218,400
Exercise of warrants	—	—	4,541,672	4,542	4,310,045	—	—	4,314,587
Repricing and issuance of warrants	—	—	—	—	6,629,883	—	—	6,629,883
Transfer deferred compensation to APIC	—	—	—	—	(21,585)	21,585	—	—
Convertible Debenture Conversion	—	—	1,317,748	1,318	3,851,361	—	—	3,852,679
Issuance of stock in payment of board fees	—	—	44,216	44	19,706	—	—	19,750
Option compensation charges	—	—	—	—	349,487	—	—	349,487
Issuance of stock in payment of license fees	—	—	163,399	163	238,400	—	—	238,563
Net loss for the twelve months ended December 31, 2006	—	—	—	—	—	—	(18,719,938)	(18,719,938)
Balance at December 31, 2006	—	—	39,318,070	$39,318	$12,291,873	$—	$(41,873,515)	$(29,542,324)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,719,938)	$(9,393,778)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	290,536	107,388
Bad debt	—	51,512
Amortization of deferred charges	437,606	119,762
Amortization of deferred revenue	(365,841)	(332,507)
Amortization of deferred issuance costs	1,050,358	207,029
Shares issued for services	—	15,000
Equity instruments issued for compensation	760,208	1,696,695
Amortization of discounts	10,204,080	3,001,734
Gain (Loss) on extinguishment of debt	263,464	(1,052,814)
Adjustments to Fair Value of Derivatives	(27,976,393)	(3,959,289)
Issuance and repricing of warrants	7,501,060	—
Issuance of Convertible Debentures	11,168,629	—
Non-cash compensation charge	635,927	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	68,557	(82,238)
Prepaid expenses	61,811	(141,740)
Deferred charges	(678,563)
Deposits	—	(87,238)
Increase (decrease) in:
Accounts payable	953,842	36,480
Accrued expenses	150,062	1,505,833
Interest payable	(11,250)	112,644
Advances to stockholder	—	(315,418)
Deferred revenue	900,000	—
Net cash used in operating activities	(13,305,845)	(8,510,945)
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in acquisition	—	10,000
Purchases of property and equipment	(564,805)	(603,735)
Payment of deposits	(28,649)	—
Net cash used in investing activities	(593,454)	(593,735)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from preferred unit subscriptions, net of cost	—	3,658,930
Proceeds from exercise of stock options	6,100	—
Proceeds from exercise of warrants	4,314,588	7,871
Payments on Convertible Debentures	(2,878,127)	—
Proceeds from Convertible Debentures, net of cost	7,966,125	16,203,713
Payments on notes and leases	(677,952)	(250,000)
Settlement payment	—	(332,524)
Cash overdraft	—	(1,409)
Net cash provided by financing activities	8,730,734	19,286,581
Net increase / (decrease) in cash	(5,168,565)	10,181,901
Cash and cash equivalents, beginning of period	13,857,901	3,676,000
Cash and cash equivalents, end of period	8,689,336	13,857,901
Cash paid for:
Interest	$13,165	$1,247
Income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

Supplemental schedule of non-cash financing activities:
During the year ended December 31, 2005:
Approximately 105,000 Preferred Units, valued at $89,400, were issued in partial settlement of accounts payable.
Approximately 616,000 shares of common stock, and 306,000 common stock purchase warrants, were issued upon conversion of $500,000 of notes payable and approximately $24,000 of accrued interest.

Approximately 469,000 shares of common stock, and 234,000 common stock purchase warrants, valued at an aggregate of approximately $399,000, were issued in consideration of services related to the Preferred Unit Offering.

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
Approximately $195,000 of fixed assets were acquired through a financing arrangement with the Company’s landlord.
Approximately $27,700,000 of warrant derivatives were reclassified from equity to liabilities.
Approximately 2,800 shares of common stock were issued to a director as compensation for board fees.
Convertible debentures with a principal face of $384,500 were converted into 167,174 shares of common stock at $2.30 per share.
During the year ended December 31, 2006:
The Company issued approximately 5,657,000 shares of common stock in redemption of convertible debentures with a face value of approximately $4,547,000.
The Company issued approximately 1,318,000 shares of common stock in conversion of convertible debentures with a face value of approximately $3,852,000.
The Company issued approximately 163,000 shares of common stock in payment of license fees valued at approximately $239,000.
The Company issued approximately 780,000 shares of common stock to employees as compensation of approximately $218,000.
The Company issued approximately 44,000 shares of common stock in payment of board fees of approximately $20,000.
The Company eliminated a derivative liability of $6,630,000 upon exercise of warrants.
The Company issued approximately 3,284,000 shares of common stock in payment of a note valued at approximately $2,616,000.
The Company issued to a broker-dealer warrants to purchase approximately 4,576,000 shares of common stock initially valued at $3,608,000.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. These matters raise substantial doubt about the Company’s ability to continue as a going concern and fund cash requirements for operations through March 15, 2008. As more fully described in Note 5—Convertible Debentures—2006 and Note 7—Warrant Derivatives, the Company was able to raise cash in the quarter ended September 30, 2006. Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

During 2006, management has taken or has made plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•       As described more fully in Note 5—Convertible Debentures—2006, the Company was able to raise cash during the year from an additional investment by 2005 convertible debenture holders.

•       As described more fully in Note 7—Warrant Derivatives, the Company raised cash during the year from the repricing and exercise of warrants issued to 2005 convertible debenture holders.

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

2.                 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and to the rules and regulations of the Securities and Exchange Commission for form 10-KSB.

Principles of Consolidation—The accounts of Holdings and ACT are  included in the accompanying consolidated financial statements for the period from January 1, 2005 to November 18, 2005, when the shareholders approved the roll-up merger to combine the two companies. During the period from January 1, 2005 to November 18, 2005, all intercompany balances and transactions were  eliminated in consolidation.

Use of Estimates—These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes and binomial lattice model calculations used to value derivative instruments discussed below under “Valuation of Derivative Instruments”. In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments to compensation to employees, directors, consultants and investment banks, the useful lives of our fixed assets and our allowance for bad debts. Actual results could differ from those estimates.

Reclassifications—Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications have no effect on the recorded net loss.

Cash and Cash Equivalents—Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses related to this concentration of risk.

Accounts Receivable—We periodically assess our accounts receivable for collectibility on a specific identification basis. If collectibility of an account becomes unlikely, we record an allowance for that doubtful account. Once we have exhausted efforts to collect, we write off the account receivable against the allowance we have already created. We do not require collateral for our trade accounts receivable.

Equipment—We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for on the straight-line method over three to six years. Upon disposition of equipment, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. In the case of certain assets acquired under Capital Leases, the assets are recorded net of imputed interest, based upon the net present value of future payments. Assets under capital lease are pledged as collateral for the related lease.

Deferred Issuance Costs—Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months.

Intangible and Long-Lived Assets—We follow Statement of Financial Accounting Standards  (“FAS”) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2006 and 2005, no impairment loss was recognized.

Fair Value of Financial Instruments—For certain of our financial instruments, including accounts receivable, account payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Valuation of Derivative Instruments—FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting proscribed in FAS 155 to account for the 2006 Convertible Debentures described below in Note 5—Convertible Debentures 2006. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

Revenue Recognition—Our revenues are generated from license and research agreements with collaborators. Licensing revenue is recognized on a straight-line basis over the shorter of the life of the license or the estimated economic life of the patents related to the license. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over same term as the revenue. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval.

Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which are not capitalizable. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and research grants. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval. Research and development costs are expensed as incurred.

Stock Based Compensation—At December 31, 2006, we had two stock-based employee compensation plans, which are described more fully in Note 11—Stock Based Compensation.

Prior to the January 1, 2006 adoption of the FAS No. 123(R), “Share-Based Payment,” the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified or settled stock options based on estimated fair values. Results for prior periods have not been restated, as provided for under the modified prospective transition method.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.”  SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The impact of this change was not material to the Company.

Net Loss Per Share—We use FAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the twelve months ended December 31, 2006, 76,941,797 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were 40,104,105 potentially dilutive shares at December 31, 2005.

Concentrations and Other Risks—Currently, the Company’s revenues and accounts receivable are concentrated on one customer. There is also a geographic concentration of the Company’s primary activities in Northern California and Massachusetts. Other risks include the uncertainty of the regulatory environment and the effect of future regulations on the Company’s business activities. As we are a biotechnology research and development company, there is also the attendant risk that someone could commence legal proceedings over our discoveries. Acts of God could also adversely affect our business.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 “Fair Value Measurements.” We will adopt FAS 159 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

In December 2006, the FASB posted FASB Staff Position, or FSP, 00-19-2, “Accounting for Registration Payment Arrangements.” This FSP specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement should be separately recognized and measured in accordance with FAS No. 5, “Accounting for Contingencies.” This FSP further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This FSP is effective immediately for registration payment arrangements and financial instruments subject to those arrangements that were entered into or modified subsequent to December 15, 2006. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to December 15, 2006, the FSP is effective for fiscal years beginning after December 15, 2006, and interim periods within those fiscal years. We will adopt FSP 00-19-2 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, FAS 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. We have adopted FAS 158, and there was no impact on our financial statements.

In September 2006, the Financial Accounting Standards Board, or FASB, issued FAS No. 157, Fair Value Measurements, or FAS 157, which provides guidance on how to measure assets and liabilities that use fair value. This Statement clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. FAS 157 will apply whenever another generally accepted accounting principle requires, or permits, assets or liabilities to be measure at fair value but does not expand the use of fair value to any new circumstances. This statement will also require additional disclosures in both annual and quarterly reports. FAS 157 is effective for fiscal years beginning after November 2007, and will be adopted by us beginning January 1, 2008. We are currently evaluating the potential impact this statement may have on our financial statements, but do not believe the impact of adoption will be material.

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

In July 2006, the FASB issued Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (“FIN No. 48”). This interpretation creates a single model to address uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The interpretation also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for years beginning after December 15, 2006. Management of the Company is evaluating the impact of this pronouncement, but does not anticipate that it will have a significant impact on its financial statements.

In February 2006, the FASB issued FAS No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. The Company has adopted FAS 155 and applies it to all relevant financing transactions from the date of adoption.

In September 2005, the EITF reached a consensus on Issue 05-8, “Income Tax Consequences of Issuing Convertible Debt with a Beneficial Conversion Feature.” EITF Issues No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,” and No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments,” provide guidance on how companies should bifurcate convertible debt issued with a beneficial conversion feature into a liability and an equity component. For income tax purposes, such an instrument is only recorded as a liability. A question has been raised as to whether a basis difference results from the issuance of convertible debt with a beneficial conversion feature and, if so, whether the basis difference is a temporary difference. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In September 2005, the EITF discussed Issue 05-4, The Effect of a Liquidated Damages Clause on a Freestanding Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Effect of a Liquidated Damages Clause on a Freestanding Financial Instrument Subject to EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Issuance of a registration rights agreement with a liquidated damages clause is common when equity instruments, stock purchase warrants, and financial instruments that are convertible into equity securities are issued. The agreement requires the issuer to use its “best efforts” to file a registration statement for the resale of the equity instruments or the shares of stock underlying the stock purchase warrant or convertible financial instrument and have it declared effective by the end of a specified grace period. The issuer may also be required to maintain the effectiveness of the registration statement for a period of time or pay a liquidated damage penalty to the investor each month until the registration statement is declared effective. Given the potential significance of the penalty, a question arises as to the effect, if any, this feature has on the related financial instruments if they are subject to the scope of Issue 00-19. The company took the provisions of this issue into account in their accounting for the period.

In September 2005, the EITF reached a consensus on Issue 05-7, “Accounting for Modifications to Conversion Options Embedded in Debt Securities and Related Issues.” EITF Issue No. 96-19, “Debtor’s Accounting for a Modification or Exchange of Debt Instruments,” provides guidance on whether modifications of debt result in an extinguishment of that debt. In certain situations, companies may change the terms of a conversion option as part of a debt modification, which may result in the following circumstances: (a) the change in the conversion option’s terms causes the fair value of the conversion option to change but does not result in the modification meeting the condition in Issue 96-19 that would require the modification to be accounted for as an extinguishment of debt, and (b) the change in the conversion option’s terms did not result in separate accounting for the conversion option under Statement 133. When both of these circumstances exist, questions have arisen regarding whether (a) the modification to the conversion option, which changes its fair value, should affect subsequent interest expense recognition related to the debt and (b) a beneficial conversion feature related to a debt modification should be recognized by the borrower if the modification increases the intrinsic value of the debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the EITF reached a consensus on Issue 05-2, “The Meaning of “Conventional Convertible Debt Instrument” in EITF Issue 00-19. Paragraph 4 of Issue 00-19 states that “the requirements of paragraphs 12-32 of this issue do not apply if the hybrid contract is a conventional convertible debt instrument in which the holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the issuer)”. The term “conventional convertible debt instrument” is not defined in Issue 00-19 and, as a result, questions have arisen regarding when a convertible debt instrument should be considered “conventional” for purposes of Issue 00-19. A question has also arisen related to whether conventional convertible preferred stock should be treated similar to conventional convertible debt. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In June 2005, the EITF reached a consensus on Issue 05-6, Determining the Amortization Period for Leasehold Improvements, which requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. EITF 05-6 is effective for periods beginning after July 1, 2005. We do not expect the provisions of this consensus to have a material impact on our financial position, results of operations or cash flows.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). FIN 47 provides guidance relating to the identification of and financial reporting for legal obligations to perform an asset retirement activity. The Interpretation requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also defines when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The provision is effective no later than the end of fiscal years ending after December 15, 2005. The Company adopted FIN 47 beginning the first quarter of fiscal year 2006 and does not believe the adoption will have a material impact on its consolidated financial position or results of operations or cash flows.

In May 2005, the FASB issued FAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FAB Statement No. 3”. FAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. FAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle. FAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on our financial position, results of operations and cash flows.

In March 2005, the SEC released Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”), which provides interpretive guidance related to the interaction between FAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff’s views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for FAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005. Management is currently evaluating the impact SAB 107 will have on our consolidated financial statements.

3.                 DEFERRED ROYALTY FEES

Deferred royalty fees represent cash fees and stock based compensation paid by the Company for certain licenses that have been capitalized. Such licenses are utilized in connection with the Company’s operations, and are also sublicensed to third parties.

The following table summarizes the annual amounts of these fees that are amortized to cost of revenue to appropriately match both sublicense fee income and the period in which the technology is utilized.

Amortization in 2007	$270,474
Amortization in 2008	270,474
Amortization in 2009	270,474
Amortization in 2010	270,474
Amortization in 2011 and beyond	206,199
Total Deferred Royalty Fees	1,288,095
Less current portion	(225,475)
Long Term Deferred Royalty Fees	$1,062,620

4.                 PROPERTY AND EQUIPMENT

Our property and equipment as of December 31, 2006 is as follows:

Machinery and equipment	$1,625,624
Computers and office equipment	367,680
Leasehold improvements	124,902
Furniture and fixtures	76,201

Total property and equipment	2,194,407
Accumulated depreciation	(1,112,727)

Property and equipment, net	$1,081,680

Depreciation expense amounted to $290,536 and $107,388 during the twelve months ended December 31, 2006 and 2005, respectively. Accumulated depreciation at December 31, 2006 includes approximately $98,000 related to capital leases with a net book value of approximately $239,000.

5.                 CONVERTIBLE DEBENTURES - 2006

On September 6, 2006, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3% of the principal amount. In connection with the closing of the sale of the debentures, we received gross proceeds of $8,750,000. These convertible debentures were issued in connection with certain additional investment rights granted in connection with the convertible debentures issued in 2005, and described more fully in Note 6—Convertible Debentures—2005. The convertible debentures are convertible at the option of the holders into 38,129,340  shares of Common Stock at a fixed conversion price of $0.288  per share, subject to anti-dilution and other customary adjustments. In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 19,064,670 shares of our Common Stock. The term of the warrants is five years and the exercise price is $0.3168 per share, subject to anti-dilution and other customary adjustments. The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and receive shares of our Common Stock such that the number of shares of our Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our Common Stock.

The agreements entered into provide that we will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement covering the shares issuable under the debentures and the warrants, or if the Company fails to timely execute stock issuances.

Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction. At that time, and each month thereafter, the Company is required to either repay 1/30 of the outstanding balance owed in cash, or convert the amount due into common stock at the lesser of $0.288 per share or 85% of the prior ten days’ average closing stock price, immediately preceding the redemption. The agreements also provide that the Company may force conversion of outstanding amounts owed under the debentures into common stock, if the Company has met certain conditions and milestones, and, additionally, has a stock price for 20 consecutive trading days that exceeds 200% of the conversion price.

These agreements, as well as the 2005 Convertible Debentures (See Note 6) include certain restrictive covenants including a restriction on incurring additional indebtedness, or liens, a restriction on repurchasing shares and a restriction on paying dividends.

The agreements included a number of other embedded derivative instruments, and the Company has applied the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, to record the fair values of the convertible debentures, and related derivatives, as of September 6, 2006, the date of issuance.    The fair values of the debentures and related derivative instruments were valued using a combination of Binomial and Black-Scholes models, resulting in an initial fair value of approximately $22,200,000. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. The excess of the fair value over the transaction price of the Convertible Debentures was recorded through the results of operations as a debit of approximately $11,200,000 to Charges Related to Issuance of Convertible Debentures.

The 2006 Convertible Debentures and related derivatives outstanding at December 31, 2006 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,900,000, as a result of a decline in the Company’s stock price and the conversion of approximately $156,000 of the note, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives.

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

The following table summarizes the 2006 Convertible Debentures and discounts outstanding at December 31, 2006:

2006 Convertible debentures at fair value	$18,240,590
Warrant derivative discount	(3,121,013)
Original issue discount	(1,881,101)
Net convertible debentures	13,238,476
Less current portion	(3,971,543)
2006 Convertible debentures and embedded derivatives-long term	$9,266,933

In the twelve months ended December 31, 2006 debentures with a book value of $156,875 were converted into 544,705 shares at $0.288 per share. These conversions resulted in an increase to stockholders’ equity of approximately $1,356,000. As a result of these conversions, approximately $79,000 of unamortized discounts related to amounts converted was charged to interest expense.

6.                 CONVERTIBLE DEBENTURES—2005

On September 15, 2005, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of $4,526,250 representing approximately 20.3% of the principal value. In connection with the closing of the sale of the debentures, we received gross proceeds of $17,750,000. The convertible debentures are convertible at the option of the holders into 9,685,326 shares of Common Stock at a fixed conversion price of $2.30 per share, subject to anti-dilution and other customary adjustments. In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 4,842,663 shares of our Common Stock. The term of the warrants is five years and the exercise price is $2.53 per share, subject to anti-dilution and other customary adjustments. The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and exercise the additional investment right and receive shares of our Common Stock such that the number of shares of our Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our Common Stock.

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

The agreements entered into provide that we will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement, or if we fail to timely execute stock trading activity. In addition, the agreements provide that the Company shall meet other milestones, including settlement of ACT Group litigation, and liquidation of ACT Group, as described in Note 12, formation of a majority independent Board of Directors, and merger of the Company and ACT, substantially all of which have been satisfied.

Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction. At that time, and each month thereafter, we are required to either repay 1/30 of the outstanding balance owed in cash, or convert the amount due into common stock at the lesser of $2.30 per share or 85% of the prior ten days’ average closing stock price, immediately preceding the redemption. The agreements also provide that we can force conversion of outstanding amounts owed under the debentures into common stock, if the Company has met conditions and milestones identified above, and, additionally, has a stock price for 20 consecutive trading days that exceeds $4.60 per share.

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

The agreement included a number of other embedded derivative instruments that required bifurcation and valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments  The following summarizes the fair values of embedded derivatives at the transaction date of September 15, 2005 and December 31, 2006, followed by a description of the valuation methodology utilized to determine fair values:

	Initial Fair value	Fair value
Embedded Derivative Liability (Asset)	September 15, 2005	December 31, 2006
Conversion Feature	$7,317,206	$1,101,414
Anti-dilution protection	1,585,255	2,107,767
Default provisions	96,067	46,692
Right to provide future financing	159,960	—
Company right to force conversion	(1,561,618)	(185,091)
	$7,596,870	$3,070,782

The fair value of the conversion feature derivative was estimated as an American call option using the binomial option pricing model with the following inputs: (1) closing stock price as of the valuation date of $2.20 at September 15, 2005 and $0.58 at December 31, 2006 (2) exercise price equal to $2.30 and $0.95 conversion price at September 15, 2006 and December 31, 2006, respectively (3) volatility based upon the Company’s stock trading of 64% at September 15, 2005 and 162% at December 31, 2006 (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 3.9% at September 15, 2005 and 4.82% at December 31, 2006 and (5) duration of the note as an amortizing debenture of approximately 1.7 years at September 15, 2005 and 0.68 years at December 31, 2006 based upon present values.

The fair value of the derivative for anti-dilution protection was estimated using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date of $2.20 at September 15, 2005 and $0.58 at December 31, 2006 (2) exercise price equal to the $2.30 conversion price (3) volatility based upon the Company’s stock trading of 64% at September 15, 2005 and 162% at December 31, 2006 (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 1.7 years at September 15, 2005 and 0.68 years at December 31, 2006 based upon present values.

Reduction of Exercise Price

On August 24, 2006, the Company’s Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures from $2.53 per share to $0.95 per share for approximately three days. As a result of this repricing, warrant holders with an aggregate of 4,541,672 warrants exercised their rights generating approximately $4,315,000 of cash proceeds. Warrant holders who exercised their warrants were issued replacement warrants to purchase an equivalent number of shares at an exercise price of $1.60 per share. Warrant holders who did not exercise their warrants had the conversion price of their convertible debentures reduced to $0.95. As a result of certain anti-dilution protection in the original warrant agreement, certain of the warrant holders who did not exercise their warrants received anti-dilution protection and had the number of shares covered under the warrant agreement increased to 2,135,615, and the exercise price reduced to $0.95 per share. One warrant holder waived the right to reprice their warrant for $2.53 to $0.95 and did not exercise all of their warrants. Their remaining warrants on an aggregate of 581,119 common shares remain outstanding at an exercise price of $2.53 per share.

The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96-19—Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02-4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05-7—Accounting for Modifications to conversion Options Embedded in Debt Instruments and Related Issues on the

accounting treatment of the change in conversion price of a portion of the 2005 Convertible Debentures described in the paragraph above. EITF 96-19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. EITF 05-7 states that if the change in the cash flows of the debt instrument plus the change in the fair value of the conversion derivative as a result of the change is greater than 10%, the change should be treated as significant and the debt is considered extinguished. The Company has concluded that the change in conversion price from $2.30 to $0.95 of a portion of the outstanding Debenture does not constitute an extinguishment of that debt.

The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

The fair value of the derivative for the investors’ option to provide future financing was determined using a Black-Scholes Option Pricing Model with the following inputs: (1) The stock and exercise price was based on the maximum amount of additional investment of $8,875,000 (2) Volatility of 2% was based on the historical volatility of government and high yield bond indices (3) Risk free rate of 3.9% was based on Treasury notes and (4) time to maturity was based upon the six month option period. This option expired in September 2006 and no value has been attached to it at December 31, 2006.

The fair value of the derivative asset related to the Company’s right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation dates of $2.20 at September 15, 2005 and $0.58 at December 31, 2006 (2) exercise price of $4.60 per share which is required for the forced conversion (3) volatility based upon the Company’s stock trading of 64% at September 15, 2005 and 162% at December 31, 2006 (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 1.7 years at September 15, 2005 and 0.68 years at December 31, 2006 based upon present values.

During the year ended December 31, 2006, a decrease in the fair value of the embedded derivative amounts of approximately $9,073,000 was recorded through results of operations as adjustment to fair value of derivatives.

During the year ended December 31, 2006, the Company recorded approximately $11,272,108 as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative, and other embedded derivatives identified above.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the year ended December 31, 2006 was approximately $828,000.

In the year ended December 31, 2006, debentures with a face value of $1,778,500 were converted into 773,043 shares at $2.30 per share. These conversions along with the pro rata portion of the conversion feature embedded derivative of approximately $718,000, resulted in an increase to stockholders’ equity of approximately $2,496,000. As a result of these conversions, approximately $980,000 of unamortized discounts related to amounts converted was charged to interest expense.

The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at December 31, 2006:

2005 Convertible debentures at face	$12,680,839
Discounts on debentures:
Original issue discount	(1,319,840)
Conversion feature derivative	(2,174,391)
Warrant derivative	(1,707,597)
Other derivatives	(83,059)
Net convertible debentures	7,395,952
Embedded derivatives	3,070,782
2005 Convertible debentures and embedded derivatives	10,466,734
Less current portion	(7,354,706)
2005 Convertible debentures and embedded derivatives- long term	$3,112,029

7.                 WARRANT DERIVATIVES

As described more fully in Note 6—Convertible Debentures—2005, the provisions of our convertible debenture financing completed in September 2005 permit the Company to make its monthly redemption in shares rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreement, the price per share is variable dependent upon the actual closing price of the Company’s common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.

In accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19 which are described in detail in Note 10—Stockholders’ Equity Transactions. As of September 15, 2005, the closing date of the convertible debenture financing, a $25,600,000 increase in the fair value of instruments previously recorded as permanent equity with a value of zero was recorded based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 64%, (3) risk-free interest rate of approximately 3.90%, and (4) expected life and exercise prices consistent with each individual instrument.

The accumulated fair value of these and other instruments at September 15, 2005 of approximately $27,700,000, after the increase to fair value described above, was reclassified from equity to Warrant Derivative liability in accordance with the requirements of EITF 00-19.

At December 31, 2006, the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0%, (2) expected volatility of 162%, (3) risk-free interest rate ranging from approximately 4.70% to 5.10% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $15,252,000. As a result, for the twelve months ended December 31, 2006 the Company recorded approximately $15,488,000 as a credit to adjustment to fair value of derivatives.

The carrying value of the outstanding warrant derivatives issued in connection with the 2006 debentures was adjusted to the fair value at December 31, 2006 of approximately $2,500,000. The assumptions used in the Black Scholes model for determining the initial fair value of the warrants were as follows: (1) dividend yield of 0%; (2) expected volatility of 162%, (3) risk-free interest rate of 4.57%, and (4) expected life of 4.85 years. This resulted in a decrease in the fair value of the warrant liability of approximately $300,000 which was recorded through results of operations as a credit to adjustment to fair value of derivatives.

The carrying value of outstanding warrant derivatives from the 2005 debentures were adjusted to their fair value at August 23, 2006, the date of the reduction in conversion price of approximately $8,000,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 167%, (3) risk-free interest rate of 4.81%, and (4) expected remaining life of 4.0 years. This resulted in an increase in the fair value of the warrant liability of approximately $1,500,000 which was recorded through results of operations as a debit to adjustments to fair value of securities. The outstanding derivatives after the repricing and exercise were then adjusted to their fair value at August 24, 2006 of approximately $3,500,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 167%, (3) risk-free interest rate of 4.81%, and (4) expected remaining life of 4.0 years. This resulted in an increase in the fair value of the warrant liability of approximately $2,000,000 which was recorded through results of operations as a debit to charges related repricing and issuance of warrants.

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

The carrying value of the remaining 2005 debenture warrant derivatives at December 31, 2006 has been adjusted to reflect fair value of approximately $1,155,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 162%, (3) risk-free interest rate of 4.70%, and (4) expected remaining life of 3.50 years. This resulted in an additional decrease in the fair value of the warrant derivative liability of approximately $302,000 which was recorded through results of operations as a credit to adjustment to fair value of derivatives.

The carrying value of the replacement warrant derivatives at December 31, 2006 has been adjusted to reflect fair value of approximately $2,337,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0% (2) expected volatility of 162%, (3) risk-free interest rate of 4.82%, and (4) expected remaining life of 4.75 years. This resulted in a decrease in the fair value of the warrant derivative liability of approximately $574,000 which was recorded as a credit to adjustment to fair value of derivatives in the results of operations for the year ended December 31, 2006.

The carrying value of the January 2005 financing warrant derivatives at December 31, 2006 have been adjusted to reflect fair value of approximately $2,116,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 162%, (3) risk-free interest rate of 4.82%, and (4) expected remaining life of 2.00 years. This resulted in an additional decrease in the fair value of the warrant derivative liability of approximately $725,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

The carrying value of the broker dealer warrant derivatives at December 31, 2006 have been adjusted to reflect fair value of approximately $2,520,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 162%, (3) risk-free interest rate of 4.70%, and (4) expected remaining life of 4.75 years. This resulted in a decrease in the fair value of the warrant derivative liability of approximately $1,537,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

The following table summarizes the components of the Adjustment to Fair Value of Derivatives which were recorded as charges to results of operations in the year ended December 31, 2006. The table summarizes by category of derivative liability the impact from market changes during the quarter, and the impact of additional investments.

	Impact of	“Market”
	Additional Investment	Fair Value	Total Fair Value
	9.6.06	Adjustment	Adjustment
PIPE Hybrid instrument September, 2006	$—	$3,090,501	$3,090,501
Embedded PIPE derivatives September, 2005	18,281	9,055,162	9,073,443
Embedded derivatives—NP Other	128,216	196,501	324,717
Warrants PIPE September, 2005	—	(50,603)	(50,603)
Other Warrant derivatives	(2,213,326)	17,751,661	15,538,335
	$(2,066,829)	$30,043,222	$27,976,393

8.                 NOTES PAYABLE—OTHER

On July 8, 2003, we issued a promissory note with a face amount of $272,108 to a law firm as a payment of fees due them. The note bears interest at a rate of 5% per year. The note is payable in monthly installments of $25,000, including interest. The note matured on October 1, 2003. We made payments through January, 2004. At December 31, 2006 there is a remaining principal balance of $170,249, as well as accrued interest of $10,833 and accrued late fees of $65,000, included in accrued interest.

9.                 RECLASSIFICATION OF EQUITY TRANSACTIONS

As described more fully in Note 6—Convertible Debentures 2005, the provisions of our convertible debenture financing completed in September 2005 permit the Company to make its monthly redemption in shares rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreement, the price per share is variable dependent upon the actual closing price of the Company’s common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.

Accordingly, in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19 which are described in detail in Note 10—Stockholders’ Equity Transactions. As of September 15, 2005, the closing date of the convertible debenture financing, a $25,600,000 increase in the fair value of instruments previously recorded as permanent equity with a value of zero was recorded based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 64% (3) risk-free interest rate of approximately 3.9% and (4) expected life and exercise prices consistent with each individual instrument.

The accumulated fair value of these and other instruments at September 15, 2005 of approximately $27,700,000, after the increase to fair value described above, was reclassified from equity to Warrant Derivative liability in accordance with the requirements of EITF 00-19.

At December 31, 2005 the fair value of each instrument was again computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 74% (3) risk-free interest rate of approximately 4.4% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments at December 31, 2005 of approximately $24,600,000. As a result, for the year ended December 31, 2005 the Company recorded approximately $3,100,000 as a credit to Adjustment to Fair Value of Derivatives. As more fully described above in Note 7—Warrant derivatives, we continue to adjust the fair value of these instruments and the effects are recognized as shown in Note 7.

10.          STOCKHOLDERS’ EQUITY TRANSACTIONS

We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. As of December 31, 2006, the total number of shares of Preferred Stock we are authorized to issue is 50,000,000, par value $0.001 per share. As of December 31, 2006, the total number of shares of Common Stock we are authorized to issue is 500,000,000, par value $0.001 per share. We had no Preferred Stock outstanding as of December 31, 2006. We had 39,318,070 shares of Common Stock outstanding as of December 31, 2006.

In August 2006, the Company issued 780,000 shares of Common Stock to employees. These shares were fully vested at issuance and valued at fair market price determined as the closing market price on date of grant of $0.28.

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

In July 2006, the Company issued 44,216 fully vested shares of Common Stock to Alan Shapiro in consideration for service on the Company’s Board of Directors and Audit Committee. These shares were fully vested at issuance and are valued at fair market price determined as the closing market price on date of grant.

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

In October 2005 the Company issued 2,813 shares of common stock to a director as compensation for board fees. These shares were fully vested at issuance and are valued at fair market price determined as the closing market price on date of grant.

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

In September 2005, the Company reached settlement agreements and releases with two previous legal firms that the Company owed amounts to. Pursuant to the settlement agreements, an aggregate of 195,000 shares of common stock were issued as full satisfaction of amounts owed. Shares issued pursuant to this settlement were valued at fair value based upon the closing market price of the Company’s stock on the date of the settlement and the settlement resulted in the Company recording a Gain on Settlement of Debt of approximately $966,000.

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

On or about January 15, 2005, the Company issued 17,647 shares of common stock, valued at then current fair market value based upon the value of the Company’s stock of $15,000, in consideration of accounting services provided to the Company.

During the period beginning January 3, 2005 through January 31, 2005, ACT completed a preferred unit offering in which ACT sold 4,705,890 investment units to a group of accredited investors (within the meaning of Rule 501 of Regulation D) for total consideration of $8,000,000. ACT received gross cash proceeds of $7,910,600 and the balance of $89,400 was for payment of non-Merger related legal fees which resulted in a gain on settlement of debt of approximately $87,000. The completion of the offering resulted in the issuance of 9,411,788 shares of ACT’s Series A Preferred Stock and associated warrants to purchase 4,705,890 shares of common stock at a per share price of $1.27. In consideration of services rendered in connection with the preferred unit offering, ACT paid consultants to the preferred unit offering 469,247 investment units, which resulted in the issuance by the Company of 469,247 shares of Common Stock and associated warrants to purchase 234,629 shares of common stock at a per share price of $1.27, the value of the Company’s stock on the date of issue. All preferred shares issued pursuant to the preferred offering were converted into common stock prior to the Merger.

11.          Stock Based Compensation

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2006 and 2005, ACT had granted 2,604,000 common share purchase options under the plan.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the “2004 Stock Plan II“). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2005 and 2004, ACT had granted 1,301,161 common share purchase options under the plan.

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

Pursuant to the 2005 Plan, on October 26, 2006, we granted 60,000 common stock purchase options to employees and directors. The options granted have an exercise price of $0.75 per share, the market price of the Company’s stock on the date of grant. Employee options vest monthly over a period of  four years and director options were fully vested upon issue. The fair value of the options was estimated at $23,334 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 162%, (3) risk-free interest rate of 5.11%, and (4) expected life of 4 years. The fair value was treated in accordance with FAS 123(R) and is being amortized over a period of four years. Since the Company vests options on the graded method, the fair value is amortized on a straight line basis which approximates the vesting schedule.

Pursuant to the 2005 Plan, on August 18, 2006, the term of existing common stock purchase options to an employee was changed, resulting in a remeasurement of the fair value of those options. The options granted have an exercise price of $0.85 and $2.20 per share, the market price of the Company’s stock on the date of grant. The fair value of the options was estimated at approximately $39,000 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 93%, (3) risk-free interest rate of 4.59%, and (4) expected life of 6 years. The fair value of this grant was recognized in full during the period as a consulting expense.

Pursuant to the 2005 Plan, on July 11, 2006, we granted 90,000 common stock purchase options to employees and directors. The options granted have an exercise price of $0.35 per share, the market price of the Company’s stock on the date of grant. Employee options vest monthly over a period of  four years and director options were fully vested upon issue. The fair value of the options was estimated at $18,128 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%, (2) expected volatility of 172%, (3) risk-free interest rate of 5.10%, and (4) expected life of 4 years. The fair value was treated in accordance with FAS 123(R) and is being amortized over a period of four years. Since the Company vests options on the graded method, the fair value is amortized on a straight line basis which approximates the vesting schedule.

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

Pursuant to the 2005 Plan, on November 16, 2005, we granted 205,000 common stock purchase options to employees. The options granted have an exercise price of $2.11 per share, the market price of the Company’s stock on the date of grant and vest over periods not exceeding 4 years. The fair value of the options was estimated at $250,793 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 74%, (3) risk-free interest rate of 4.35%, and (4) expected life of 4 years.

Pursuant to the 2005 Plan, on November 16, 2005, we granted 10,000 common stock purchase options to consultants. The options granted have an exercise price of $2.11 per share, the market price of the Company’s stock on the date of grant and vest over periods not exceeding 2 years. The fair value of the options was estimated at $8,035 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.13%, and (4) expected life of 2 years. This initial estimate of fair value will be expensed over the consulting period. In addition to this initial estimate of fair value, the Company calculates additional periodic expense based upon options which vest during the period. This amount, plus amortization of initial fair value, resulted in a total charge of $8,489 in the twelve months ended December 31, 2005.

Pursuant to the 2005 Plan, on September 15, 2005, we granted 500,000 common stock purchase options to employees. The options granted have an exercise price of $2.20 per share, the market price of the Company’s stock on the date of grant and vest over periods not exceeding 4 years. The fair value of the options was estimated at $418,908 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 4.15%, and (4) expected life of 4 years.

Pursuant to the 2005 Plan, on August 1, 2005, we granted 225,000 common stock purchase options to our employees. The options granted to employees have an exercise price of $2.48 per share, the market price of the Company’s stock on the date of grant and vest over periods not exceeding 4 years. The fair value of the options was estimated at $293,760 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.15%, and (4) expected life of 4 years.

Pursuant to the 2005 Plan, on August 1, 2005, we granted 174,500 common stock purchase options to consultants, and 50,000 common stock purchase options to a director. The options have an exercise price of $2.48 per share, the market price of the Company’s stock on the date of grant and vest over periods not exceeding 2 years. The fair value of the options at the date of grant was estimated at $170,162 for the consultant options and $41,886 for the director options using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 65%, (3) risk-free interest rate of 4.13%, and (4) expected life of 2 years. This initial estimate of fair value will be expensed over the option vesting period. In addition to this initial estimate of fair value, the Company calculates additional periodic expense based upon options which vest during the period. This amount, plus amortization of initial fair value, resulted in a total charge of $95,337 in the twelve months ended December 31, 2005.

Pursuant to the 2005 Plan, on January 31, 2005, we granted 7,273,335 common stock purchase options to our employees. The options granted to employees have an exercise price of $0.85, the value of the Company’s stock on the date of grant per share and vest over periods not exceeding 4 years. The fair value of the options was estimated at $385,472 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 3.25%, and (4) expected life of 2 years.

Pursuant to the 2005 Plan, on January 31, 2005, we granted 535,000 common stock purchase options to consultants. The options have an exercise price of $0.85, the value of the Company’s stock on the date of grant per share and vest over periods not exceeding 4 years. The fair value of the options at the date of grant was estimated at $28,354 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 0%, (3) risk-free interest rate of 3.25%, and (4) expected life of 2 years. This initial estimate of fair value will be expensed over the option vesting period. In addition to this initial estimate of fair value, the Company calculates additional periodic expense based upon options which vest during the period. This amount, plus amortization of initial fair value, resulted in a total charge of $293,587 in the twelve months ended December 31, 2005.

Aggregate option activity for the 2004 Plan and 2005 Plan is as follows:

	Shares Available For Grant	Stock Options Outstanding	Price per share	Weighted Average Exercise Price	Weighted Average Life Remaining
Balance at December 31, 2004	208,000	3,893,161	$0.05—$0.25	$0.12	8.6 years
Additional shares authorized	9,000,000	—	—	—
Options granted	(7,808,335)	7,808,335	$0.85	$1.04	9.0 years
Options granted	(1,164,500)	1,164,500	$2.00—$2.50	$2.29	9.3 years
Stock awards granted	(2,813)	2,813	—	—	—
Options exercised	—	(100,000)	$0.05	$0.05	—
Options exercised	—	(12,083)	$0.85	$0.85	—
Options forfeited	52,917	(52,917)	$0.85	$0.85	—
Balance at December 31, 2005	285,269	12,703,809	$0.05—$2.48	$0.76	8.9 years

Balance at December 31, 2005	285,269	12,703,809	$0.05—$2.48	$0.76	8.9 years
Additional shares authorized	1,172,035	—	—	—
Options granted	(230,000)	230,000	$2.04	$2.04	9.0 years
Options granted	(235,000)	235,000	$.65	$.65	9.0 years
Options granted	(90,000)	90,000	$.35	$.35	10.0 years
Options granted	(60,000)	60,000	$.75	$.75	10.0 years
Options exercised	—	(20,000)	$0.85	$0.85	—
Options exercised	—	(6,000)	$0.85	$0.85	—
Options forfeited	415,833	(415,833)	$.85 -2.20	$1.50	9.0 years
Stock awards	(780,000)	780,000	—	$—	—
Balance at December 31, 2006	478,137	13,656,976	$0.05 - 2.48	$0.71	8.2 years

As of December 31, 2006 and December 31, 2005, there were 7,503,665 and 6,320,961 exercisable options outstanding at a weighted average exercise price per share of $0.61 and $0.57, respectively, and with a weighted average life of 8.40 years and 9.02 years respectively. During the period, 415,833 options were forfeited. Options exercised during the period had no intrinsic value. The aggregate intrinsic value of all options vested and expected to vest is approximately $1.2 million. All fully vested options in the Company are exercisable.

Options exercised during the period had no intrinsic value. The aggregate intrinsic value of all options vested and expected to vest is approximately $1.2 million. All fully vested options in the Company are exercisable.

The fair value of all options vested during the years ended December 2005 and 2006 was $505,180 and $522,516 respectively.

The following table illustrates the effect on net income and earnings per share for the period ended December 31, 2005 if the Company had applied the fair value recognition provisions of FAS 123 to options granted under the company’s stock option plans in all periods presented. For purposes of this pro forma disclosure, the value of the options is estimated using a Black Scholes calculation and amortized to expense over the options’ vesting periods.

For the year Ended December 31, 2005
Net loss as reported	$(9,393,778)
Current period expense calculated under APB 25	—
Stock compensation calculated under FAS 123	(495,048)
Pro forma net loss	$(9,888,826)
Basic and diluted historical loss per share	$(0.43)
Pro forma basic and diluted loss per share	$(0.45)

The above pro forma disclosure is provided for 2005 because employee stock options were not accounted for using the fair-value method during that period.

For the twelve months ended December 31, 2006, a charge of approximately $180,000 was recorded through results of operations as Research and Development expense related to share based compensation. For the twelve months ended December 31, 2006, a charge of approximately $169,000 was recorded through results of operations as General and Administrative expense related to share based compensation. These amounts were calculated using a pre-vesting forfeiture rate of 13%, based on historical employee turnover and forfeiture data.

A summary of the status of unvested employee stock options as of December 31, 2006 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2005	5,489,041	$0.19
Granted	615,000	$0.71
Vested	(2,271,810)	$0.23
Forfeited	(415,833)	$0.51
Unvested at December 31, 2006	3,416,398	$0.22

As of December 31, 2006, the total remaining unrecognized compensation cost related to unvested stock options amounted to $920,000 which will be amortized over the weighted-average remaining requisite service period of four years.

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

We analyzed the $600,000 of convertible promissory notes payable and related warrants issued by the Company in connection with this settlement, and determined that the warrants should be recorded as free standing warrant derivative liabilities, and the conversion option and anti-dilution provisions represent embedded derivative instruments under the provisions of FAS 133. Accordingly, we separately valued these instruments and recorded discounts offsetting Notes Payable—Other.

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

In September 2006, the Company received notice of exercise of the warrants issued as part of the Settlement Agreement noted above. In accordance with anti-dilution provisions in the warrant and the issuance of 2006 convertible debentures described in Note 5, the exercise resulted in issuance of approximately 3,200,000 shares of common stock. The warrants were adjusted to their fair value at September 5, 2006 of approximately $185,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 175%, (3) risk-free interest rate of 4.71%, and (4) expected remaining life of 2.6 years. This resulted in an increase in the fair value of the warrant liability of approximately $18,000 which was recorded through results of operations as a debit to Adjustment to Fair Value of Derivatives.

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

During 2004, we entered into license agreements with two parties as licensor, the terms of which provide for the initial payment of the license fee through an aggregate of six promissory notes totaling $1,400,000. The notes mature as follows: $333,333 on December 1, 2005; $666,667 on December 1, 2006; and $400,000 on June 1, 2007. There is no stated interest rate for $1,000,000 of notes, the remaining $400,000 bear interest at 10% per year, but only if the notes are not paid at maturity. Because of the uncertainty of the ultimate collection of the principal amount of the notes, they have not been recorded in the financial statements and will not be recorded until their collectibility is reasonable assured.

The Company entered into a lease for office and laboratory space in Massachusetts commencing December, 2004 and expiring April, 2010 and for office space in California commencing November, 2005 and expiring May 2008. Annual minimum lease payments are as follows:

2007	568,509
2008	386,311
2009	246,146
2010	83,400
Total	1,284,366

During 2005, the Company entered into a lease for laboratory equipment commencing November 29, 2005 and expiring May 31, 2008. Annual minimum lease payments are as follows:

2007	87,964
2008	36,655
124,619
Imputed interest	(15,054)
Net asset value	109,565
Less current portion	(77,594)
Long-term commitment under capital lease	$31,971

Rent expense recorded in the financial statements for the years ended December 31, 2006 and 2005 was $1,387,155 and $461,155, respectively.

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

On August  30, 2006, the Company entered into a License and Settlement Agreement between the Company, UMass and Start Licensing, Inc. (“Start”) relating to the settlement of the patent interference actions most recently described above (“Geron-Related Proceedings”). The terms of the License and Settlement Agreement include an initial payment to the Company of $500,000 and milestone payments to the Company of up to $750,000. In addition, Start, Geron Corporation and Roslin Institute (“Roslin”) each agree not to sue the Company under certain patent applications owned by Roslin. In exchange, the Company and the University agreed to dismiss their appeal in the Geron-Related Proceedings with prejudice, transfer control of related University patents to Start and pay certain legal fees. Under the terms of the settlement agreement, the Company retained its rights under the University patents in the human field.

15.          INCOME TAXES

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”. FAS No. 109 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carryforwards. The Company has available at December 31, 2006, operating loss carryforwards of approximately $43,000,000, which may be applied against future taxable income and which expire in various years through 2024. At December 31, 2005, the company had operating loss carryforwards of approximately $23,000,000. The increase in carryforwards for the year ended December 31, 2006 is approximately $20,000,000. If certain substantial changes in the Company’s ownership should occur, there will be an annual limitation on the amount of net operating loss carryforwards which can be utilized.

The amount of and ultimate realization of the benefits from the operating loss carryforwards for income tax purposes is dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined. Because of the uncertainty surrounding the realization of the loss carryforwards, the Company has established a valuation allowance equal to the tax effect of the loss carryforwards and, therefore, no deferred tax asset has been recognized for the loss carryforwards. A reconciliation of the statutory Federal income tax rate and the effective income tax rate for the years ended December 31, 2006 and 2005 follows:

	December 31, 2006	December 31, 2005
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	(6)%	(8)%
Non-deductible items	10%	0%
Valuation allowance	32%	43%
Effective income tax rate	0%	0%

Significant components of deferred tax assets and liabilities are as follows:

	December 31, 2006	December 31, 2005
Deferred tax assets/(liabilities)
Net operating loss carryforwards	$17,200,000	$8,050,000
Deferred interest and finance charges	40,000	51,100
Bad debts	161,200	141,050
Deferred tax assets, net	17,401,200	8,242,150
Valuation allowance	(17,401,200)	(8,242,150)
Net deferred tax assets	$—	$—

16.          GAIN ON SALE OF ASSET

In May 2006, the Company sold a minority interest it owned in an entity for cash proceeds of approximately $767,000, resulting in a Gain on Sale of Asset as the Company had no asset value recorded for its investment. As part of this sale, the Company entered into a series of agreements that resolved certain legal matters.

17.          SUBSEQUENT EVENTS

In January 2007, the Company issued 35,909 common shares to a director in payment for board fees.

In January 2007, the Company made its monthly redemptions of convertible debentures described in Note 6. The terms of the agreement provide for payment in cash, or company stock under certain circumstances. In connection with the January redemptions, the Company paid cash of approximately $135,000 and issued approximately 1,120,000 shares of common stock and redeemed approximately $740,000 in Notes Payable.

In February 2007, the Company made its monthly redemptions of convertible debentures described in Note 6. The terms of the 2005 Debenture Financing Amendment described below provide for payment in cash, or company stock at the Company’s discretion. In connection with the February redemptions, the Company paid no cash and issued approximately 806,000 shares of common stock and redeemed approximately $600,000 in Notes Payable.

In March 2007, the Company made its monthly redemptions of convertible debentures described in Note 6. The terms of the 2005 Debenture Financing Amendment described below provide for payment in cash, or company stock at the Company’s discretion. In connection with the March redemptions, the Company paid no cash and issued approximately 744,000 shares of common stock and redeemed approximately $521,000 in Notes Payable.

At December 31, 2006, approximately 55,000 of the shares related to the January redemption had been preliminarily issued by the transfer agent in accordance with the terms of the debenture agreement. Such shares are not reflected as issued and outstanding by the company prior to finalizing share and cash payments in connection with the redemption in January 2007.

In January 2007, the Company announced an amendment to the Company’s Amortizing Convertible Debentures and Common Stock Purchase Warrants issued under the Securities Purchase Agreement dated as of September 15, 2005 (“2005 Debenture Financing”) and to the Company’s Amortizing Convertible Debentures and Common Stock Purchase Warrants issued under the Securities Purchase Agreement dated as of August 30, 2006 (“2006 Debenture Financing”). The amendments contain the basic terms described below.

2005 Debenture Financing Amendment.   The transaction documents associated with the 2005 Debenture Financing are amended in the following material respects:

•       The conversion price of the debentures has been reset to $0.90.

•       The exercise price of the warrants has been reset to $0.95.

•       The debentures have been amended to give the Company the right to pay mandatory monthly redemptions in registered shares (or shares of Common Stock eligible for immediate resale under Rule 144) or cash, in the Company’s discretion.

•       The Registration Rights Agreement has been amended so as to limit the number of shares of Common Stock required to be registered to an amount not in excess of the limits imposed by the Securities and Exchange Commission’s application of Rule 415.

2006 Debenture Financing Amendment.   The transaction documents associated with the 2006 Debenture Financing will be amended in the following respects:

•       The commencement of monthly redemptions has been deferred until September 7, 2007.

•       The Company has been authorized to withdraw its pending Registration Statement, subject to satisfaction of the provisions of the amended Registration Rights Agreement described immediately below.

•       The Registration Rights Agreement has been amended as follows: (a) to require the filing of an initial Registration Statement by the later of the 10th trading day following the effective date of the Amendment, or January 19, 2007; (b) the number of shares of Common Stock required to be registered is limited to an amount not in excess of the limits imposed by the Securities and Exchange Commission’s application of Rule 415.

•       The Company has covenanted to limit cash expenditures to an amount not in excess of $1.3 million per calendar month, subject to certain specified exceptions.

On February 5, 2007, the Company entered into a certain Patent Assignment Agreement with Infigen, Inc. with respect to the acquisition of all of the intellectual property portfolio and assets owned by Infigen, Inc. The Company acquired 26 patents and patent applications in exchange for consideration with a total value of $708,000, $100,000 of which was paid in cash and the remaining $608,000 was paid with the issuance of 800,000 shares of ‘restricted’ common stock of the Company at a per share price equal to $0.76 (the closing price on February 5, 2007). The intellectual property portfolio was transferred to the Company on an ‘as is’ basis.

On February 5, 2007, the Company entered into a Research Services Agreement with Oregon Health & Science University (OHSU). Under the terms of the research agreement, OHSU and the Company will collaborate on an evaluation of the functionality of the Company’s human embryonic derived retinal pigment epithelium (RPE) cells.  The Company will pay OHSU aggregate consideration of $345,328 in accordance with the budgets set forth in the research agreement. Fifty percent of the fees are due and payable within 30 days from execution of the research agreement and the remaining fifty percent will be payable within 120 days from the execution of the research agreement.

On February 5, 2007, we entered into an employment agreement with Pedro Huertas, M.D., Ph.D., our Chief Development Officer. Dr. Huertas was most recently Chief Strategy and Development Officer at Amicus Therapeutics Inc., where his duties included oversight of preclinical and clinical development activities, R&D and product development. He also served as acting Chief Medical Officer at Stemcells Inc., where he designed stem cell-based therapeutics initiatives, and handled regulatory affairs, including the successful filing of an Investigational New Drug (IND) application and other interactions with the

FDA. Dr. Huertas also served as Chief Medical Officer for Novazyme which was acquired and prior to that served as a Director of Strategic Development at Genzyme Corporation.

The employment agreement with Dr. Huertas  provides for annual compensation of $290,000. The agreement provides for an annual bonus as determined by our Chief Executive Officer and our Board of Directors. Dr. Huertas was awarded 1,300,000 stock options under the 2005 Stock Incentive Plan, 10% of which vested upon grant with the remainder vesting in equal monthly installments over 48 months. Dr. Huertas shall receive a monthly automobile allowance of $1,000. In the event of a change of control of us, 50% of any unvested options held by Dr. Huertas will become vested. In the event Dr. Huertas’ employment is terminated without cause by us or for good reason by Dr. Huertas, he is entitled to a lump sum severance payment equal to twelve months’ base salary, accelerated vesting of 100% of his unvested stock options, and reimbursed cost of medical coverage for a period of twelve months. In the event Dr. Huertas is terminated without cause following a change of control, he is entitled to a lump sum severance payment equal to twelve months’ base salary and accelerated vesting of 100% of any unvested stock options. Dr. Huertas’ agreement contains non-solicitation, confidentiality and non-competition covenants. The agreement may be terminated by either party with or without cause with thirty days’ written notice.

ITEM 8.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

ITEM 8A.        CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal year covered by this annual report on Form 10-KSB. Based on such evaluation, our principal executive officer has concluded that such disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

(b)   Changes in internal controls. There were no changes in the Company’s internal controls over financial reporting, known to the chief executive officer or the principal accounting officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management’s assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

ITEM 8B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 9.                DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, key employees and directors are described below. There are no family relationships among our executive officers or directors.

Name	Age	Position
Michael D. West, Ph.D.	53	President, Chief Scientific Officer and Member of the Board of Directors
William M. Caldwell, IV	58	Chief Executive Officer and Chairman of the Board of Directors
Robert P. Lanza, M.D.	50	Vice President of Medical and Scientific Development
Jonathan F. Atzen	42	Senior Vice President, General Counsel and Secretary
Robert W. Peabody	52	Vice President of Grant Administration
Ivan Wolkind	39	Vice President of Finance and Chief Accounting Officer
Pedro Huertas, M.D., Ph.D.	52	Chief Development Officer
Alan C. Shapiro, Ph.D.	60	Member of the Board of Directors
Erkki Ruoslahti, M.D., Ph.D.	67	Member of the Board of Directors
Alan G. Walton, Ph.D., D.Sc.	70	Member of the Board of Directors

Michael D. West, Ph.D. is our President, Chief Scientific Officer, and a member of our Board of Directors. Dr. West has extensive academic and business experience in age-related degenerative diseases, telomerase molecular biology and human embryonic stem cell research and development. Before joining ACT in 1998, Dr. West founded Geron Corporation, and from 1990 to 1998 served as a Director and senior executive officer of Geron, where he initiated and managed programs in telomerase diagnostics, telomerase inhibition, telomerase-mediated therapy and human embryonic stem cell research. After leaving Geron, Dr. West co-founded and served as Chairman of Origen Therapeutics, a company focused on the development of avian transgenic technologies. He is the inventor of patents assigned to the University of Texas Southwestern Medical Center at Dallas licensed to Geron Corporation relating to telomere biology. Dr. West receives royalties from the license of these patents. In 1999, Dr. West formed ACT Group for the purpose of acquiring a controlling interest in ACT. Dr. West received a B.S. Degree from Renselaer Polytechnic Institute in 1976, an M.S. Degree in Biology from Andrews University in 1982 and a Ph.D. from Baylor College of Medicine in 1989. Dr. West is also a director of Biotime, Inc., a reporting company, and a director of the Life Extension Foundation, and the privately held company BioMarker Pharmaceuticals, Inc. Dr. West is not an officer or director of any other reporting company.

William M. Caldwell, IV is our Chief Executive Officer and Chairman of our Board of Directors. He has a 30-year management career working with emerging technologies and restructuring distressed corporate environments. During his career he has served in senior executive positions both in marketing and finance. He has worked with Booz Allen and Hamilton; the Flying Tiger Line Inc.; Van Vorst Industries; and Kidder Peabody. He started a firm specializing in strategy and financial planning which was instrumental in restructuring over $1.0 billion of debt for over twenty companies and partnerships. He was a pioneer in the satellite radio auctions as President of Digital Satellite Broadcasting Corporation; assisted in the financing and became President and ultimately CEO in the restructuring of CAIS Internet, and has advised corporations, both public and private, in technology, telecommunications, retailing, real estate, hospitality, publishing, and transportation. He received his B.A. degree from the University of Southern California and was a Multinational Enterprise Fellow at the Wharton School of Finance. He serves as a director of Lee Pharmaceuticals and King Koil Franchising Corp. Mr. Caldwell is not an officer or director of any other reporting company.

Robert P. Lanza, M.D. is our Vice President of Medical and Scientific Development. Dr. Lanza has over 20 years of research and industrial experience in the areas of tissue engineering and transplantation medicine. Before joining ACT in 1998, from 1990 to 1998, Dr. Lanza was Director of Transplantation Biology at BioHybrid Technologies, Inc., where he oversaw that company’s xenotransplantation and bioartificial pancreas programs. He has edited or authored sixteen books, including Principles of Tissue Engineering (2d ed. co-edited with R. Langer and J. Vacante), Yearbook of Cell and Tissue Transplantation, One World The Health & Survival of the Human Species in the Twenty-First Century, and Xeno: The Promise of Transplanting Animal Organs into Humans (co-authored with D.K.C. Cooper). Dr. Lanza received his B.A. and M.D. Degrees from the University of Pennsylvania, where he was both a University Scholar and Benjamin Franklin Scholar. Dr. Lanza is not an officer or director of any other reporting company.

Jonathan F. Atzen is our Senior Vice President and General Counsel. Mr. Atzen joined the Company in 2005. Prior to joining the Company, Mr. Atzen was an attorney at Heller Ehrman/Venture Law Group LLP and worked as a corporate/securities attorney for other large international law firms including Brobeck, Phleger & Harrison LLP and Morrison & Foerster LLP. His corporate practice has focused on the representation of emerging growth and established technology companies in such industries as life sciences, semiconductors, wireless communications, software and alternative energy technologies. Mr. Atzen has provided general corporate counsel to public companies with respect to securities offerings including initial public offerings, secondary offerings, PIPEs and spin-offs, and reporting and compliance matters under the Securities Exchange Act of 1934. Mr. Atzen also has experience in public and private company mergers and acquisitions. He received his B.A. degree in economics from the University of California at Santa Barbara and his J.D. from Loyola Law School. Mr. Atzen is a director of Genesis Bioventures, Inc., a reporting company.

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

Ivan Wolkind is our Vice President of Finance and Chief Accounting Officer. Prior to joining the Company in March, 2005, Mr. Wolkind served as the Executive Vice President of Finance and Chief Financial Officer for Eyematic, a technology company providing software solutions for delivering animated content to cell phones. Between 1999 and July, 2001, Mr. Wolkind was the Chief Financial Officer for eLease, a company providing software solutions and back-end automation for the capital equipment leasing market. Prior to his appointment at eLease, Mr. Wolkind served as the Vice President of Finance for Ventro Corporation, where he was instrumental in the raising of capital in the company’s initial public offering and subsequent debt offerings. Before his tenure at Ventro Corporation, Mr. Wolkind served as the Vice President of Finance at Onsale, Inc., a publicly traded Internet auction company. Prior to joining Onsale, he held key finance positions at two other companies after leaving KPMG, where he had worked in the financial services and banking audit group. Mr. Wolkind qualified as a Chartered Accountant in the United Kingdom. Mr. Wolkind is not an officer or director of any other reporting company.

Pedro Huertas, M.D., Ph.D. is our Chief Development Officer. Prior to joining the Company in February 2007, Dr. Huertas was Chief Strategy and Development Officer at Amicus Therapeutics Inc.,

where his duties included oversight of preclinical and clinical development activities, R&D and product development. He served as acting Chief Medical Officer at Stemcells Inc., where he designed stem cell-based therapeutics initiatives, and handled regulatory affairs, including the successful filing of an Investigational New Drug (IND) application and other interactions with the FDA. Dr. Huertas also served as Chief Medical Officer for Novazyme which was acquired and prior to that served as a Director of Strategic Development at Genzyme Corporation.

Alan C. Shapiro, Ph.D. is a member of our Board of Directors. He adds more than 30 years’ experience in corporate and international financial management to Advanced Cell Technology. Dr. Shapiro is currently the Ivadelle and Theodore Johnson Professor of Banking and Finance at the Marshall School of Business, University of Southern California, where he previously served as the Chairman of the Department of Finance and Business Economics, Marshall School of Business. Prior to joining the University of Southern California, Dr. Shapiro taught as an Assistant Professor at the University of Pennsylvania, Wharton School of Business, and has been a visiting professor at Yale University, UCLA, the Stockholm School of Economics, University of British Columbia, and the U.S. Naval Academy. Dr. Shapiro has published over 50 articles in such academic and professional journals as the Journal of Finance, Harvard Business Review, and the Journal of Business, among many others. He frequently serves as an expert witness in cases involving valuation, economic damages, international finance, takeovers, and transfer financing through Trident Consulting Group LLC. He received his B.A. in Mathematics from Rice University, and a Ph.D. in Economics from Carnegie Mellon University. Dr. Shapiro is a trustee of Pacific Corporate Group’s Private Equity Fund and also serves as a director of Remington Oil and Gas Corporation, a reporting company traded on the New York Stock Exchange.

Erkki Ruoslahti, M.D., Ph.D. has served as a director since November 2005. Dr. Ruoslahti joined The Burnham Institute in 1979 and served as its President from 1989 to 2002. Dr. Ruoslahti is the recipient of the 2005 Japan Prize for his work in cell biology. Dr. Ruoslahti’s other honors include the Gairdner Prize, and membership in the U.S. National Academy of Sciences, Institute of Medicine, and American Academy of Arts and Sciences. He is a Knight of the Order of the White Rose of Finland. Dr. Ruoslahti earned his M.D. and Ph.D. from the University of Helsinki in Finland. After postdoctoral training at the California Institute of Technology, he held various academic appointments in Finland and at City of Hope National Medical Center in Duarte, California. Dr. Ruoslahti’s research has been the basis of several drugs currently on the market or in clinical trials. He has been a founder and director of several biotechnology companies. Mr. Ruoslahti is not an officer or director of any other reporting company.

Alan G. Walton, Ph.D., D.Sc. has served as a director since November 2005. Since 1987, Dr. Walton has been a general partner of Oxford Bioscience Partners, a venture capital firm investing in life sciences enterprises. Prior to joining Oxford Bioscience Partners, Dr. Walton was President and Chief Executive Officer of University Genetics Co. Dr. Walton serves on the board of directors of Alexandria Real Estate Equities, Inc., Acadia Pharmaceuticals, Inc., and Avalon Pharmaceuticals, Inc. He previously has served as the Chairman of the Board of Directors or as a Director for numerous private and public biotechnology companies, including Human Genome Sciences and Gene Logic Inc. He was a professor at Case Western Reserve University and Harvard Medical School from 1961 to 1981 and a member of President Carter’s Science Advisory Committee from 1976 to 1977. Dr. Walton holds a Ph.D. in Physical Chemistry, a D.Sc. in Biological Chemistry and a B.S. in Chemistry, each from the University of Nottingham and in 2005 received an honorary LLD degree in recognition of his lifetime achievement in life sciences, also from the University of Nottingham. Dr. Walton has also been awarded an Adjunct Professorship from Case Western Reserve University.

CORPORATE GOVERNANCE

General

We believe that good corporate governance is important to ensure that Advanced Cell Technology, Inc. is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

Board of Directors Meetings and Attendance

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our company and, in doing so, serve the best interests of the company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder election, directors. It reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources. Our Board of Directors also participates in decisions that have a potential major economic impact on our company. Management keeps the directors informed of company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

We have no formal policy regarding director attendance at the annual meeting of stockholders, although all directors are expected to attend the annual meeting of stockholders if they are able to do so. The Board of Directors held eight meetings in 2006, three of which were telephonic. All five board members were present, either by person or on the telephone in the case of the telephonic meetings, at all eight meetings.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met four times during 2006. The Compensation Committee met four times during 2006. The Nominating Committee did not meet during 2006.

Audit Committee

The Audit Committee’s responsibilities include:

•       Monitoring the integrity of the Company’s financial reporting process and systems of internal controls regarding finance, accounting and legal compliance.

•       Monitoring the independence and performance of the Company’s internal and independent auditors.

•       Monitoring compliance by the Company with legal and regulatory requirements.

•       Facilitating open communication among the Company’s independent auditors, internal auditors, employees, management, and the Board.

Dr. Shapiro, Dr. Walton, and Dr. Ruoslahti serve on our Audit Committee. Dr. Shapiro serves as chair of the Audit Committee. The Board of Directors has determined that Dr. Shapiro is an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B. The Board has determined that

Dr. Shapiro meets the additional independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

Compensation Committee

The Compensation Committee’s responsibilities include:

•       reviewing and recommending approval of the compensation of our executive officers;

•       overseeing the evaluation of our senior executives;

•       reviewing and making recommendations to the Board of Directors regarding incentive compensation and equity-based plans;

•       administering our stock incentive plans; and

•       reviewing and making recommendations to the Board of Directors regarding director compensation.

The members of the Compensation Committee are Dr. Shapiro, Dr. Walton, Dr. Ruoslahti and William M. Caldwell, IV.

Nominating Committee

The Nominating Committee’s responsibilities include:

•       identifying individuals qualified to become board members;

•       recommending to the Board the persons to be nominated for election as directors and to each of the board’s committees;

•       reviewing and making recommendations to the Board with respect to senior management succession planning; and

•       overseeing an annual evaluation of the Board.

The members of the Nominating Committee are Dr. Shapiro, Dr. Walton, and Dr. Ruoslahti.

Director Candidates

The process followed by the Nominating Committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating Committee and the Board.

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating Committee applies certain criteria, including

•       the candidate’s honesty, integrity and commitment to high ethical standards,

•       demonstrated financial and business expertise and experience,

•       understanding of our company, its business and its industry,

•       actual or potential conflicts of interest, and

•       the ability to act in the interests of all stockholders.

The Nominating Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities.

The Nominating Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than 5% of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating Committee, c/o Corporate Secretary, Advanced Cell Technology, Inc., 1201 Harbor Bay Parkway, Alameda, CA 94502. Assuming that appropriate biographical and background material have been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Communicating with the Directors

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. The chair of the Audit Committee is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the other directors as he considers appropriate.

Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that the chair of the Audit Committee considers to be important for the directors to know. In general, communications relating to corporate governance and corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications.

Stockholders who wish to send communications on any topic to the Board should address such communications to the Board of Directors, c/o Corporate Secretary, Advanced Cell Technology, Inc., 1201 Harbor Bay Parkway, Alameda, CA 94502. You should indicate on your correspondence that you are an Advanced Cell Technology, Inc. stockholder.

Anyone may express concerns regarding questionable accounting or auditing matters or complaints regarding accounting, internal accounting controls or auditing matters to the Audit Committee by calling (508) 756-1212. Messages to the Audit Committee will be received by the chair of the Audit Committee and our Corporate Secretary. You may report your concern anonymously or confidentially.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company’s knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2006, all Reporting Persons timely complied with all applicable filing requirements except as follows: Alan Shapiro was late in filing three reports concerning seven transactions. Erkki Ruoslahti and Alan Walton were each late in filing one report concerning two transactions. Robert Lanza, Jonathan Atzen, and Ivan Wolkind were each late in filing one report concerning one transaction. These individuals subsequently filed their delinquent Forms.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our code of business conduct and ethics is available on our website at www.advancedcell.com under “Investors—Corporate Governance.”  We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or OTCBB listing standards concerning any amendment to, or waiver from, our code of business conduct and ethics.

ITEM 10.         EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to our named executive officers for the two years ended December 31, 2006 and 2005:

Summary Compensation Table

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
William M. Caldwell, IV,	2006	283,654	100,000	—	40,544	15,000	(1)	439,198
Chief Executive Officer and Chairman of the Board of Directors	2005	241,333	125,000	—	40,544	—		406,877
Michael D. West, Ph.D.,	2006	264,422	65,000	—	56,459	5,058	(2)	390,939
President, Chief Scientific Officer and Member of the Board of Directors	2005	246,745	90,000	—	92,948	5,934	(2)	435,627
Robert P. Lanza, M.D.,	2006	235,577	145,000	35,005	8,877	4,523	(2)	428,982
Vice President of Medical & Scientific Development	2005	292,593	51,638	—	27,122	6,485	(2)	377,838
James G. Stewart,	2006	173,268	40,000	—	32,627	69,903	(3)	315,798
Sr. Vice President and Chief Financial Officer(4)	2005	175,458	80,000	—	92,666	4,309	(2)	352,433
Ivan Wolkind,	2006	163,846	20,000	35,005	35,947	3,162	(2)	257,960
Vice President of Finance and Chief Accounting Officer(5)	2005	69,027	—	—	14,978	25,924	(6)	109,929
Jonathan F. Atzen,	2006	254,807	90,000	71,894	6,391	16,877	(7)	439,969
Sr. Vice President, General Counsel and Secretary	2005	154,921	80,000	—	6,391	9,000	(8)	250,312

Please see the assumptions relating to the valuation of our stock option awards which are contained in Notes to our unaudited and audited Financial Statements contained in this annual report on Form 10-KSB.

(1)          This amount represents a “gross-up tax” reimbursement relating to a portion of the bonus paid to Mr. Caldwell.

(2)          Represents contributions made by the Company with respect to the Company’s 401(k) plan.

(3)          This amount represents $3,653 in contributions made by the Company with respect to the Company’s 401(k) Plan and $66,249 paid to Mr. Stewart in connection with consulting services provided to the Company following his resignation.

(4)          Effective as of August 17, 2006, Mr. Stewart resigned as Chief Financial Officer and terminated his employment arrangement with the Company.

(5)          Mr. Wolkind became employed as the Company’s Vice President of Finance and Chief Accounting Officer in September, 2006.

(6)          Represents $25,000 in payments made to Mr. Wolkind in connection with consulting services provided to the Company in 2005 and $924 in contributions made by the Company with respect to the Company’s 401(k) Plan.

(7)          Represents $12,000 in payments made to Mr. Atzen as part of his $1,000 monthly car allowance and $4,877 in contributions made by the Company with respect to the Company’s 401(k) Plan.

(8)          Represents payments made to Mr. Atzen as part of his $1,000 monthly car allowance.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreement with Michael D. West, Ph.D.   On December 31, 2004, we entered into an employment agreement with our President and Chief Scientific Officer, Dr. West. The agreement provides for annual compensation in the amount of $200,000 increasing to $250,000 upon the completion of an equity financing that results in increased financing to us of at least $10 million, and an annual bonus of $50,000 until Dr. West’s salary reaches $250,000, after which any bonus shall be paid at the discretion of the Board of Directors. Pursuant to his agreement, Dr. West received 3,180,223 stock options under the 2005 Stock Plan, which vest in equal monthly installments over 48 months. In the event of a change of control of us, 50% of any unvested options held by Dr. West will become vested. The agreement provides for severance in the event of termination without cause in the amount of twelve months’ base salary and accelerated vesting of 50% of any unvested options. In the event of termination without cause following a change of control, Dr. West is entitled to receive a lump sum severance equal to twelve months’ base salary and accelerated vesting of 100% of any unvested options.

Dr. West’s agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Dr. West assign all invention and intellectual property rights to us. The agreement may be terminated by either party with or without cause with thirty days’ written notice.

Employment Agreement with William M. Caldwell, IV.   On December 31, 2004, we entered into an employment agreement with William M. Caldwell, IV, our Chief Executive Officer. The agreement provides for annual compensation in the amount of $200,000, increasing to $250,000 upon the completion of an equity financing that results in increased financing to us of at least $10 million, and an annual bonus of $50,000 until Mr. Caldwell’s salary reaches $250,000, after which any bonus shall paid be at the discretion of the Board of Directors. We have also agreed to reimburse Mr. Caldwell for certain commuting expenses through June 2005 and relocation expenses after June 2005. Pursuant to his agreement, Mr. Caldwell received 1,903,112 options under the 2005 Stock Plan, 25% of which vested upon grant with the remainder vesting in equal monthly installments over 30 months. In the event of a change of control of us, 50% of any unvested options held by Mr. Caldwell will become vested. The agreement provides for severance in the amount of six months’ salary in the event Mr. Caldwell’s employment is terminated without cause and accelerated vesting of 50% of any unvested options. In the event Mr. Caldwell’s employment is terminated without cause following a change of control, he is entitled to a lump sum severance payment equal to six months’ base salary and accelerated vesting of 100% of any unvested stock options.

Mr. Caldwell’s agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Caldwell assign all invention and intellectual property rights to us. The agreement may be terminated by either party with or without cause with thirty days’ written notice.

Employment Agreement with Robert P. Lanza, M.D.   On February 1, 2005, we entered into an employment agreement with Robert P. Lanza, M.D., our Vice President of Medical and Scientific Development. The agreement provides for annual compensation in the amount of $215,000, plus a performance-based bonus of $35,000 for fiscal year 2005 upon the achievement of certain milestones established by the Chief Scientific Officer. Dr. Lanza received 500,000 stock options under the 2005 Stock Plan, which vest in equal monthly installments over 48 months. In addition, on September 16, 2005, Dr. Lanza was awarded 250,000 options that were immediately vested. In the event Dr. Lanza’s employment is terminated following a change of control, 100% of any unvested options will become vested. In the event Dr. Lanza continues in the employment of a successor company following a change of control, the vesting of Dr. Lanza’s unvested options will be accelerated by one year. Dr. Lanza’s agreement provides for severance in the amount of twelve months’ salary following termination of employment (1) as a result of disability, (2) without cause, (3) by Dr. Lanza following a material change in duties or a material breach by us, or (4) as a result of a change of control.

Dr. Lanza’s agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Dr. Lanza assign all invention and intellectual property rights to us. The term of the agreement expires February 1, 2009, which may be renewed by the parties in writing.

Employment Agreement with Robert W. Peabody.   On February 1, 2005, we entered into an employment agreement with Robert W. Peabody, our Vice President of Grant Administration. The agreement provides for annual compensation in the amount of $150,000, increasing to $195,000 upon the earlier of the completion of an equity financing that results in increased financing to us of at least $10 million or the receipt of $5 million in grants awards. The agreement provides for an annual bonus as determined by our Chief Executive Officer and our Board of Directors; provided, however, that Mr. Peabody is entitled to an annualized prorated portion of $45,000 in the event we secure $10 million in increased financing or $5 million in grants. Pursuant to his agreement, Mr. Peabody received 400,000 options under the 2005 Stock Plan, which vest in equal monthly installments over 48 months. In the event of a change of control of us, 50% of any unvested options will become vested. The agreement provides for severance in the amount of six months’ salary in the event Mr. Peabody’s employment is terminated without cause and accelerated vesting of 50% of any unvested options. In the event Mr. Peabody’s employment is terminated without cause following a change of control, he is entitled to a lump sum severance payment equal to six months’ base salary and accelerated vesting of 100% of any unvested stock options.

Mr. Peabody’s agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Peabody assign all invention and intellectual property rights to us. The agreement may be terminated by either party with or without cause with thirty days’ written notice.

Employment Agreement with James G. Stewart.   On March 13, 2005, we entered into an employment agreement with James G. Stewart, our Senior Vice President and Chief Financial Officer. Effective as of August 17, 2006, Mr. Stewart resigned as Chief Financial Officer and terminated his employment arrangement with the Company. In connection with Mr. Stewart’s resignation, we entered into a ninety day consulting agreement with Mr. Stewart which provides for monthly payments to Mr. Stewart in the amount of approximately $22,000.

Employment Agreement with Jonathan F. Atzen.   On April 1, 2005, we entered into an employment agreement with Jonathan F. Atzen, our Senior Vice President and General Counsel. The agreement provides for annual compensation of $195,000, increasing to $245,000 upon the completion of an equity financing that results in increased financing to us of at least $10 million. The agreement provides for an annual bonus as determined by our Chief Executive Officer and our Board of Directors. Mr. Atzen received a one-time advance of an annual bonus in the amount of $40,000. Mr. Atzen was awarded 400,000 stock options under the 2005 Stock Plan, 10% of which vested upon grant with the remainder vesting in equal monthly installments over 48 months. In the event of a change of control of us, 50% of any unvested options held by Mr. Atzen will become vested. In the event Mr. Atzen’s employment is terminated without cause by us or for good reason by Mr. Atzen, he is entitled to a lump sum severance payment equal to six months’ base salary, accelerated vesting of 50% of his unvested stock options, and reimbursed cost of medical coverage for a period of six months. In the event Mr. Atzen is terminated without cause following a change of control, he is entitled to a lump sum severance payment equal to six months’ base salary and accelerated vesting of 50% of any unvested stock options.

Mr. Atzen’s agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Atzen assign all invention and intellectual property rights to us. The agreement may be terminated by either party with or without cause with thirty days’ written notice.

Agreement with Ivan Wolkind.   On May 10, 2005, we entered into an agreement with Ivan Wolkind in connection with his hiring as VP Finance-Controller. The agreement initially provided for annual compensation of $150,000, which, effective as of October 1, 2006, was increased to $195,000 in connection with his appointment as our Vice President of Finance and Chief Accounting Officer. The agreement provides for annual bonuses as determined by our Chief Executive Officer, including the payment of a bonus in the amount of $30,000 upon certain performance milestones. Upon execution of the agreement, Mr. Wolkind was awarded 100,000 stock options under the 2005 Stock Plan, 6.25% of which vested upon grant with the remainder vesting in equal monthly installments over 45 months. In the event of a change of control of us, 100% of any unvested options held by Mr. Wolkind will become vested. In the event Mr. Wolkind’s employment is terminated without cause by us, he is entitled to a lump sum severance payment equal to six months’ base salary, and accelerated vesting of 50% of his unvested stock options.

Mr. Wolkind’s agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Mr. Wolkind assign all invention and intellectual property rights to us. The agreement may be terminated by either party with or without cause with thirty days’ written notice.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards
	Number of		Number of
	Securities		Securities
	Underlying		Underlying	Option
	Unexercised		Unexecuted	Exercise	Option
	Options (#)		Options (#)	Price	Expiration
Name	Exercisable		Unexercisable	($)	Date
William M. Caldwell, IV,	564,286	(1)	86,875	0.25	12/13/2014
Chief Executive Officer and Chairman of the Board of Directors	1,570,067	(2)	333,045	0.85	1/31/2015
Michael D. West, Ph.D.,	1,500,000	(3)	—	0.05	8/12/2014
President, Chief Scientific Officer and Member of the Board of Directors	1,590,112	(4)	1,590,112	0.85	1/31/2015
Robert P. Lanza, M.D.,	750,000	(5)	—	0.05	8/12/2014
Vice President of Medical & Scientific	239,583	(6)	260,417	0.85	1/31/2015
Development	250,000	(7)	—	2.20	9/15/2015
James G. Stewart,	154,583	(8)	—	0.85	1/31/2015
Sr. Vice President and Chief Financial Officer	52,083	(9)	—	2.20	9/15/2015
Ivan Wolkind,	41,667	(10)	58,333	2.48	8/1/2015
Vice President of Finance and Chief Accounting Officer
Jonathan F. Atzen,	212,500	(11)	187,500	0.85	1/31/2015
Sr. Vice President, General Counsel and Secretary

       (1) These options held by Mr. Caldwell vest as follows: 25% vested immediately upon grant with the remainder vesting in equal monthly installments over 30 months.

       (2) These options held by Mr. Caldwell vest as follows: 25% vested immediately upon grant with the remainder vesting in equal monthly installments over 30 months.

       (3) These options held by Dr. West vested in full as of December 31, 2006.

       (4) These options held by Dr. West vest in equal monthly installments over 48 months.

       (5) These options held by Dr. Lanza vested in full as of December 31, 2006.

       (6) These options held by Dr. Lanza vest in equal monthly installments over 48 months.

       (7) These options held by Dr. Lanza vested in full as of December 31, 2006.

       (8) Effective as of August 17, 2006, Mr. Stewart resigned as Chief Financial Officer and terminated his employment arrangement with the Company. Mr. Stewart’s unvested options as of the date of his resignation were canceled.

       (9) Mr. Stewart’s unvested options as of the date of his resignation were canceled.

(10) Mr. Wolkind’s options vest as follows: 6,250 vested immediately upon grant with the remainder vesting in equal monthly installments over 45 months.

(11) Mr. Atzen’s options vest as follows: 40,000 vested immediately upon grant with the remainder vesting in equal monthly installments over 48 months.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)	Total ($)
Alan C. Shapiro, Ph.D.	—	36,000	(1)	17,503	53,503
Alan G. Walton, Ph.D., D.Sc.	36,000	—		85,835	121,835
Erkki Ruoslahti, M.D., Ph.D.	36,000	—		85,835	121,835

(1)          This amount represents the fair market value of certain issuances of stock (at the time of issuance) to Dr. Shapiro in payment of fees earned in connection with his services as a member of the Board of Directors.

Director Compensation Arrangements

Non-executive members of the Company’s Board of Directors receive (1) a initial grant of 100,000 shares of common stock, (2) an annual grant of options to purchase 25,000 shares of common stock, (3) an annual retainer of $20,000 and (4) a cash payment for attendance at each board meeting in the amount of $1,500 for in-person meetings and $1,000 for telephonic meetings. Regarding members of the Company’s Audit Committee, the Chair receives a payment of $1,500 per meeting and the regular members receive $1,000 per meeting. With respect to the Company’s Compensation Committee and the Company’s Nominating and Corporate Governance Committee, the Chair receives a payment of $1,125 per meeting and the regular members receive $750 per meeting. Each director is entitled to receive payment of the directors’ fees in the form of shares of the Company’s Common Stock valued at 150% of the actual directors’ fees due and payable. The fee structure for the directors was established and approved by the Compensation Committee and ratified by the full Board of Directors.

ITEM 11.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2006. On such date, 39,276,624 shares of Common Stock were outstanding. Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our Common Stock. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

The following table sets forth information regarding beneficial ownership of our capital stock as of December 31, 2006 by:

•       each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock;

•       each of our directors and named executive officers; and

•       all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage
5% or Greater Stockholders:
ATP Capital LP(1)	2,705,614		6.9%
Anthem Ventures Fund, LP(2)	4,663,812		11.2%
Gary D. Aronson(3)	2,493,795		6.3%
Directors and Named Executive Officers
Michael D. West, Ph.D., President, Chief Scientific Officer, and Director	3,266,375	(4)	7.7%
William M. Caldwell, IV, Chief Executive Officer and Chairman of the Board of Directors	3,319,094	(5)	7.8%
Robert P. Lanza, M.D., Vice President of Medical & Scientific Development	1,360,425	(6)	3.4%
Robert Peabody, Vice President Grant Administration	471,118	(7)	1.2%
Jonathan F. Atzen, Sr. Vice President, General Counsel and Secretary	502,500	(8)	1.3%
Ivan Wolkind, Vice President of Finance and Chief Accounting Officer	143,744	(9)	*
James G. Stewart, Sr. Vice President and Chief Financial Officer	314,276	(10)	*
Alan C. Shapiro, Ph.D., Director	1,207,696	(11)	3.0%
Alan G. Walton, Ph.D., D.Sc., Director	100,000	(12)	*
Erkki Ruoslahti, M.D., Ph.D., Director	120,086	(13)	*
Directors and Executive Officers as a Group (10 persons)	10,805,314	(14)	22.0%

                 * Less than 1%

       (1) The address of ATP Capital LP is 60 East 42nd Street, Suite 3410, New York, NY 10165.

       (2) The address of Anthem Ventures Fund, LP is 225 Arizona Ave., Suite 200, Santa Monica, CA 90401. Includes (i) 2,156,123 shares issuable upon exercise of certain warrants and upon conversion of the debentures, and (ii) 157,747 shares owned by certain of its affiliates, all of which it may be deemed the beneficial owner.

       (3) The address of Gary D. Aronson is 774 Mays Boulevard, 10-PMB 128, Incline Village, NV 89451.

       (4) Includes (i) 3,156,375 shares subject to stock options held directly by Dr. West that are currently exercisable or exercisable within 60 days of December 31, 2006, and (ii) indirect ownership of 110,000 shares subject to warrants held by the spouse of Dr. West that are currently exercisable or exercisable within 60 days of December 31, 2006 and of which Dr. West may be deemed the beneficial owner.

       (5) Includes (i) 2,262,972 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2006 that are held directly by Mr. Caldwell, (ii) indirect ownership of 486,000 shares subject to currently exercisable warrants awarded to Andwell, LLC, an entity affiliated with Mr. Caldwell and of which he may be deemed the beneficial owner, (iii) indirect ownership of 246,748 shares held by the spouse of Mr. Caldwell and of which Mr. Caldwell may be deemed the beneficial owner, and (iv) indirect ownership of 323,374 shares subject to warrants held by the spouse of Mr. Caldwell that are currently exercisable or exercisable within 60 days of December 31, 2006 and of which Mr. Caldwell may be deemed the beneficial owner.

       (6) Includes 1,260,425 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2006.

       (7) Includes 448,325 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2006.

       (8) Includes (i) 227,500 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2006, and (ii) 75,000 shares subject to currently exercisable warrants.

       (9) Includes 43,744 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2006.

(10) Includes 306,461 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2006 and (ii) indirect ownership of 7,815 shares subject to stock options held by the spouse of Mr. Stewart that are currently exercisable or exercisable within 60 days of December 31, 2006 and of which Mr. Stewart may be deemed the beneficial owner. Effective as of August 17, 2006, Mr. Stewart resigned as Chief Financial Officer and terminated his employment arrangement with the Company.

(11) Includes (i) indirect ownership of 166,531 shares and 621,690 shares subject to convertible debentures held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, (ii) 272,446 shares subject to warrants held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, and (iii) 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2006.

(12) Includes 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2006.

(13) Includes 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2006.

(14) Includes 9,902,127 shares subject to stock options, warrants or convertible debentures that are currently exercisable or exercisable within 60 days of December 31, 2006.

ITEM 12.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

Transactions with ACT Group

On July 12, 2002, we issued a promissory note with a face amount of $1,000,000, referred to as the Group Note, to our majority stockholder, ACT Group, as a repayment of advances received from ACT Group. The Group Note was extinguished in full in connection with the execution of the Aronson settlement agreement. As a condition to our entering into the Aronson settlement agreement, we entered into an agreement with ACT Group, referred to as the Group Agreement, compensating us for the obligations we incurred under the Aronson settlement agreement, which extinguished in full ACT Group’s obligations and indebtedness to the plaintiffs in the Aronson matter, and resolving certain disputes with respect to amounts due to and from us and ACT Group.

Pursuant to the Group Agreement, in consideration for our entering into the Aronson settlement agreement, the following was agreed to by ACT Group and us:

•       ACT Group would extinguish our liability to ACT Group relating to the Group Note,

•       We would extinguish an existing intercompany debt owed to us by ACT Group of $782,295, and

•       ACT Group agreed to transfer to us 352,153 shares of our common stock to compensate us for the amount by which the value of the settlement consideration paid to the Plaintiffs by us and the amount of the liabilities of ACT Group extinguished us exceeds the amount of the liabilities from us to Group extinguished under the Group Agreement.

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

On September 15, 2005, in connection with the Securities Purchase Agreement dated September 15, 2005, Anthem Ventures Fund, LP purchased convertible debentures with a principal amount of $1,255,000, convertible into 545,652 shares of common stock. In connection with the purchase of the debentures, we issued Anthem Ventures Fund, LP warrants to purchase 272,826 shares of our common stock at an exercise price of $2.53 per share. As of December 31, 2005, Anthem Ventures Fund, LP was the beneficial owner of 19.6% of our outstanding common stock.

On September 15, 2005, in connection with the Securities Purchase Agreement dated September 15, 2005, The Shapiro Family Trust Dated September 29, 1989, purchased convertible debentures with a principal amount of $251,000, convertible into 109,130 shares of common stock. In connection with the purchase of the debentures, we issued The Shapiro Family Trust Dated September 29, 1989, warrants to purchase 54,565 shares of our common stock at an exercise price of $2.53 per share. Dr. Shapiro, one of our directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust.

On August 29, 2006, in connection with the warrant repricing described under “Recent Developments” above, we issued The Shapiro Family Trust Dated September 29, 1989, a replacement warrant to purchase 54,565 shares of our common stock at an exercise price of $1.60 per share.

On September 6, 2006, in connection with the Securities Purchase Agreement described under “Recent Developments” above, Anthem Ventures Fund, LP purchased convertible debentures with a principal amount of $627,500, convertible into 2,178,819 shares of common stock. In connection with the purchase of the debentures, we issued Anthem Ventures Fund, LP warrants to purchase 1,089,409 shares of our common stock at an exercise price of $.3168 per share. As of December 31, 2005, Anthem Ventures Fund, LP was the beneficial owner of 19.6% of our outstanding common stock.

On September 6, 2006, in connection with the Securities Purchase Agreement described under “Recent Developments” above, The Shapiro Family Trust Dated September 29, 1989, purchased convertible debentures with a principal amount of $125,500, convertible into 435,764 shares of common stock. In connection with the purchase of the debentures, we issued The Shapiro Family Trust Dated September 29, 1989, warrants to purchase 217,881 shares of our common stock at an exercise price of $.3168 per share.

As reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2007, we closed amendments to the 2005 and 2006 transaction documents associated with the issuance of the warrants and debentures. Both Anthem Ventures Fund, LP and The Shapiro Family Trust Dated September 29, 1989, were party to these amendments.

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

On January 15, 2005, we entered into a consulting agreement with Dr. Karen Chapman, the spouse of Dr. Michael West, our President and Chief Scientific Officer, pursuant to which Dr. Chapman is providing scientific consulting services. Dr. Chapman is to receive an annual payment of $7,500. In addition, Dr. Chapman received 110,000 options to purchase our common stock under the Company’s 2005 Stock Incentive Plan.

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

Related Party Transactions Prior to Merger and Complete Change of Business

In our 10-KSB for the year ended December 31, 2003, we reported that an officer/shareholder of ours had made advances to us and had directly paid expenses on behalf of us in the amount of $6,173, as of December 31, 2003. Because these advances related to our business prior to the merger and complete change of business on January 31, 2005, we do not believe that they are relevant or material to our current business.

Board Determination of Independence

The Company complies with the standards of “independence” prescribed by rules set forth by the National Association of Securities Dealers (“NASD”). Accordingly, a director will only qualify as an “independent director” if, in the opinion of our Board of Directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, Dr. Alan Shapiro, Dr. Alan Walton, and Dr. Erkki Ruoslahti meet the definition of “independent director” under Rule 4200(A)(15) of the NASD Manual; Dr. West and Mr. Caldwell do not.

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

ITEM 14.             PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes the fees of Stonefield Josephson, Inc., our independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2006	2005
Audit Fees(1)	$113,695	$10,746
Audit-Related Fees(2)	$124,999	$86,672
Tax Fees(3)	$11,354	$21,083
All Other Fees(4)	$32,605	$—

(1)          Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 and 2005.

(2)          Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These fees include review of registration statements and participation at meetings of the audit committee.

(3)          Tax fees consist of aggregate fees billed for professional services for tax compliance, tax advice and tax planning.

(4)          All other fees consist of aggregate fees billed for products and services provided by the independent auditor, other than those disclosed above. These fees include services related to certain accounting research and assistance with a regulatory matter.

The Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. To the extent that additional services are necessary beyond those specifically budgeted for, the audit committee and management pre-approve such services on a case-by-case basis. All services provided by the independent auditors were approved by the Audit Committee.

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

By:	/s/ WILLIAM M. CALDWELL, IV
Name: William M. Caldwell, IV
Title: Chief Executive Officer

By:	/s/ IVAN WOLKIND	March 16, 2007
Name: Ivan Wolkind Title: Chief Accounting Officer and Vice President of Finance (Principal Financial and Accounting Officer)

By:	/s/ MICHAEL D. WEST	March 16, 2007
Name: Michael D. West Title: Director

By:	/s/ ALAN C. SHAPIRO	March 16, 2007
Name: Alan C. Shapiro Title: Director

By:	/s/ ALAN G. WALTON	March 16, 2007
Name: Alan G. Walton Title: Director

By:	/s/ ERKKI RUOSLAHTI	March 16, 2007
Name: Erkki Ruoslahti Title: Director

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger between the Company, A.C.T. Acquisition Corp. and ACT, dated as of January 3, 2005 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2005 (File No. 000-50295) and incorporated by reference herein).

2.2

Agreement and Plan of Merger between Advanced Cell Technology, Inc., a Nevada corporation, and Advanced Cell Technology, Inc., a Delaware corporation, dated as of November 18, 2005 (previously filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).

2.2

Agreement and Plan of Merger between Advanced Cell Technology, Inc., a Delaware corporation, and ACT, dated as of November 18, 2005 (previously filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).

3.1

Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporation by reference herein).

3.1.1

Certificate of Amendment to Articles of Incorporation dated April 1, 2004 (previously filed as Exhibit 3.1.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

3.1.2

Certificate of Amendment to Articles of Incorporation dated December 30, 2004 (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 4, 2005 (File No. 000-50295) and incorporated by reference herein).

3.1.3

Certificate of Amendment to Articles of Incorporation dated June 23, 2005 (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on June 22, 2005 (File No. 000-50295) and incorporated by reference herein).

3.1.4

Certificate of Amendment to Articles of Incorporation dated July 6, 2005 (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on July 7, 2005 (File No. 000-50295) and incorporated by reference herein).

3.2	Bylaws of the Company (previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).
3.2.1

Amendment to Bylaws of the Company (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on December 29, 2004 (File No. 000-50295) and incorporated by reference herein).

4.1	Specimen Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).
4.2

Form of $0.05 Warrant to Purchase Common Stock of ACT. ACT issued warrants in this form for the purchase of an aggregate of 900,000 shares, including a warrant to purchase 250,000 shares of ACT common stock to Andwell, LLC, an entity affiliated with William Caldwell, IV, the Chief Executive Officer and a director of the Company (previously filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.3

Form of $0.25 Warrant to Purchase Common Stock of ACT. ACT issued warrants in this form for the purchase of an aggregate of 1,954,000 shares, including (i) a warrant to purchase 236,000 shares of ACT common stock to Andwell, LLC, an entity affiliated with William Caldwell, IV, the Chief Executive Officer and a director of the Company, (ii) a warrant to purchase 75,000 shares of ACT common stock to Rocket Ventures, an entity affiliated with Jonathan Atzen, a Senior Vice President and the General Counsel of the Company (previously filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.4

$0.25 Warrant to Purchase Common Stock of the Company issued to Gunnar Engstrom (previously filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.5

Form of $0.85 Warrant to Purchase Common Stock of ACT (previously filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.6

Form of $1.27 Warrant to Purchase Common Stock of ACT (previously filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.7

Form of $2.00 Warrant to Purchase Common Stock of ACT (previously filed as Exhibit 4.7 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.8

Form of Subscription Agreement to Purchase Series A Convertible Preferred Units of ACT (previously filed as Exhibit 4.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.9

Form of Share Purchase Agreement to purchase common stock of Two Moons Kachinas Corp. (“TMOO”), the predecessor to the Company (previously filed as Exhibit 4.9 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.10

Form of Lock-Up Agreement entered into by certain sellers of TMOO common stock (previously filed as Exhibit 4.10 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.11

Form of Lock-Up Agreement entered into by certain buyers of TMOO common stock (previously filed as Exhibit 4.11 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.12

Investor’s Rights Agreement between ACT and Avian Farms, Inc. dated December 31, 1998 (previously filed as Exhibit 4.12 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

9.1

Form of Voting Agreement for shares of common stock of ACT held by certain parties effective as of January 31, 2005 (previously filed as Exhibit 9.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000- 50295) and incorporated by reference herein).

10.1

Exclusive Development and License Agreement between GTC Biotherapeutics (f/k/a as Genzyme Transgenics Corporation) and ACT dated June 8, 1999 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000- 50295) and incorporated by reference herein).

10.2

Exclusive License Agreement dated April 16, 1996 between the University of Massachusetts and ACT as amended on September 1, 1997, May 31, 2000 and September 19, 2002 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.3

Materials and Research Data License Agreement dated January 26, 2001 between Wake Forest University and ACT (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.3.1

July 1, 2002 Assignment to Wake Forest University Health Sciences (previously filed as Exhibit 10.3.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.4

Exclusive License Agreement dated February 1, 2002 between the University of Massachusetts and ACT (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.5

Non-Exclusive Sublicense Agreement between ACT and Infigen, Inc. dated August 1, 2003 (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.6

Non-Exclusive License Agreements, dated January 1, 2001 between ACT and PPL Therapeutics (Scotland) Limited (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.7

Nonexclusive License Agreement dated May 1, 2001 between ACT and Immerge BioTherapeutics, Inc. (previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.8

Nonexclusive License and Sponsored Research Agreement dated June 29, 2001 between ACT and Charles River Laboratories, Inc. (previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.9

Non-Exclusive Sublicense Agreement between Cyagra, Inc., ACT, ACT Group and Goyaike, S.A. dated November 20, 2001 (previously filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.10

Exclusive Sublicense Agreement between ACT, ACT Group and Cyagra, Inc. dated June 28, 2002 (previously filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.11

Non-Exclusive License Agreement dated November 8, 2002 between ACT and Merial Limited (previously filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.12

Non-Exclusive Sublicense Agreement between ACT and Infigen, Inc. dated August 1, 2003 (previously filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.13

Exclusive License Agreement dated October 22, 2003 between ACT and Exeter Life Sciences, Inc. (previously filed as Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.13.1

Letter of Intent between ELS and ACT dated March 16, 2003 (previously filed as Exhibit 10.13.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.13.2	Sponsored Research Agreement (previously filed as Exhibit 10.13.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
10.14

Non-Exclusive License Agreement dated January 4, 2002 between ACT and Genetic Savings & Clone (previously filed as Exhibit 10.14 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.15

Non-Exclusive License Agreement dated February 3, 2004 between ACT and Pureline Genetics (previously filed as Exhibit 10.15 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.16

Non-Exclusive License Agreement dated February 3, 2004 between ACT and First Degree Genetics (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.17

Non-Exclusive License Agreement dated February 3, 2004 between ACT and One Degree Genetics (previously filed as Exhibit 10.17 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.18

Option to License Intellectual Property dated December 31, 2003 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.18 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.18.1

First Amendment to Option to License Intellectual Property dated February 13, 2004 (previously filed as Exhibit 10.18.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.19

Exclusive License Agreement (Infigen IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.19 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.19.1	First Amendment to Exclusive License Agreement (Infigen IP) dated August 25, 2005.

10.20

Exclusive License Agreement (UMass IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.20 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.20.1	First Amendment to Exclusive License Agreement (UMass IP) dated August 25, 2005, previously filed and incorporated by reference herein.
10.21

Exclusive License Agreement (ACT IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.21 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.21.1	First Amendment to Exclusive License Agreement (ACT IP) dated August 25, 2005, previously filed and incorporated by reference herein.
10.22

Agreement to Amend ACT/CELLCO License Agreements dated September 7, 2004 ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.22 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.23

Indemnification Agreement of David Merrell to certain buyers of TMOO common stock dated December 31, 2004 (previously filed as Exhibit 10.23 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.24

Convertible Promissory Note to ACT Group, Inc. dated July 12, 2002 in the amount of $1,000,000 (previously filed as Exhibit 10.24 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.25

Promissory Note issued by ACT to Pierce Atwood LLP dated January 2005 in the amount of $150,000 (previously filed as Exhibit 10.25 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.26

Promissory Note issued by ACT to Pierce Atwood dated July 1, 2003 in the amount of $339,000 (previously filed as Exhibit 10.26 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.27

Promissory Note issued by ACT to Rothwell, Figg, Ernst & Manbeck, P.C. dated July 8, 2003 in the amount of $272,108 (previously filed as Exhibit 10.27 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.28

Forbearance and Stock Purchase Agreement Among Avian Farms, Inc., ACT Group, Inc., ACT and Cima Biotechnology, Inc., dated July 16, 1999, as amended December 23, 1999 (previously filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.29

Securityholders’ Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. dated November 20, 2001 (previously filed as Exhibit 10.29 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.30.1

Securityholders’ Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. dated July 1, 2002 (previously filed as Exhibit 10.30.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.30.2

Collaboration Agreement and Technology License (previously filed as Exhibit 10.30.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.30.3

Separation Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. (previously filed as Exhibit 10.30.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.31

Membership Interest Exchange and Asset Sale Agreement dated May 31, 2000, by and among ACT and Hematech, LLC, et al. (previously filed as Exhibit 10.31 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.31.1

Buyout Option Agreement dated May 31, 2000 between Hematech, LLC and ACT (previously filed as Exhibit 10.31.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.32

Space Sublease Agreement dated November, 2004, between BioReliance and ACT, for 381 Plantation Street, Worcester, MA 01605 (previously filed as Exhibit 10.32 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.33

Advanced Cell Technology, Inc. 2004 Stock Option Plan. Pursuant to this option plan, ACT issued options to purchase an aggregate 2,604,000 shares, including (i) options to purchase 1,500,000 shares of ACT common stock to Michael West, the Chairman of the Board of Directors and the Chief Scientific Officer of the Company, and (ii) options to purchase 750,000 shares of ACT common stock to Robert Lanza, the Vice President of Medical and Scientific Development of the Company (previously filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000- 50295) and incorporated by reference herein).

10.34

Advanced Cell Technology, Inc. 2004 Stock Option Plan II. Pursuant to this option plan, ACT issued options to purchase an aggregate 1,301,161 shares, including (i) options to purchase 651,161 shares of ACT common stock to William Caldwell, IV, the Chief Executive Officer and a director of the Company, and (ii) options to purchase 240,000 shares of ACT common stock to Robert Peabody, a director of the Company (previously filed as Exhibit 10.34 to the Registrant’s Quarterly Report on Form 10- QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.35

A.C.T. Holdings, Inc. 2005 Stock Option Plan (previously filed as Appendix A to the Registrant’s preliminary proxy statement on Form PRE-14A filed on May 10, 2005 (File No. 000-50295) and incorporated by reference herein).

10.36

Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.36 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.37

Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.37 to the Registrant’s Quarterly Report on Form 10- QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

Exhibit Number	Description
10.38

Employment Agreement between ACT and William M. Caldwell, IV dated December 31, 2004 (previously filed as Exhibit 10.38 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.39

Employment Agreement between ACT and Michael D. West dated December 31, 2004 (previously filed as Exhibit 10.39 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.39.1

Amendment No. 1 to Employment Agreement between ACT and Michael D. West dated August 1, 2005 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 (File No. 000-50295) and incorporated by reference herein).

10.40

Employment Agreement between ACT and Robert Lanza dated February 1, 2005 (previously filed as Exhibit 10.40 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.41

Employment Agreement between the Registrant, ACT and James G. Stewart dated March 13, 2005 (previously filed as Exhibit 10.41 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.41.1

Amendment to Employment Agreement between the Registrant and James G. Stewart dated September 16, 2005 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 22, 2005 (File No. 000-50295) and incorporated by reference herein).

10.42

Employment Agreement between ACT and Robert Peabody dated February 9, 2005 (previously filed as Exhibit 10.42 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.43

Employment Agreement between ACT and Jonathan Atzen dated April 1, 2005 (previously filed as Exhibit 10.43 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.44

Employment Agreement between ACT and Irina Klimanskaya dated October 1, 2003 (previously filed as Exhibit 10.44 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.45

Employment Agreement between ACT and Sadhana Agarwal dated April 1, 2004 (previously filed as Exhibit 10.45 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.46

Employment Agreement between ACT and James Murai dated February 17, 2005 (previously filed as Exhibit 10.46 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.47

Employment Agreement between ACT and David Larocca dated February 9, 2005 (previously filed as Exhibit 10.47 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.48

Consulting Agreement between ACT and William M. Caldwell, IV dated October 1, 2004 (previously filed as Exhibit 10.48 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.49

Consulting Agreement between ACT and Jonathan Atzen dated January 14, 2005 (previously filed as Exhibit 10.49 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.50

Consulting Agreement between ACT and Stephen Price dated December 31, 2004 (previously filed as Exhibit 10.50 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.50.1

Consulting Agreement between ACT and Stephen Price dated April 28, 2005 (previously filed as Exhibit 10.50.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.51

Consulting Agreement between ACT and Chad Griffin dated April 1, 2005 (previously filed as Exhibit 10.51 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.52

Consulting Agreement between ACT and James Stewart dated January 14, 2005 (previously filed as Exhibit 10.52 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.53

Settlement Agreement between ACT and Gunnar Engstrom dated January 28, 2005 (previously filed as Exhibit 10.53 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.54

Confidentiality and Nondisclosure Agreement dated February 3, 1999 between ACT and Robert Lanza, M.D. (previously filed as Exhibit 10.54 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.55

Consulting Agreement dated September 29, 1997 between ACT and Dr. James Robl (previously filed as Exhibit 10.55 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.56

Consulting Agreement dated January 23, 1998 between ACT and Dr. James Robl (previously filed as Exhibit 10.56 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.57

Final Settlement Agreement dated August 6, 1999 between Infigen, Inc., ACT and Steven Stice (previously filed as Exhibit 10.57 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.58

Letter Agreement dated April 20, 2000 between ACT and Dr. Steven L. Stice (previously filed as Exhibit 10.58 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.59

Master Laboratory Services Agreement dated as of January 4, 2001 between White Eagle Laboratories, Inc. and ACT (previously filed as Exhibit 10.59 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.60

Master Study Agreement dated as of December 4, 2000 between Biomedical Research Models, Inc. and ACT (previously filed as Exhibit 10.60 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.61

Agreement Relating to the Transfer of Biological Materials dated as of February 3, 2000 between Wake Forest University and ACT (previously filed as Exhibit 10.61 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.62

Materials Transfer Agreement dated February 16, 2000 between ACT, B.C. Cancer Agency and Dr. Peter Lansdorp (previously filed as Exhibit 10.62 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.63

Materials Transfer Agreement dated January 19, 2000 between ACT, IPK and Anna Wobus (previously filed as Exhibit 10.63 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.64

Materials Transfer Agreement dated February 23, 2000 between ACT, Philip Damiani and Carlos T. Moraes (previously filed as Exhibit 10.64 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.65

Material Transfer Agreement dated January 6, 1997 between ACT, University of Massachusetts, University of Colorado and Curtis R. Freed (previously filed as Exhibit 10.65 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000- 50295) and incorporated by reference herein).

10.66

Material Transfer Agreement dated March 20, 2000 between ACT, Charlotte Farin and Peter Farin (previously filed as Exhibit 10.66 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.67

Sponsored Research Agreement dated as of May 15, 2000 between Carl H. Lindner, Jr. Family Center for Research of Endangered Wildlife (CREW) and ACT (previously filed as Exhibit 10.67 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.68

Sponsored Research Agreement dated as of August 9, 2000 between Cornell University and ACT (previously filed as Exhibit 10.68 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.69

Sponsored Research Agreement dated as of December 1, 1999 between ACT and the University of Massachusetts Amherst (previously filed as Exhibit 10.69 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.69.1

Amendment No. 1 to Agreement dated December 1, 1999 (previously filed as Exhibit 10.69.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.70

Sponsored Research Agreement dated August 1, 1999 between ACT and UMass (D. Good) (previously filed as Exhibit 10.70 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.71

Term Sheet for Non-Exclusive License Agreement dated as of December 23, 2000 between Immerge BioTherapeutics, Inc. and ACT, as amended by First Amendment to Term Sheet dated March 14, 2001 (previously filed as Exhibit 10.71 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.72

Withdrawal, Termination, Assignment and Assumption Agreement dated March 14, 2001 by and among ACT, BioTransplant, Inc., Immerge BioTherapeutics, Inc. and Infigen, Inc. (previously filed as Exhibit 10.72 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.73

Consulting Agreement between ACT and Karen Chapman dated January 15, 2005 (previously filed as Exhibit 10.73 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.74

Research Collaboration Agreement between ACT and The Burnham Institute dated May 23, 2005 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on August 15, 2005 (File No. 000-50295) and incorporated by reference herein).

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

10.79	Form of Lock-up Agreement (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
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

10.84

Agreement between Capital Financial Media, LLC and Advanced Cell Technology, Inc., dated February 9, 2006 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 15, 2006 (File No. 000-50295) and incorporated by reference herein).

10.85

Sublease Agreement between Avigen, Inc. and Advanced Cell Technology, Inc., dated November 29, 2005. (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 15, 2006 (File No. 000-50295) and incorporated by reference herein).

10.86

Exclusive Sublicense Agreement between Advanced Cell Technology, Inc. and TranXenoGen, Inc., dated March 29, 2006 (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 15, 2006 (File No. 000-50295) and incorporated by reference herein).

10.87

Non-Exclusive License Agreement between Kirin Beer Kabushiki Kaisha, Aurox, LLC, Hematech, LLC, and Kirin SD, Inc., and Advanced Cell Technology, Inc., dated May 9, 2006 (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-QSB filed on August 11, 2006 (File No. 000-50295) and incorporated by reference herein).

10.88

Exclusive License Agreement between Kirin Beer Kabushiki Kaisha, Aurox, LLC, Hematech, LLC, and Kirin SD, Inc., and Advanced Cell Technology, Inc., dated May 9, 2006 (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-QSB filed on August 11, 2006 (File No. 000-50295) and incorporated by reference herein).

10.89

Purchase Agreement between Kirin SD, Inc. and Advanced Cell Technology, Inc., dated May 9, 2006(previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-QSB filed on August 11, 2006 (File No. 000-50295) and incorporated by reference herein).

10.90

Consulting Agreement between Advanced Cell Technology, Inc. and James G. Stewart, dated August 17, 2006 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 18, 2006 (File No. 000-50295) and incorporated by reference herein).

10.91

Securities Purchase Agreement dated August 30, 2006 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.92

Registration Rights Agreement dated September 15, 2005 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.93

Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.94

Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.95	Form of Lock-up Agreement (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).
10.96

Amendment No. 1, dated as of January 11, 2007, to the Securities Purchase Agreement, dated August 30, 2006, the Amortizing Convertible Debenture, dated September 6, 2006, and the Registration Rights Agreement, dated August 30, 2006 (previously filed as Exhibit 10.97 to the Registrant’s Registration Statement on Form SB-2 filed on January 26, 2007 (File No. 333-140265) and incorporated by reference herein).

10.97

Amendment No. 1, dated as of January 11, 2007, to the Securities Purchase Agreement, the Amortizing Convertible Debenture, and the Registration Rights Agreement, each dated August 30, 2006 (previously filed as Exhibit 10.97 to the Registrant’s Registration Statement on Form SB-2 filed on January 26, 2007 (File No. 333-140265) and incorporated by reference herein).

14.1

Code of Ethics for Designated Senior Financial Managers (previously filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 (File No. 000-50295) and incorporated by reference herein).

14.2	Code of Business Conduct and Ethics (previously filed as Exhibit 14.2 to the Registrant’s Current Report on Form 8-K filed on August 5, 2005 (File No. 000-50295) and incorporated by reference herein).
16.1

Letter from Pritchett, Siler & Hardy, P.A. regarding change in independent accountants (previously filed as Exhibit 16.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2005 (File No. 000-50295) and incorporated by reference herein).

31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Chief Principal Officer pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith.