Form 10QSB
period 2007-03-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2007-05-15
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED MARCH 31, 2007

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

Yes ☒   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 3, 2007:
Common Stock, $0.001 par value per share	49,474,592 shares

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

i

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
BALANCE SHEET

	March 31,	December 31,
	2007	2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,746,830	$8,689,336
Accounts receivable, net of allowance for doubtful accounts of $236,399 and $236,399	55,456	66,319
Prepaid expenses	157,712	111,229
Deferred royalty fees, current portion	286,275	225,475
Total current assets	4,246,273	9,092,359
Property and equipment, net	1,026,822	1,081,680
Deferred royalty fees, less current portion	1,458,385	1,062,620
Deposits	138,841	133,841
Deferred issuance costs, net of amortization of $329,036 and $1,035,120	4,583,206	5,619,218
Total assets	$11,453,527	$16,989,718
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,440,041	$3,067,825
Accrued expenses	1,149,096	1,023,583
Deferred revenue, current portion	497,374	432,509
Interest payable	75,833	75,833
Advances payable—other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $1,800,515 and $3,713,554	4,485,754	7,354,706
2006 Convertible debenture and embedded derivatives (fair value $5,131,950 and $5,472,177)	4,160,035	3,971,543
Warrant and option derivatives—current portion	3,707,606	2,264,175
Capital leases—current portion	77,594	77,594
Notes payable—other	638,674	638,674
Total current liabilities	17,362,006	19,036,442
2005 Convertible debenture and embedded derivatives, less current portion and net of discounts of $382,507 and $1,571,332	952,967	3,112,029
2006 Convertible debenture and embedded derivatives, less current portion (fair value $16,862,124 and $12,768,413)	13,668,685	9,266,933
Warrant and option derivatives, less current portion	16,988,265	12,987,967
Capital leases, less current portion	12,481	31,971
Deferred revenue, less current portion	1,907,492	2,096,700
Total liabilities	50,891,897	46,532,042
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 48,969,882 issued and outstanding	48,970	39,318
Additional paid-in capital	22,317,378	12,291,873
Accumulated deficit	(61,804,719)	(41,873,515)
Total stockholders’ deficit	(39,438,371)	(29,542,324)
Total liabilities and stockholders’ deficit	$11,453,527	$16,989,718

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended March 31,
	2007	2006
Revenue:
License fees and royalties	$124,343	$83,127
Cost of revenue	61,436	61,189
Gross profit	62,908	21,938
Operating expenses:
Research and development	3,649,088	1,808,566
Grant reimbursements	(57,582)	(200,905)
General and administrative	1,741,104	2,630,037
Total operating expenses	5,332,610	4,237,698
Loss from operations	(5,269,703)	(4,215,760)
Other income (expense):
Interest income	78,047	118,466
Interest expense and late fees	(4,977,140)	(3,081,014)
Charges related to repricing of 2005 Convertible Debentures and Warrants	(843,277)	—
Adjustments to fair value of derivatives	(8,919,131)	11,991,677
Total other income (expense)	(14,661,502)	9,029,129
Net Loss	$(19,931,204)	$4,813,369
Basic earnings per share	$(0.49)	$0.20
Diluted earnings per share	$(0.49)	$0.09
Weighted average shares used in computation of earnings per share
Basic	40,623,810	23,767,391
Diluted	40,623,810	57,332,947

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Quarter Ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(19,931,204)	$4,813,369
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,997	37,661
Amortization of deferred charges	61,436	41,190
Amortization of deferred revenue	(124,343)	(83,126)
Amortization of deferred issuance costs	1,036,012	207,029
Shares issued for services	—	331,828
Amortization of discounts	3,938,622	2,860,227
Adjustments to Fair Value of Derivatives	8,919,131	(11,991,677)
Repricing of 2005 Convertible Debentures and Warrants	843,277	—
Non-cash compensation charge	1,479,208	114,262
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	10,863	10,626
Prepaid expenses	(46,483)	16,719
Deferred charges	(518,001)	(185,000)
Deposits	—	(17,151)
Increase (decrease) in:
Accounts payable and accrued expenses	(502,271)	(382,110)
Interest payable	—	11,250
Net cash used in operating activities	(4,739,754)	(4,214,905)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,139)	(213,247)
Payment of deposits	(5,000)	—
Net cash used in investing activities	(44,139)	(213,247)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	6,100
Payments on convertible debentures	(139,123)	—
Payments on notes and leases	(19,490)	(31,375)
Settlement payment	—	(19,484)
Net cash (paid)/provided by financing activities	(158,613)	(44,759)
Net increase/(decrease) in cash	(4,942,507)	(4,472,911)
Cash and cash equivalents, beginning of period	8,689,336	13,857,901
Cash and cash equivalents, end of period	3,746,830	9,384,990
Cash paid for:
Interest	$2,504	$2,509
Income taxes	$—	$—

Supplemental schedule of non-cash financing activities:

During the quarter ended March 31, 2007:

The Company issued approximately 2,670,033 shares of common stock in redemption of convertible debentures with a face value of approximately $1,722,000.

The Company issued approximately 5,630,870 shares of common stock in conversion of convertible debentures with a face value of approximately $5,067,790.

The Company issued approximately 36,000 shares of common stock in payment of board fees of approximately $21,000.

The Company issued approximately 800,000 shares of common stock in payment of license fees of $608,000.

The Company issued approximately 515,000 shares of common stock in payment of employee bonuses of $407,000.

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2007 (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2006	39,318,070	$39,318	$12,291,873	$(41,873,515)	$(29,542,324)
Convertible Debenture Redemption	2,670,033	2,670	1,719,427	—	1,722,097
Convertible Debenture Conversion	5,630,870	5,631	7,077,316	—	7,082,947
Issuance of stock in payment of board fees	35,909	36	20,716	—	20,752
Option compensation charges	—	—	194,511	—	194,511
Issuance of stock in payment of license fees	800,000	800	607,200	—	608,000
Issuance of stock in payment of employee bonuses	515,000	515	406,335	—	406,850
Net loss for the three months ended March 31, 2007	—	—		(19,931,204)	(19,931,204)
Balance at March 31, 2007	48,969,882	$48,970	$22,317,378	$(61,804,719)	$(39,438,371)

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

March  31, 2007

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

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. The Company will thus not be able to continue as a going concern and fund cash requirements for operations through March 15, 2008 with current cash reserves. As more fully described in Note 3—Convertible Debentures—2006 and Note 5—Warrant and Option Derivatives, the Company was able to raise cash in the quarter ended September 30, 2006. Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

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

In the first three months of 2007, management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

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

2.                 SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for Form 10-QSB.

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

Deferred Issuance Costs—Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

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

Valuation of Derivative Instruments—FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting proscribed in FAS 155 to account for the 2006 Convertible Debentures described below in Note 3—Convertible Debentures 2006. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

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

Stock Based Compensation—At March 31, 2007, we had two stock-based employee compensation plans, which are described more fully in Note 9—Stock-Based Compensation.

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

For the three months ended March 31, 2007, approximately 76,000,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would reduce net loss per share. There were 23,000,000 potentially dilutive shares at March 31, 2006.

Income Taxes—Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

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

FIN 48

Effective January 1, 2007, we adopted Financial Accounting Standard Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS No. 109, Accounting for Income Taxes. We utilize a recognition threshold and measurement attributes for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. See Note 11 to the accompanying financial statements for information regarding the effects of adopting FIN 48.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157, “Fair Value Measurements.” We will adopt FAS 159 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

Effective January 1, 2007, the Company adopted FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying Financial Statements.

3.                 CONVERTIBLE DEBENTURES—2006

On September 6, 2006, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $8,750,000. These convertible debentures were issued in connection with certain additional investment rights granted in connection with the convertible debentures issued in 2005, and described more fully in Note 4—Convertible Debentures—2005. The convertible debentures are convertible at the option of the holders into 38,129,340 shares of Common Stock at a fixed conversion price of $0.288  per share, subject to anti-dilution and other customary adjustments. In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 19,064,670 shares of our Common Stock. The term of the warrants is five years and the exercise price is $0.3168 per share, subject to anti-dilution and other customary adjustments. The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and exercise the additional investment right and receive shares of our Common Stock such that the number of shares of our Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our Common Stock.

The agreements entered into provide that the Company will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement, or if the Company fails to timely execute stock trading activity.

Under the terms of the agreements, principal amounts owed under the debentures became due and payable commencing six months following closing of the transaction. This term was changed to twelve months under the terms of an amendment signed in January 2007. At that time, and each month thereafter, the Company is required to either repay  1/30 of the outstanding balance owed in cash, or convert the amount due into common stock at the lesser of $0.288 per share or 70% of the prior ten days’ average closing stock price, immediately preceding the redemption. The agreements also provide that the Company may force conversion of outstanding amounts owed under the debentures into common stock, if the Company has met conditions and milestones identified above, and, additionally, has a stock price for 20 consecutive trading days that exceeds 200% of the conversion price.

The agreement included a number of other embedded derivative instruments, and the Company has complied with the provisions of FAS 155, “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures, and related embedded derivatives, as of September 6, 2006.  The fair value of the debentures and related derivative instruments was valued using a combination of Binomial and Black Scholes models, resulting in a fair value of $22,200,000. The excess of this value over the face value of the Convertible Debentures was recorded through the results of operations as a debit to Charges Related to Issuance of Convertible Debentures.

The 2006 Convertible Debentures and related embedded derivatives outstanding at March 31, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in an increase  in the fair value of the liability of approximately $4,602,000 which was recorded through the results of operations as a debit  to Adjustments to Fair Value of Derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $525,000 and issued a warrant to purchase 4,575,521  shares of Common Stock at an exercise price of $0.3168 per share. The initial fair value of the warrant was estimated at approximately $3,600,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 176%, (3) risk-free interest rate of 4.81%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

The following table summarizes the 2006 Convertible Debentures and discounts outstanding at March 31, 2007 (unaudited):

2006 Convertible debentures at fair value	$21,994,075
Warrant derivative discount	(2,654,552)
Original issue discount	(1,510,803)
Net convertible debentures	17,828,720
Less current portion	(4,160,035)
2006 Convertible debentures and embedded derivatives-long term	$13,668,685

4.                 CONVERTIBLE DEBENTURES—2005

On September 15, 2005, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of $4,526,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $17,750,000.

The agreement included a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following summarizes the fair values of embedded derivatives at December 31, 2006 and March 31, 2007, followed by a description of the valuation methodology utilized to determine fair values:

Embedded Derivative Liability (Asset)	Fair value December 31, 2006	Fair value March 31, 2007 (unaudited)
Conversion feature	$1,104,414	$1,723,458
Anti-dilution protection	2,107,767	544,162
Default provisions	46,692	10,000
Right to provide future financing	0	0
Company right to force conversion	(185,091)	(407,773)
	$3,070,782	$1,869,907

The fair value of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price of $0.78 at March 31, 2007 (2) exercise price equal to the $0.90 conversion price (3) volatility based upon the Company’s stock trading of  157% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 4.71%, and (5) duration of the note as an amortizing debenture of approximately 0.80 years, based upon present values.

The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date of $0.78 (2) exercise price equal to the $0.90 conversion price (3) volatility based upon the Company’s stock trading of 177% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 4.58% and (5) duration of the note as an amortizing debenture of approximately 0.66 years based upon present values.

The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

The fair value of the derivative asset related to the Company’s right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation date of $0.78 (2) exercise price of $1.80 per share which is required for the forced conversion (3) volatility based upon the Company’s stock trading of 173% (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 4.71% and (5) duration of the note as an amortizing debenture of approximately 0.66 years based upon present values.

During the three months ended March 31, 2007, an increase in the fair value of the embedded derivative amounts of approximately $1,200,000  was recorded through results of operations as Adjustment to Fair Value of Derivatives.

During the three months ended March 31, 2007, the Company recorded approximately $3,102,000 as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative, and other embedded derivatives identified above.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the three months ended March 31, 2007 was approximately $914,000.

In January 2007, the Company’s Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures to $0.95 per share and to reduce the conversion price of the debentures to $0.90 per share.

The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96-19—Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02-4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05-7—Accounting for Modifications to conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2005 Convertible Debentures described in the paragraph above. EITF 96-19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt.

The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at March 31, 2007:

2005 Convertible debentures at $0.90 at face	$5,751,836
Discounts on debentures:
Original issue discount	(540,184)
Conversion feature derivative	(900,966)
Warrant derivative	(707,470)
Other derivatives	(34,402)
Net convertible debentures	3,568,814
Embedded derivatives	1,869,907
2005 Convertible debentures and embedded derivatives	5,438,721
Less current portion	(4,485,754)
2005 Convertible debentures and embedded derivatives—long term	$952,967

5.                 WARRANT AND OPTION DERIVATIVES

As described more fully in Note 4—Convertible Debentures—2005, the provisions of our convertible debenture financing completed in September 2005 permit the Company to make its monthly redemption in shares rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreement, the price per share is variable dependent upon the actual closing price of the Company’s common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.

Accordingly, in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19 which are described in detail in Note 8—Stockholders’ Equity Transactions. As of September 15, 2005, the closing date of the convertible debenture financing, a $25,600,000 increase in the fair value of instruments previously recorded as permanent equity with a value of zero was recorded based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 64% (3) risk-free interest rate of approximately 3.9% and (4) expected life and exercise prices consistent with each individual instrument.

The accumulated fair value of these and other instruments at September 15, 2005 of approximately $27,700,000, after the increase to fair value described above, was reclassified from equity to Warrant Derivative liability in accordance with the requirements of EITF 00-19.

At March 31, 2007 the fair value of each instrument was computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 173% (3) risk-free interest rate of approximately 4.8% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $20,696,000. As a result, for the three months ended March 31, 2007  the Company recorded approximately $5,200,000 as a debit to Adjustment to Fair Value of Derivatives.

In January 2007, the Company’s Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures to $0.95 per share and to reduce the conversion price of the debentures to $0.90 per share.

The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96-19—Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02-4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05-7—Accounting for Modifications to conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2005 Convertible Debentures described in the paragraph above. EITF 96-19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt.

The carrying value of the remaining 2005 debenture warrant derivatives at March 31, 2007 has been adjusted to reflect “fair value” of approximately $1,500,000  based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 157%, (3) risk-free interest rate of 4.54%, and (4) expected remaining life of 3.25 years. This resulted in an additional decrease in the fair value of the warrant derivative liability of approximately $390,000 which  was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

The carrying value of the replacement warrant derivatives at March 31, 2007 has been adjusted to reflect “fair value” of approximately $3,200,000  based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 157%, (3) risk-free interest rate of 4.54%, and (4) expected remaining life of 4.5 years. This resulted in an increase  in the fair value of the warrant derivative  liability of approximately $876,000 which  was recorded as a debit to Adjustment to Fair Value of Derivatives in the results of operations for the three months ended March 31, 2007.

The carrying value of the January 2005 financing warrant derivatives at March 31, 2007 has been adjusted to reflect fair value of approximately $2,796,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 157%, (3) risk-free interest rate of 4.58%, and (4) expected remaining life of 2.00 years. This resulted in an additional increase in the fair value of the warrant derivative liability of approximately $680,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

The carrying value of the broker dealer warrant derivatives at March 31, 2007 has been adjusted to reflect fair value of approximately $3,379,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 157%, (3) risk-free interest rate of 4.54%, and (4) expected remaining life of 4.50 years. This resulted in a decrease in the fair value of the warrant derivative liability of approximately $859,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

6.                 ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

The following table summarizes the components of the Adjustment to Fair Value of Derivatives, explained in more detail above in Notes 3, 4, and 5, which were recorded as charges to results of operations in the quarter ended March 31, 2007. The table summarizes by category of derivative liability the impact from market changes during the quarter and the impact of repricing certain warrants and debentures.

	Impact of
	Repricing	“Market”	Total F.V.
	01.11.07	F.V. Adj	Adjustment
PIPE Hybrid instrument 9.06	0	3,753,485	3,753,485
Embedded PIPE derivatives 9.05	1,216,734	(402,445)	814,289
Original Warrants PIPE 9.05, not including Replacement Warrants	(373,457)	763,644	390,187
Other Warrant derivatives		4,804,447	4,804,447
	843,277	8,919,131	9,762,408

7.                 RECLASSIFICATION OF EQUITY TRANSACTIONS

As described more fully in Note 4—Convertible Debentures 2005, the provisions of our convertible debenture financing completed in September 2005 permit the Company to make its monthly redemption in shares rather than cash upon satisfaction of certain conditions. Under the terms of the debenture agreement, the price per share is variable dependent upon the actual closing price of the Company’s common stock. Accordingly, the total number of shares to retire outstanding principal is variable and the Company can not be assured that there are adequate authorized shares to settle all contractual obligations under the debenture agreement, and other option and warrant agreements outstanding.

Accordingly, in accordance with the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” the Company has reviewed all instruments previously recorded as permanent equity under EITF 00-19 which are described in detail in Note 8—Stockholders’ Equity Transactions. As of September 15, 2005, the closing date of the convertible debenture financing, a $25,600,000 increase in the fair value of instruments previously recorded as permanent equity with a value of zero was recorded based upon fair values computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 64% (3) risk-free interest rate of approximately 3.9% and (4) expected life and exercise prices consistent with each individual instrument.

The accumulated fair value of these and other instruments at September 15, 2005 of approximately $27,700,000, after the increase to fair value described above, was reclassified from equity to Warrant Derivative liability in accordance with the requirements of EITF 00-19.

8.                 STOCKHOLDERS’ EQUITY TRANSACTIONS

We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock we are authorized to issue is 50,000,000 par value $0.001 per share. The total number of shares of Common Stock we are authorized to issue is 500,000,000, par value $0.001 per share. We had no Preferred Stock outstanding as of March 31, 2007. We had 48,969,882 shares of Common Stock outstanding as of March 31, 2007.

In February, 2007 the Company issued 300,000 warrants to purchase common stock at $0.96 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $225,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 165%, (3) risk-free interest rate of 4.90%, and (4) expected life of 4.0 years. This warrant is classified as a warrant derivative.

In January 2007, the Company issued 35,909 fully vested shares of Common Stock as consideration for service on the Company’s Board of Directors and Audit Committee. These shares are valued at market price on date of grant.

In January 2007, the Company issued 515,000 shares of Common Stock, valued at $407,000, to employees. These shares are fully vested at issuance and are valued at fair market price on date of grant.

In February 2007, the Company issued 800,000 shares of Common Stock, valued at $608,000 based upon the closing price per share on the date of issuance, to Infigen, Inc. in connection with the execution of a Patent Assignment Agreement. The Company recorded the $608,000 as deferred royalty fees and will amortize this amount over an estimated life of 10 years.

9.                 STOCK-BASED COMPENSATION

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

Pursuant to the 2005 Plan, on February 5, 2007, we granted 1,300,000 common stock purchase options to employees. The options granted have an exercise price of $0.76 per share, the market price of the Company’s stock on the date of grant. The options vest monthly over a period of 4 years. The fair value of the options was estimated at $953,000 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 163%, (3) risk-free interest rate of 4.80%, and (4) expected life of 6.25 years. The fair value was treated in accordance with FAS 123(R) and is being amortized over a period of four years. Since the Company vests options on the graded method, the fair value is amortized on a straight line basis which approximates the vesting schedule.

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) Expected dividends on the underlying shares over the remaining term of the option are based upon historical dividend data (2) The expected volatility of the price of the underlying shares over the expected term of the option is based upon historical share price data (3) The expected term of the option is estimated by considering the contractual term of the option and the vesting period of the option.

					Weighted
	Shares	Exercise	Average	Weighted	Aggregate	Aggregate
	Available	Stock Options	Price Per	Exercise	Average	Intrinsic
	For Grant	Outstanding	Share	Price	Life	Value
Balance at December 31, 2006	478,137	13,656,976	$0.05-$2.48	$0.71	8.2 years
Annual increase pursuant to plan	1,965,963	—	—	—	—
Options granted	(1,300,000)	1,300,000	$0.76	$0.76	9.8 years
Stock awards	(515,000)		$—	$—
Balance at March 31, 2007	629,100	14,956,976	$0.05-$2.48	$0.74	8.2 years	2,600,000

Aggregate option activity for the 2004 and 2005 stock option plans is as follows:

As of March 31, 2007 and December 31, 2006, there were 8,152,896 and 7,503,665 exercisable options outstanding at a weighted average exercise price per share of $0.74 and $0.61, respectively, and with a weighted average life of 8.40 years and 8.40 years respectively.

During the period, no options were forfeited or exercised. The aggregate intrinsic value of all options vested is approximately $2.0 million. All fully vested options in the Company are exercisable.

The fair value of all options vested during the year ended December 2006 and the three  months ended March 31, 2007 was $522,516 and $187,606 respectively.

For the three months ended March 31, 2007, a charge of approximately $53,000 and $142,000 respectively was recorded through results of operations as General and Administrative and Research and Development expense related to share based compensation. These amounts were calculated using a pre-vesting forfeiture rate of 13%, based on historical employee turnover and forfeiture data.

A summary of the status of unvested employee stock options as of March 31, 2007 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2006	3,416,398	$0.22
Granted	1,300,000	$0.69
Vested	(649,231)	$0.30
Unvested at March 31, 2007	4,067,167	$0.37

As of March 31, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.0 million, which will be amortized over the weighted-average remaining requisite service period of 4.0 years.

10.          COMMITMENTS AND CONTINGENCIES

We are a party to a license agreement with the University of Massachusetts, as amended from time to time (the “UMass License”). Under the UMass License, we were granted certain exclusive rights to license and sublicense certain products and services invented as part of the collaborative effort. The term of the UMass License extends to the later of the expiration of the related patents currently 2021, or April 16, 2006. We are required to pay royalties ranging from 2.5% to 4.5% of net sales of licensed products and services, as defined. Minimum royalties of $45,000 per year must be paid to UMass. For 2007 and 2006, we have paid only the minimum royalty required. Additionally, we are required to pay sublicense fees of 18% for sublicense income, as defined. We are required to spend a minimum annual amount of $200,000 on research and development.

In May 2006 we entered into exclusive and non-exclusive sublicense agreements with a company whereby we are the licensee of certain of its technology and intellectual property for a cash payment of $300,000. The agreement requires we pay minimum annual royalties of $25,000 per annum for 2006, $37,500 for 2007 and $50,000 each year thereafter through the term of the agreement. The initial license fees paid have been capitalized and will be amortized over the life of the underlying intellectual property, estimated to be approximately ten years.

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

During 2004, we entered into license agreements with two parties, the terms of which provide for the initial payment of the license fee through an aggregate of six promissory notes totaling $1,400,000. The notes mature as follows: $333,333 on December 1, 2005; $666,667 on December 1, 2006; and $400,000 on June 1, 2007. There is no stated interest rate for $1,000,000 of notes, the remaining $400,000 bear interest at 10% per year, but only if the notes are not paid at maturity. Because of the uncertainty of the ultimate collection of the principal amount of the notes, they have not been recorded in the financial statements and will not be recorded until their collectibility is reasonably assured.

The Company entered into a lease for office and laboratory space in Massachusetts commencing December 2004 and expiring April 2010 and for office space in California commencing November 2005 and expiring May 2008. Annual minimum lease payments are as follows:

1 year	$574,450
2 years	299,779
3 years	247,158
4 years	20,850

During 2005, the Company entered into a lease for laboratory equipment commencing November 29, 2005 and expiring May 31, 2008. Annual minimum lease payments are as follows:

2007	65,940
2008	36,655
102,595
Imputed interest	(12,520)
Net asset value	90,075
Less current portion	(77,594)
Long-term commitment under capital lease	$12,481

Rent expense recorded in the financial statements for the three month period ended March 31, 2007 and 2006 was approximately $328,000  and $326,000, respectively.

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

11.          INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Due to the fact that the Company has substantial net operating loss carryforwards, adoption of FIN 48 had no impact on the Company’s beginning retained earnings, balance sheets, or statements of operations.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.

The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2007 and 2006. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three months ended March 31, 2007 and 2006. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

12.          SUBSEQUENT EVENTS

In April 2007, the Company made its monthly redemptions of convertible debentures described in Note 6. The terms of the agreement provide for payment in cash, or company stock under certain circumstances. In connection with the April redemptions, the Company issued approximately 779,682 shares of common stock and redeemed approximately $514,590 in Notes Payable.

In May 2007, the Company made its monthly redemptions of convertible debentures described in Note 6. In connection with the May redemptions, the Company issued approximately 832,085 shares of common stock and redeemed approximately $502,572 in Notes Payable.

At March 31, 2007, approximately 109,970 of the shares related to the April redemption had been preliminarily issued by the transfer agent in accordance with the terms of the debenture agreement. Such shares are not reflected as issued and outstanding by the company prior to finalizing share and cash payments in connection with the redemption in April 2007.

In April 2007, the Company executed a settlement agreement with certain of its creditors to settle outstanding accounts payable of $170,249, accrued interest of $10,833 and late fees of $65,000. The settlement resulted in a gain of approximately $128,000 and will be accounted for as a gain on settlement of debt in April 2007.

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

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for Form 10-KSB.

Principles of Consolidation—The accounts of the Company and ACT are  included in the accompanying consolidated financial statements for the period from January 1, 2005 to November 18, 2005, when the shareholders approved the roll-up merger to combine the two companies. During the period from January 1, 2005 to November 18, 2005, all intercompany balances and transactions were  eliminated in consolidation.

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

Valuation of Derivative Instruments—FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting proscribed in FAS 155 to account for the 2006 Convertible Debentures described below in Note 3—Convertible Debentures 2006. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

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

Stock Based Compensation—At March 31, 2007, we had two stock-based employee compensation plans, which are described more fully in Note 9—Stock-Based Compensation.

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

Concentrations and Other Risk—Currently, the Company’s revenues and accounts receivable are concentrated on one customer. There is also a geographic concentration of the Company’s primary activities in Northern California and Massachusetts. Other risks include the uncertainty of the regulatory environment and the effect of future regulations on the Company’s business activities. As we are a biotechnology research and development company, there is also the attendant risk that someone could commence legal proceedings over our discoveries. Acts of God could also adversely affect our business.

Income Taxes—Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheet or a reduction in deferred tax amounts along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Recent Accounting Pronouncements

On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. Some requirements apply differently to entity’s that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157, “Fair Value Measurements.” We will adopt FAS 159 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

Effective January 1, 2007, the Company adopted FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled”

replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying Financial Statements.

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March, 2007 and 2006 were approximately  $124,000 and $83,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The increase in revenue in current periods was due to new licenses being granted.

Research and Development Expenses and Grant Reimbursements

Research and development expenses for the three months ended March 31, 2007 and 2006  were approximately  $3,649,000 and $1,809,000  respectively. The increase in expenses in the current periods, which consist mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, relate principally to increased staffing and spending for scientific research.

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

Grant reimbursements for the three months ended March 31, 2007 and 2006 were approximately  $58,000 and $201,000, respectively. The 2006 amounts represent approved reimbursements pursuant to the grant from National Institutes of Science and Technology. This grant expired in May 2006. The 2007 to grant amount is from the Small Business Technology Transfer Program.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2007 and 2006 were approximately  $1,741,000  and $2,630,000 respectively. The principal increase in expense in the three  month period versus the same period last year is a result of additional salary costs related to the addition of key personnel and approximately $600,000 of costs incurred by the Company for investor relations related expenses during the current period. Expenses for the three month period versus the same period last year have decreased primarily as a result of decreased general and administrative infrastructure costs and legal fees.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2007 and 2006 were approximately  $(14,662,000) and $9,029,000 , respectively. The increase in other expense in the three months ended March 31, 2007, compared to other income in the prior periods, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financing and the Charges related to issuance of Convertible Debentures. The increase in interest expense in the three months ended March 31, 2007, compared to interest expense in the prior periods relates primarily to interest recorded in connection with the convertible debentures.

Net Income (Loss)

Net income (loss) for the three months ended March 31, 2007 and 2006 was approximately  ($19,931,000) and $4,813,000, respectively. The increase in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures and charges related to issuance of Convertible Debentures along with increased general and administrative and research and development expenses, as well as decreased grant reimbursements.

LIQUIDITY AND CAPITAL RESOURCES

We are financing our operations primarily with $8,750,000 of proceeds of convertible debentures issued in September, 2006 and described in our Current Report on Form 8-K filed with the Securities and Exchange Commission and above in Note 3—Convertible Debentures 2006, and $4,314,588 of proceeds from warrant exercises as described above in Note 5—Warrant and Option Derivatives. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

With the exception of 2002, when we sold certain assets of a subsidiary resulting in a gain for the year, we have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash and cash equivalents at March 31, 2007 and December 31, 2006 were approximately $3,747,000 and $8,689,000, respectively. The decrease in the current period is primarily the result of operational cash expenditures.

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

We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.   We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit that raise substantial doubt about the Company’s ability to continue as a going concern. We do not believe that our cash from all sources, including cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations beyond March 15, 2008 without raising additional financing.

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

Risks Relating to the September 2005 and September 2006 Financings

If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.   We have outstanding, as of December 31, 2006, $23,505,214 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187% with $10,824,375 in 2006 Debentures and $12,680,839 in 2005 Debentures. We are required to redeem on a monthly basis, by payment with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures. Unless waived by the holders of the debentures, in order to redeem with shares of our common stock we must satisfy certain conditions which have yet to be satisfied, including such conditions as the listing of our shares of common stock on either the NASDAQ National Market, the NASDAQ Small Cap Market, or the American Stock Exchange. These monthly payments will impact the amount of working capital available to us.

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

There are a large number of shares underlying our convertible debentures in full, and warrants that are registered and available for sale and the sale of these shares may depress the market price of our common stock.   As of March 1, 2007, we had:

•                    certain outstanding 2005 Debentures that may be converted into an estimated 6,412,894 shares of common stock based on a conversion price of $0.90, and

•                    outstanding 2005 Warrants to purchase 1,463,223 shares of common stock with an exercise price of $0.95 that were issued in connection with the sale of the 2005 Debentures, and

•                    outstanding 2006 Debentures that may be converted into an estimated 37,584,635 shares of common stock based on a conversion price of $0.288, and

•                    outstanding 2006 Warrants to purchase 19,064,670 shares of common stock with an exercise price of $0.3168 that were issued in connection with the sale of the 2006 Debentures, and

•                    outstanding replacement warrants to purchase 4,541,672 shares of common stock with an exercise price of $0.95, and

•                    outstanding warrants to purchase 4,575,521 shares of common stock with an exercise price of $0.3168 that were issued in connection with the sale of the 2006 Debentures.

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

If we fail to effect and maintain registration of the common stock issued or issuable pursuant to conversion of our debentures, or upon exercise of our warrants, we may be obligated to pay the investors of those securities liquidated damages.   We have various obligations to file and obtain the effectiveness of certain registration statements which include certain outstanding common stock and common stock underlying outstanding  debentures and common stock underlying the warrants. If we fail to meet any obligations we have to have effective and current registration statements available (including the current registration statement related to the common stock underlying our debentures and warrants), we may become obligated to pay liquidated damages to investors to the extent they may be entitled to such damages. In addition, pursuant to the amendments to the 2005 and 2006 financing documents described above, we are contractually obligated to file additional registration statements at various times in the future. Because of the SEC’s recent interpretation of Rule 415, we cannot offer any assurances that we will be able to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

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

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted. The regulatory process, particularly in the biotechnology field, is uncertain, can take many years and requires the expenditure of substantial resources. Biological drugs and non-biological drugs are rigorously regulated. In particular, proposed human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. We may never obtain regulatory approval to market our proposed products. For additional information about governmental regulations that will affect our planned and intended business operations, see “DESCRIPTION OF BUSINESS—Government Regulation” in our Annual Report on Form 10KSB for fiscal year 2006.

Our products may not receive FDA approval, which would prevent us from commercially marketing our products and producing revenues. The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We cannot yet accurately predict when we might first submit any Investigational New Drug, or IND, application to the FDA, or whether any such IND application would be granted on a timely basis, if at all, nor can we assure you that we will successfully complete any clinical trials in connection with any such IND application. Further, we cannot yet accurately predict when we might first submit any product license application for FDA approval or whether any such product license application would be granted on a timely basis, if at all. As a result, we cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue. For additional information about governmental regulations that will affect our planned and intended business operations, see “DESCRIPTION OF BUSINESS—Government Regulation” in our Annual Report on Form 10KSB for fiscal year 2006.

For-profit entities may be prohibited from benefiting from grant funding.   There has been much publicity about grant resources for stem cell research, including Proposition 71 in California, which is described more fully under the heading “DESCRIPTION OF BUSINESS—California Proposition 71” in our Annual Report on Form 10KSB for fiscal year 2006. There is ongoing litigation in California that may delay, or prevent the sale of State bonds that would fund the activities contemplated by California voters. In addition, rules and regulations related to any funding that may ultimately be provided, the type of entity that will be eligible for funding, the science to be funded, and funding details have not been finalized. As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to us, or any for-profit entity.

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

On February 5, 2007, we issued a warrant to purchase 300,000 shares of common stock at an exercise price of $0.96 per share to Steven Price in connection with consulting services provided to us by Mr. Price.

On February 5, 2007, the Company issued  800,000 shares of ‘restricted’ common stock to Infigen, Inc. at a per share price equal to $0.76 (the closing price on February 5, 2007) in connection with the execution of that certain Patent Assignment Agreement with Infigen, Inc.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit No.	Exhibit Description
10.1

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

10.2

Amendment No. 1, dated as of January 11, 2007, to the Securities Purchase Agreement, the Amortizing Convertible Debenture, and the Registration Rights Agreement, each dated August 30, 2006 (previously filed as Exhibit 10.97 to the Registrant’s Registration Statement on Form SB-2 filed on January 26, 2007 (File No. 333-140265) and incorporated by reference herein).

10.3

Patent Assignment Agreement between Advanced Cell Technology, Inc. and Infigen, Inc., dated February 5, 2007 (previously filed as Exhibit 10.98 to the Registrant’s Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).

10.4

Employment Agreement between Advanced Cell Technology, Inc. and Pedro Huertas, M.D., Ph.D., dated February 5, 2007 (previously filed as Exhibit 10.99 to the Registrant’s Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).

10.5

Research Services Agreement between Advanced Cell Technology, Inc. and Oregon Health & Science University, dated February 5, 2007 (previously filed as Exhibit 10.100 to the Registrant’s Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).

31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.
	By:	/s/ WILLIAM M. CALDWELL, IV
William M. Caldwell, IV
Chief Executive Officer
Dated: May 15, 2007

Exhibit Index

Exhibit No.	Exhibit Description
10.1

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

10.2

Amendment No. 1, dated as of January 11, 2007, to the Securities Purchase Agreement, the Amortizing Convertible Debenture, and the Registration Rights Agreement, each dated August 30, 2006 (previously filed as Exhibit 10.97 to the Registrant’s Registration Statement on Form SB-2 filed on January 26, 2007 (File No. 333-140265) and incorporated by reference herein).

10.3

Patent Assignment Agreement between Advanced Cell Technology, Inc. and Infigen, Inc., dated February 5, 2007 (previously filed as Exhibit 10.98 to the Registrant’s Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).

10.4

Employment Agreement between Advanced Cell Technology, Inc. and Pedro Huertas, M.D., Ph.D., dated February 5, 2007 (previously filed as Exhibit 10.99 to the Registrant’s Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).

10.5

Research Services Agreement between Advanced Cell Technology, Inc. and Oregon Health & Science University, dated February 5, 2007 (previously filed as Exhibit 10.100 to the Registrant’s Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).

31.1	Section 302 Certification of Chief Executive Officer.*
31.2	Section 302 Certification of Principal Financial Officer.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.*
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith