Form 10QSB
period 2007-06-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2007-08-14
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-QSB

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED June 30, 2007

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

Yes  ☒  No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 6, 2007:
Common Stock, $0.001 par value per share	62,621,037 shares

Transitional Small Business Disclosure format (check one)

Yes  ☐  No  ☒

ADVANCED CELL TECHNOLOGY, INC.
INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth on page 28 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I.

FINANCIAL INFORMATION

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
BALANCE SHEET

	June 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 769,587	$ 8,689,336
Accounts receivable, net of allowance for doubtful accounts of $0 and $236,399	28,397	66,319
Prepaid expenses	127,947	111,229
Deferred royalty fees, current portion	327,525	225,475
Total current assets	1,253,455	9,092,359
Property and equipment, net	931,006	1,081,680
Deferred royalty fees, less current portion	1,386,816	1,062,620
Deposits	143,841	133,841
Deferred issuance costs, net of amortization of $3,400,005 and $1,035,120	3,476,600	5,619,218
Total assets	$ 7,191,718	$ 16,989,718
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$ 3,253,479	$ 3,067,825
Accrued expenses	1,120,920	1,023,583
Deferred revenue, current portion	497,374	432,509
Interest payable	0	75,833
Advances payable—other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $1,377,274 and $3,713,554	2,968,064	7,354,706
2006 Convertible debenture and embedded derivatives (fair value $4,157,646 and $5,472,177)	3,273,470	3,971,543
Warrant and Option Derivatives—current portion	3,707,606	2,264,175
Capital leases—current portion	70,585	77,594
Notes payable—other	468,425	638,674
Total current liabilities	15,489,923	19,036,442
2005 Convertible debenture and embedded derivatives, less current portion and net of discounts of $124,334 and $1,571,332	267,943	3,112,029
2006 Convertible debenture and embedded derivatives, less current portion (fair value $8,315,293—unaudited, and $12,768,413)	6,546,939	9,266,933
Warrant and Option Derivatives, less current portion	6,391,096	12,987,967
Capital leases, less current portion	0	31,971
Deferred revenue, less current portion	1,783,167	2,096,700
Total liabilities	30,479,068	46,532,042
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 59,974,205 issued and outstanding	59,975	39,318
Additional paid-in capital	27,288,124	12,291,873
Accumulated deficit	(50,635,448)	(41,873,515)
Total stockholders’ deficit	(23,287,349)	(29,542,324)
Total liabilities and stockholders’ deficit	$ 7,191,718	$ 16,989,718

The accompanying notes are an integral part of these financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Revenue:
License fees and royalties	$274,326	$120,627	$398,669	$203,754
Cost of revenue	110,318	92,618	171,754	153,807
Gross profit	164,008	28,009	226,915	49,947
Operating expenses:
Research and development	2,828,842	2,617,207	6,477,930	4,425,773
Grant reimbursements	(9,597)	(162,662)	(67,179)	(363,567)
General and administrative	1,246,180	1,878,085	2,987,284	4,508,122
Total operating expenses	4,065,425	4,332,630	9,398,035	8,570,328
Loss from operations	(3,901,417)	(4,304,621)	(9,171,120)	(8,520,381)
Other income (expense):
Interest income	24,960	81,382	103,007	199,848
Gain on sale of asset	—	767,040		767,040
Gain on settlement of debt	193,862	—	193,862	—
Interest expense and late fees	(3,390,678)	(2,516,292)	(8,367,818)	(5,597,306)
Charges related to repricing of 2005 Convertible Debentures & Warrants	—	—	(843,277)	—
Adjustments to fair value of derivatives	18,242,544	15,267,101	9,323,413	27,258,778
Total other income (expense)	15,070,688	13,599,231	409,187	22,628,360
Net income / (Loss)	$11,169,271	$9,294,610	$(8,761,933)	$14,107,979
Basic earnings per share	$0.22	$0.38	$(0.18)	$0.57
Diluted earnings per share	$0.17	$0.16	$(0.18)	$0.25
Weighted average shares used in computation of earnings per share
Basic	51,114,251	24,478,469	48,925,339	24,830,321
Diluted	67,410,984	56,487,483	48,925,339	56,839,335

The accompanying notes are an integral part of these financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,761,933)	$14,107,979
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	189,813	101,998
Amortization of deferred charges	146,753	108,807
Amortization of deferred revenue	(248,669)	(166,253)
Stock based compensation	324,219	192,485
Amortization of deferred issuance costs	2,142,618	414,059
Warrants issued for services	—	331,827
Amortization of deferred compensation	—	48,290
Amortization of discounts	6,132,861	5,330,649
Gain (Loss) on extinguishment of debt	193,862
Adjustments to Fair Value of Derivatives	(9,323,414)	(27,258,778)
Repricing of 2005 Convertible Debentures and Warrants	843,277
Shares issued for legal fees	68,000	—
Shares issued for license fees	608,000	—
Shares issued for board fees	20,752	—
Shares issued to consultants	273,240	—
Shares issued to employees	406,850	—
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	37,922	86,627
Prepaid expenses	(16,718)	58,052
Deferred charges	(573,000)	(485,000)
Deposits	—	(27,149)
Increase (decrease) in:
Accounts payable and accrued expenses	89,142	(175,957)
Interest payable	(75,833)	22,500
Deferred revenue	—	37,500
Net cash used in operating activities	(7,522,258)	(7,272,364)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(39,139)	(478,126)
Payment of deposits	(10,000)	—
Net cash used in investing activities	(49,139)	(478,126)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	—	6,100
Payments on Convertible Debentures	(139,123)	(767,639)
Payments on notes and leases	(38,980)	(38,975)
Settlement payment	(170,249)	—
Net cash paid by financing activities	(348,352)	(800,514)
Net increase / (decrease) in cash	(7,919,749)	(8,551,004)
Cash and cash equivalents, beginning of period	8,689,336	13,857,901
Cash and cash equivalents, end of period	769,587	5,306,897
Cash paid for:
Interest	$5,008	$5,013
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Supplemental schedule of non-cash financing activities:

During the six months ended June 30, 2007:

The Company issued approximately 5,209,598 shares of common stock in redemption of convertible debentures with a face value of approximately $3,290,000.

The Company issued approximately 14,010,870 shares of common stock in conversion of convertible debentures with a face value of approximately $7,638,000.

The Company issued approximately 36,000 shares of common stock in payment of board fees of approximately $21,000.

The Company issued approximately 800,00 shares of common stock in payment of license fees of $608,000.

The Company issued approximately 515,000 shares of common stock in payment of employee bonuses of $407,000.

The Company issued approximately 85,000 shares of common stock in settlement of legal fees of  apporximately $68,000.

The Company also paid cash in $50,000. $311,381 worth of liabilities were settled, resulting in a gain of $193,862.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
STATEMENT OF STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2007 (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2006	39,318,070	$39,318	$12,291,873	$(41,873,515)	$(29,542,324)
Convertible debenture redemption	5,209,598	5,210	3,284,297	—	3,289,507
Convertible debenture conversion	14,010,628	14,011	10,285,569	—	10,299,580
Issuance of stock in payment of board fees	35,909	36	20,716	0	20,752
Stock based compensation	—	—	324,219	—	324,219
Issuance of stock in payment of license fees	800,000	800	607,200	—	608,000
Issuance of stock in payment of employee bonuses	515,000	515	406,335	—	406,850
Issuance of stock in payment of legal fees	85,000	85	67,915	—	68,000
Net loss for the six months ended June 30, 2007	—	—	0	$(8,761,933)	(8,761,933)
Balance at June 30, 2007	59,974,205	$59,975	$27,288,124	$(50,635,448)	$(23,287,349)

The accompanying notes are an integral part of these financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO FINANCIAL STATEMENTS
June 30, 2007
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

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. The Company will thus be able to continue as a going concern and fund cash requirements for operations through September 30, 2007, with current cash reserves, including the proceeds of the bridge financing described in Note 13—Subsequent Events. Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

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

In the first six months of 2007, management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•       Management anticipates raising additional future short-term and/or long-term capital from its current convertible debenture holders, or other financing sources, that will be used to fund any capital shortfalls. The terms of any financing will likely be negotiated based upon current market terms for similar financings. Except for the interim bridge financing disclosed in Note 13—Subsequent Events, no commitments have been received for additional investment and no assurances can be given that this financing will ultimately be completed.

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

Stock Based Compensation—At June 30, 2007 we had two stock-based employee compensation plans, which are described more fully in Note 9—Stock Based Compensation.

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

For the three months ended June 30, 2007, approximately 58,000,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

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

Effective January 1, 2007, Advanced Cell Technology adopted FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term “effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying Financial Statements.

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

Under the terms of the agreements, principal amounts owed under the debentures became due and payable commencing six months following closing of the transaction. This term was changed to twelve months under the terms of the an amendment signed in January 2007. At that time, and each month thereafter, the Company is required to either repay 1/30 of the outstanding balance owed in cash, or convert the amount due into common stock at the lesser of $0.288 per share or 70% of the prior ten days’ average closing stock price, immediately preceding the redemption. The agreements also provide that the Company may force conversion of outstanding amounts owed under the debentures into common stock, if the Company has met conditions and milestones identified above, and, additionally, has a stock price for 20 consecutive trading days that exceeds 200% of the conversion price.

The agreement included a number of other embedded derivative instruments, and the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures, and related embedded derivatives, as of September 6, 2006. The fair value of the debentures and related derivative instruments was valued using a combination of Binomial and Black Scholes models, resulting in a fair value of $22,200,000. The excess of this value over the face value of the Convertible Debentures was recorded through the results of operations as a debit to Charges Related to Issuance of Convertible Debentures.

The 2006 Convertible debentures and related embedded derivatives outstanding at June 30, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $8,162,000 which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

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

The following table summarizes the 2006 Convertible Debentures and discounts outstanding at June 30, 2007 (unaudited):

2006 Convertible debentures at fair value	$12,472,940
Warrant derivative discount	(1,739,346)
Original issue discount	(913,185)
Net convertible debentures	9,820,409
Less current portion	(3,273,470)
2006 Convertible debentures and embedded derivatives-long term	$6,546,939

As of June 30, 2007, the outstanding principle amount for the 2006 Convertible Debentures is $8,485,034.

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

The agreement included a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following summarizes the fair values of embedded derivatives at December 31, 2006 and June 30, 2007, followed by a description of the valuation methodology utilized to determine fair values:

Embedded Derivative Liability (Asset)	Fair value December 31, 2006	Fair value June 30, 2007
		(unaudited)
Conversion feature	$1,104,414	$298,064
Anti-dilution protection	2,107,767	524,459
Default provisions	46,692	7,959
Right to provide future financing	0	0
Company right to force conversion	(185,091)	(45,964)
	$3,070,782	$784,518

The fair value of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price of $0.43 at June 30, 2007 (2) exercise price equal to the $0.90 conversion price (3) volatility based upon the Company’s stock trading of 198% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 4.91%, and (5) duration of the note as an amortizing debenture of approximately 0.22 years, based upon present values.

The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date of $0.43 (2) exercise price equal to the $0.90 conversion price (3) volatility based upon the Company’s stock trading of 198% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 4.91% and (5) duration of the note as an amortizing debenture of approximately 0.22 years based upon present values.

The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

The fair value of the derivative asset related to the Company’s right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation date of $0.43 (2) exercise price of $1.80 per share which is required for the forced conversion (3) volatility based upon the Company’s stock trading of 198% (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 4.91% and (5) duration of the note as an amortizing debenture of approximately 0.22 years based upon present values.

During the three months ended June 30, 2007 , a decrease in the fair value of the embedded derivative amounts of approximately $1,025,000 was recorded through results of operations as Adjustment to Fair Value of Derivatives.

During the three months ended June 30, 2007 , the Company recorded approximately $682,000 as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative, and other embedded derivatives identified above.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the three months ended June 30, 2007 was approximately $110,000.

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

The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at June 30, 2007 :

2005 Convertible debentures at $0.90 at face	$3,953,097
Discounts on debentures:
Original issue discount	(367,234)
Conversion feature derivative	(622,155)
Warrant derivative	(488,473)
Other derivatives	(23,746)
Net convertible debentures	2,451,489
Embedded derivatives	784,518
2005 Convertible debentures and embedded derivatives	3,236,007
Less current portion	(2,968,064)
2005 Convertible debentures and embedded derivatives- long term	$267,943

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

At June 30, 2007 the fair value of each instrument was computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 155% (3) risk-free interest rate of approximately 4.92% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $10,099,000. As a result, for the three months ended June 30, 2007 the Company recorded approximately $10,600,000 as a credit to Adjustment to Fair Value of Derivatives.

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

The carrying value of the remaining 2005 debenture warrant derivatives at June 30, 2007 has been adjusted to reflect “fair value” of approximately $770,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 155%, (3) risk-free interest rate of 4.89%, and (4) expected remaining life of 3.00 years. This resulted in an additional decrease in the fair value of the warrant derivative liability of approximately $775,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

The carrying value of the replacement warrant derivatives at June 30, 2007 has been adjusted to reflect “fair value” of approximately $1,700,00 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 155%, (3) risk-free interest rate of 4.92%, and (4) expected remaining life of 4.25. This resulted in a decrease in the fair value of the warrant derivative liability of approximately $1,538,000 which was recorded as a credit to Adjustment to Fair Value of Derivatives in the results of operations for the three months ended June 30, 2007.

The carrying value of the January 2005 financing warrant derivatives at June 30, 2007 have been adjusted to reflect fair value of approximately $1,188,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 155%, (3) risk-free interest rate of 4.89%, and (4) expected remaining life of 1.50 years. This resulted in an additional decrease in the fair value of the warrant derivative liability of approximately $1,608,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

The carrying value of the broker dealer warrant derivatives at June 30, 2007 have been adjusted to reflect fair value of approximately $1,801,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 155%, (3) risk-free interest rate of 4.89%, and (4) expected remaining life of 4.25 years. This resulted in a decrease in the fair value of the warrant derivative liability of approximately $1,578,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

The carrying value of the remaining warrant derivatives at June 30, 2007 have been adjusted to reflect fair value of approximately $2,882,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 155%, (3) risk-free interest rate ranging from 4.25% to 4.89%, and (4) expected remaining life ranging from .25 years to 4.25 years. This resulted in a decrease in the fair value of the warrant derivative liability of approximately $3,557,000 which was recorded through results of operations as a credit to Adjustments to Fair Value of Derivatives.

6.                 ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

The following table summarizes the components of the Adjustment to Fair Value of Derivatives which were recorded as charges to results of operations in the quarter ended June 30, 2007. The table summarizes by category of derivative liability the impact from market changes during the quarter and impact of additional investments.

	“Market”	Total F.V.
	F.V. Adj	Adjustment
PIPE Hybrid instrument (September 2006)	(6,596,473)	(6,596,473)
Embedded PIPE derivatives (September 2005)	(1,024,757)	(1,024,757)
Original Warrants PIPE (September 2005)	(775,201)	(775,201)
Other Warrant derivatives	(9,846,113)	(9,846,113)
	(18,242,544)	(18,242,544)

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

8.                 STOCKHOLDERS’ EQUITY TRANSACTIONS

We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock we are authorized to issue is 50,000,000 par value $0.001 per share. The total number of shares of Common Stock we are authorized to issue is 500,000,000, par value $0.001 per share. We had no Preferred Stock outstanding as of June 30, 2007. We had 59,974,205  shares of Common Stock outstanding as of June 30, 2007.

In January 2007, the Company issued 300,000 warrants to purchase common stock at $0.96 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $225,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 165%, (3) risk-free interest rate of 4.90%, and (4) expected life of 4.0 years. This warrant is classified as a warrant derivative.

In January 2007, the Company issued 35,909 fully vested shares of Common Stock as consideration for service on the Company’s Board of Directors and Audit Committee. These shares are valued at market price on date of grant.

In January 2007, the Company issued 515,000 share of Common Stock, valued at $407,000, to employees. These shares are fully vested at issuance and are valued at fair market proce on date of grant.

In February 2007, the Company issued 800,00 shares of Common Stock, valued at $608,000 based upon the closing price per share on the date of issuance, to Infigen, Inc. in connection with the execution of a Patent Assignment Agreement. The Company recorded the $608,000 as deferred royalty fees and will amortize over an estimated useful life of 10 years.

In April 2007, the Company issued 85,000 shares of common stock in settlement of legal fees of approximately $68,000. The shares were valued at the closing price per share on the date of issuance.

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

The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) Expected dividends on the underlying shares over the remaining term of the option are based upon historical dividend data (2) The expected volatility of the price of the underlying shares over the expected term of the option is based upon historical share price data (3) The expected term of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate.

				Weighted
	Shares	Stock		Average	Weighted	Aggregate
	Available	Options	Price Per	Exercise	Average	Intrinsic
	For Grant	Outstanding	Share	Price	Life	Value
Balance at December 31, 2006	478,137	13,656,976	$0.05-$2.48	$0.71	8.2 years
Annual increase pursuant to plan	1,965,963	—	—	—	—
Options granted	(1,300,000)	1,300,000	$0.76	$0.76	9.8 years
Stock Awards	(515,000)		$—	$—
Balance at June 30, 2007	629,100	14,956,976	$0.05-$2.48	$0.74	8.2 years	3,983,000

Aggregate option activity for the 2004 and 2005 stock option plans is as follows:

As of June 30,  2007 and December 31, 2006, there were 8,720,879 and 7,503,665 exercisable options outstanding at a weighted average exercise price per share of $0.72 and $0.61, respectively, and with a weighted average life of 8.25 years and 8.40 years respectively.

During the period, no options were forfeited or exercised. The aggregate intrinsic value of all options vested is approximately $1,847,000. All fully vested options in the Company are exercisable.

The fair value of all options vested during the year ended December 2006 and the six months ended June 30, 2007 was $522,516 and $344,984 respectively.

For the three and six months ended March 31, 2007 and June 30,  2007, a charge of approximately $35,000 and $35,000, and $180,000 and $94,000 respectively was recorded through results of operations as General and Administrative and Research and Development expense related to share based compensation. These amounts were calculated using a pre-vesting forfeiture rate of 13%, based on historical employee turnover and forfeiture data.

A summary of the status of unvested employee stock options as of June 30, 2007 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2006	3,416,398	$0.22
Granted	1,300,000	$0.69
Vested	(1,217,212)	$0.26
Unvested at June 30, 2007	3,499,186	$0.38

As of June 30, 2007 , the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.4  million, which will be amortized over the weighted-average remaining requisite service period of 4.0 years.

10.          COMMITMENTS AND CONTINGENCIES

We are a party to a license agreement with the University of Massachusetts, as amended from time to time (the “UMass License”). Under the UMass License, we were granted certain exclusive rights to license and sublicense certain products and services invented as part of the collaborative effort. The term of the UMass License extends to the later of the expiration of the related patents currently 2021, or April 16, 2006. We are required to pay royalties ranging from 2.5% to 4.5% of net sales of licensed products and services, as defined. Minimum royalties of $45,000 per year must be paid to UMass. For 2006 and 2007, we have paid only the minimum royalty required. Additionally, we are required to pay sublicense fees of 18% for sublicense income, as defined. We are required to spend a minimum annual amount of $200,000 on research and development. The Company did, in fact, fulfill this requirement.

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

In March 2006 we entered into an exclusive sublicense agreement with TranXenoGen, Inc. whereby we are the exclusive licensee of certain of TranXenoGen’s technology and intellectual property. Pursuant to this agreement we issued 163,399 shares of common stock with a fair value of approximately $239,000 and made a cash payment during the first quarter of 2006 of $140,000. We had previously paid $20,000 as an option payment related to the TranXenoGen technology. The total value paid for this license agreement of $399,000 has been capitalized and will be amortized over the life of the underlying intellectual property, estimated to be approximately seven years.

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

Year 1	$550,967
Year 2	242,670
Year 3	206,472

During 2005, the Company entered into a lease for laboratory equipment commencing November 29, 2005 and expiring May 31, 2008. Annual minimum lease payments are as follows:

2007	53,459
2008	36,655
90,114
Imputed interest	(12,520)
Net asset value	77,594
Less current portion	(77,594)
Long-term commitment under capital lease	$0

Rent expense recorded in the financial statements for the three month and six month period ended June 30, 2007 and 2006 was approximately $324,000, $652,249, $326,000 and $416,348, respectively.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. As a result of the implementation of FIN 48, the Company reduced its net operating loss carryforward by $1,550,000. This reduction of the net operating loss carryforward translated into a reduction of the gross deferred tax asset of $658,500 , with a corresponding reduction of the valuation allowance against that deferred tax asset. Due to the offsetting effect of the reduction of the valuation allowance, the adoption of Interpretation No. 48 had no impact on the Company’s balance sheets or statements of operations.

Included in the deferred tax balance at June 30, 2007 are $4.4 million of tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of the valuation allowance, the disallowance of the shorter deductibility period would not affect the annual effective tax rate.

As the Company has significant net operating loss carryforwards, even if certain of the Company’s tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

12.          GAIN ON SETTLEMENT WITH ROTHWELL FIGG

In April, 2007, the Company settled outstanding payable amounts to Rothwell Figg. In total, $311,381worth of liabilites were settled. As part of the settlement, the Company issued 85,000 shares worth a total of $68,000, and made three monthly payments totaling $50,000. As a result, the Company recognized a gain on this transaction totaling $193,861.

13.          SUBSEQUENT EVENTS

In July  2007, the Company made its monthly redemptions of convertible debentures described in Note 4. The terms of the agreement provide for payment in cash or stock at the company’s discretion. In connection with the July redemption, the Company issued approximately 983,149  shares of common stock and redeemed approximately $501,406  in Notes Payable.

In August  2007, the Company made its monthly redemptions of convertible debentures described in Note 4. In connection with the August  redemptions, the Company issued approximately 1,176,370  shares of common stock and redeemed approximately $399,966 in Notes Payable.

At June 30, 2007, approximately 220,297  of the shares related to the July  redemption had been preliminarily issued by the transfer agent in accordance with the terms of the debenture agreement. Such shares are not reflected as issued and outstanding by the company prior to finalizing share and cash payments in connection with the redemption in July 2007.

On July 31, 2007, the Company entered into a definitive merger agreement pursuant to which a wholly owned subsidiary of the Company will merge with and into Mytogen, with Mytogen as the surviving entity. With the definitive merger agreement approved and executed by both parties, the Company and Mytogen anticipate closing the transaction within ten days following the satisfaction of certain closing conditions, which to date have not yet been satisfied. The merger agreement provides for an aggregated purchase consideration of 8,064,516 restricted shares of the Company’s common stock, plus the assumption of certain Mytogen liabilities. Mytogen shareholders will also receive a warrant to purchase an additional 1.5 million shares of the Company’s common stock at $0.75 subject to the achievement of certain milestones.

On August 14, 2007, certain existing investors of the Company advanced $300,000 to the Company pursuant to a bridge loan commitment.  The bridge loan commitment entered into on August 14, 2007 provides a total of up to $600,000 of interim bridge financing to the Company structured in the form of a convertible note with draws to be made in the Company’s discretion.  Such bridge financing shall be used to fund the working capital needs of the Company while the Company continues to seek long-term financing over the course of the next several weeks.

ITEM 2.                MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth below on page 28 for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Stock Based Compensation—At June 30, 2007 we had two stock-based employee compensation plans, which are described more fully in Note 8—Stock Based Compensation.

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

Effective January 1, 2007, Advanced Cell Technology adopted FSP No. FIN 48-1, “Definition of Settlement in FASB Interpretation No. 48,” (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term

“effectively settled” replaces the term “ultimately settled” when used to describe recognition, and the terms “settlement” or “settled” replace the terms “ultimate settlement” or “ultimately settled” when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying Financial Statements.

RESULTS OF OPERATIONS

Three and six months ended June 30, 2007 and 2006

Revenues

Revenues for the three and six months ended June 30, 2007 and 2006 were approximately $274,000, $399,000, $121,000, and $204,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The increase in revenue in current periods was due to new licenses being granted.

Research and Development Expenses and Grant Reimbursements

Research and development expenses for the three and six months ended June 30, 2007 and 2006 were approximately $2,829,000, $6,478,000, $2,617,000, and $4,426,000 respectively. The increase in expenses in the current periods, which consist mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, relate principally to increased staffing and spending for scientific research.

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

Grant reimbursements for the three and six months ended June 30, 2007 and 2006 were approximately $9,600, $67,000, $163,000 and $364,000 respectively. The 2006 amounts represent approved reimbursements pursuant the grant from National Institutes of Science and Technology. This grant expired in May 2006. The 2007 grant amount is from the Small Business Technology Transfer Program.

General and Administrative Expenses

General and administrative expenses for the three and six months ended June 30 2007 and 2006 were approximately $1,246,000, $2,987,000, $1,878,000 and $4,508,000 respectively. Expenses for the three month period versus the same period last year have decreased primarily as a result of decreased general and administrative infrastructure costs and legal fees.

Other Income (Expense)

Other income (expense) for the three and six months ended June 30, 2007 and 2006 were approximately $15,071,000, $409,000, $13,599,000 and $22,628,000, respectively. The increase in other expense in the three months ended June 30, 2007, compared to other income in the prior periods, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financing and the Charges related to issuance of Convertible Debentures. The increase in interest expense in the six months ended June 2007, compared to interest expense in the prior periods relates primarily to interest recorded in connection with the convertible debentures.

Net Income (Loss)

Net income (loss) for the three and six months ended June 30, 2007and 2006 was approximately $11,169,000, ($8,762,000), $9,295,000, and $14,108,000 respectively. The decrease in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures and charges related to issuance of Convertible Debentures along with increased general and administrative and research and development expenses, as well as decreased grant reimbursements.

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

Cash and cash equivalents at June 30, 2007 and December 31, 2006 were approximately $770,000 and $8,689,000, respectively. The decrease in the current period is primarily the result of operational cash expenditures.

Our cash and cash equivalents are limited. We currently have cash and cash equivalents of approximately $330,000 as of August 14, 2007. Our current cash is anticipated to be sufficient to fund our operations only through September 30, 2007. We will require substantial additional funding to continue operations thereafter. We are currently seeking additional debt and equity financing to satisfy these immediate liquidity needs.

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

We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.   We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit that raise substantial doubt about the Company’s ability to continue as a going concern. We do not believe that our cash from all sources, including cash, cash equivalents, the bridge financing described in Note 13—Subsequent Events, and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations beyond September 30, 2007 without raising additional financing.

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

Risks Relating to the September 2005 and September 2006 Financings

If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.   We have outstanding, as of August 1, 2007, $11,396,412 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187% with $8,344,687 in 2006 Debentures and $3,051,725 in 2005 Debentures. We are required to redeem on a monthly basis, by payment with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures. Unless waived by the holders of the debentures, in order to redeem with shares of our common stock we must satisfy certain conditions which have yet to be satisfied, including such conditions as the listing of our shares of common stock on either the NASDAQ National Market, the NASDAQ Small Cap Market, or the American Stock Exchange. These monthly payments will impact the amount of working capital available to us.

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

There are a large number of shares underlying our convertible debentures in full, and warrants that are registered and available for sale and the sale of these shares may depress the market price of our common stock. As of August 1, 2007, we had:

•       certain outstanding 2005 Debentures that may be converted into an estimated 3,390,806 shares of common stock based on a conversion price of $0.90, and

•       outstanding 2005 Warrants to purchase 1,463,223 shares of common stock with an exercise price of $0.95 that were issued in connection with the sale of the 2005 Debentures, and

•       outstanding 2006 Debentures that may be converted into an estimated 28,974,607 shares of common stock based on a conversion price of $0.288, and

•       outstanding 2006 Warrants to purchase 19,064,670 shares of common stock with an exercise price of $0.3168 that were issued in connection with the sale of the 2006 Debentures, and

•       outstanding replacement warrants to purchase 4,541,672 shares of common stock with an exercise price of $0.95, and

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

In addition, we have formed research collaborations with academic and other research institutions throughout the world. These research facilities may have commitments to other commercial and non-

commercial entities. We have limited control over the operations of these laboratories and can expect only limited amounts of time to be dedicated to our research goals.

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

We depend on key personnel for our continued operations and future success, and a loss of certain key personnel could significantly hinder our ability to move forward with our business plan.   Because of the specialized nature of our business, we are highly dependent on our ability to identify, hire, train and retain highly qualified scientific and technical personnel for the research and development activities we conduct or sponsor. The loss of one or more certain key executive officers would be significantly detrimental to us. In addition, recruiting and retaining qualified scientific personnel to perform research and development work is critical to our success. Our anticipated growth and expansion into areas and activities requiring additional expertise, such as clinical testing, regulatory compliance, manufacturing and marketing, will require the addition of new management personnel and the development of additional expertise by existing management personnel. There is intense competition for qualified personnel in the areas of our present and planned activities, and there can be no assurance that we will be able to continue to attract and retain the qualified personnel necessary for the development of our business. The failure to attract and retain such personnel or to develop such expertise would adversely affect our business.

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

We face risks related to compliance with corporate governance laws and financial reporting standards.   The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 requires that by the end of 2007 our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. In 2008 our independent registered public accounting firm may be required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of our internal control over financial reporting.

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

We may also sell a substantial number of additional shares of our common stock in connection with a private placement or public offering of shares of our common stock (or other series or class of capital stock to be designated in the future). The terms of any such private placement would likely require us to register the resale of any shares of capital stock issued or issuable in the transaction. We have also issued common stock to certain parties, such as vendors and service providers, as payment for products and services. Under these arrangements, we may agree to register the shares for resale soon after their issuance. We may also continue to pay for certain goods and services with equity, which would dilute each stockholder’s interest in the company.

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

ITEM 3.                CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the fiscal quarter covered by this quarterly report on Form 10-QSB. Based on such evaluation, our principal executive officer has concluded that such disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.

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

PART II. OTHER INFORMATION

ITEM 1.                LEGAL PROCEEDINGS

None.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

The Company has not received the necessary consents to the bridge financing described in Note 13—Subsequent Events from the holders of its 2005 and 2006 Convertible Debentures. In the event all required consents are not obtained within a maximum of ten (10) trading days following August 14, 2007, entering into the bridge financing will constitute an event of default under the 2005 and 2006 Convertible Debentures.

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.                EXHIBITS

Exhibit No.	Exhibit Description
10.1	Commercial Products Addendum by and between the Company and Wisconsin Alumni Research Foundation dated May 2, 2007*
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Accounting Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350*

*                    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.
	By:	/s/ WILLIAM M. CALDWELL, IV
William M. Caldwell, IV
Chief Executive Officer
Dated: August 14, 2007

Exhibit Index

Exhibit No.	Exhibit Description
10.1	Commercial Products Addendum by and between the Company and Wisconsin Alumni Research Foundation dated May 2, 2007*
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Accounting Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350*

*                    Filed herewith