Form 10QSB
period 2007-09-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2007-11-14
CIK 1140098

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE PERIOD ENDED SEPTEMBER 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NUMBER 0-50295

ADVANCED CELL TECHNOLOGY, INC.
(EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)

DELAWARE (STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	87-0656515 (I.R.S. EMPLOYER IDENTIFICATION NO.)
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

        Yes ☒    No ☐

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 1, 2007:
Common Stock, $0.001 par value per share	81,333,064 shares

        Transitional Small Business Disclosure format (check one)

        Yes ☐    No ☒

ADVANCED CELL TECHNOLOGY, INC.

INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
ITEM 3. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS
SIGNATURE

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Quarterly Report on Form 10-QSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "budgets," "potential," "continue" and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See "RISK FACTORS THAT MAY AFFECT OUR BUSINESS" set forth on page 31 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I.    FINANCIAL INFORMATION

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

BALANCE SHEET

	September 30, 2007	December 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,682,572	$8,689,336
Accounts receivable, net of allowance for doubtful accounts of $0 and $236,399	28,397	66,319
Prepaid expenses	98,182	111,229
Deferred royalty fees, current portion	313,775	225,475

Total current assets	7,122,925	9,092,359
Property and equipment, net	1,237,759	1,081,680
Deferred royalty fees, less current portion	1,315,248	1,062,620
Deposits	128,841	133,841
Deferred issuance costs, net of amortization of $4,077,372 and $1,035,120	5,826,401	5,619,218

Total assets	$15,631,174	$16,989,718

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,974,992	$3,067,825
Accrued expenses	1,151,524	1,023,583
Deferred revenue, current portion	497,374	432,509
Interest payable	0	75,833
Advances payable—other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $1,101,322 and $3,713,554	1,976,205	7,354,706
2006 Convertible debenture and embedded derivatives (fair value $2,248,924 and $5,472,177)	1,804,993	3,971,543
2007 Convertible debenture and embedded derivative (fair value of $2,749,951)	481,161
Warrant and Option Derivatives—current portion	595,169	2,264,175
Capital leases—current portion	51,095	77,594
Notes payable—other	468,425	638,674

Total current liabilities	13,130,936	19,036,442
2005 Convertible debenture and embedded derivatives, less current portion and net of discounts of $0 and $1,571,332	0	3,112,029
2006 Convertible debenture and embedded derivatives, less current portion (fair value $7,389,322—unaudited, and $12,768,413)	5,930,692	9,266,933
2007 Convertible debenture and embedded derivative less current portion (fair value of $9,035,553)	1,580,958
Warrant and Option Derivatives, less current portion	19,854,865	12,987,967
Capital leases, less current portion	0	31,971
Deferred revenue, less current portion	1,658,829	2,096,700

Total liabilities	42,156,280	46,532,042

Commitments and contingencies	—	—
Stockholders' deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 75,465,805 issued and outstanding	75,466	39,318
Additional paid-in capital	32,185,904	12,291,873
Accumulated deficit	(58,786,476)	(41,873,515)

Total stockholders' deficit	(26,525,106)	(29,542,324)

Total liabilities and stockholders' deficit	$15,631,174	$16,989,718

The accompanying notes are an integral part of these financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue:
License fees and royalties	$124,337	$128,960	$523,006	$332,714
Cost of revenue	85,319	67,617	257,073	221,424

Gross profit	39,018	61,343	265,933	111,290

Operating expenses:
Research and development	2,987,420	2,586,482	9,465,350	7,012,255
In process research and development	3,758,838	—	3,758,838	—
Grant reimbursements	—	(5,879)	(67,179)	(369,446)
General and administrative	1,617,683	1,336,939	4,604,967	5,845,061

Total operating expenses	8,363,941	3,917,542	17,761,977	12,487,870

Loss from operations	(8,324,923)	(3,856,199)	(17,496,044)	(12,376,580)

Other income (expense):
Interest income	20,042	90,105	123,049	289,953
Gain on sale of asset	—	—		767,040
Loss on extinguishment of debt	—	(263,464)	—	(263,464)
Gain on settlement of debt	—	—	193,862	—
Interest expense and late fees	(2,106,741)	(2,839,572)	(10,474,559)	(8,436,878)
Charges related to issuance of Convertible Debentures & Warrants	—	(11,168,629)	—	(11,168,629)
Charges related to repricing of 2005 Convertible Debentures & Warrants	—	(7,501,060)	(843,277)	(7,501,060)
Adjustments to fair value of derivatives	6,132,251	(5,075,387)	15,455,664	22,183,391
Charges related to issuance of 2007 Convertible Debentures & Warrants	(3,871,656)	—	(3,871,656)	—

Total other income (expense)	173,896	(26,758,007)	583,083	(4,129,647)

Net income/(Loss)	$(8,151,027)	$(30,614,206)	$(16,912,961)	$(16,506,227)

Basic earnings per share	$(0.17)	$(1.08)	$(0.43)	$(0.63)

Weighted average shares used in computation of earnings per share
Basic	47,109,090	28,257,749	39,275,901	26,209,324

The accompanying notes are an integral part of these financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,912,961)	$(16,506,227)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	285,878	175,793
Amortization of deferred charges	227,006	80,770
Amortization of deferred revenue	(373,006)	(295,214)
Stock based compensation	447,990	506,648
Amortization of deferred issuance costs	2,791,957	721,321
Shares issued for services		—
Warrants issued for services	—	331,827
Amortization of deferred compensation	—	—
Charges related to issuance of 2007 debentures	3,871,656	—
Amortization of discounts	7,770,345	7,674,870
Gain on extinguishment of debt	(193,862)	263,464
Adjustments to Fair Value of Derivatives	(15,455,664)	(22,183,391)
Repricing of 2005 Convertible Debentures and Warrants	843,277	7,501,060
Issuance of Convertible Debentures		11,168,629
Shares issued for legal services	68,000
Shares issued for license fees	608,000
Shares issued for board fees	20,752
Warrants issued to consultants	681,941
Shares issued to employees	406,850
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	37,922	52,660
Prepaid expenses	13,047	79,385
Deferred charges	(567,933)	—
Deposits	—	(30,649)
Increase (decrease) in:
Accounts payable and accrued expenses	1,298,801	156,793
Interest payable	(75,833)	(11,937)
Deferred revenue	—	537,500

Net cash used in operating activities	(14,205,837)	(9,776,698)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,123)	(540,193)
Payment of deposits	5,000	—
Charges related to Mytogen acquisition	3,758,838	—

Net cash used in investing activities	3,718,735	(540,193)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes	—	7,966,125
Proceeds from exercise of warrants	—	4,320,687
Payments on Convertible Debentures	(139,123)	(2,047,735)
Proceeds from 2007 Convertible Debentures, net of costs of $1,151,800	8,848,200	—
Payments on notes and leases	(58,470)	(658,464)
Settlement payment	(170,249)	—

Net cash paid by financing activities	8,480,358	9,580,613

Net increase / (decrease) in cash	(2,006,764)	(736,278)
Cash and cash equivalents, beginning of period	8,689,336	13,857,901

Cash and cash equivalents, end of period	6,682,572	13,121,623

Cash paid for:
Interest	$5,008	$5,013
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements

Supplemental schedule of non-cash financing activities:

During the nine months ended September 30, 2007:

        The Company issued approximately 10,189,994 shares of common stock in redemption of convertible debentures with a face value of approximately $5,073,000

        The Company issued approximately 16,457,315 shares of common stock in conversion of convertible debentures with a face value of approximately $8,343,000

        The Company issued approximately 36,000 shares of common stock in payment of board fees of approximately $21,000.

        The Company issued approximately 800,000 shares of common stock in payment of license fees of $608,000.

        The Company issued approximately 515,000 shares of common stock in payment of employee bonuses of $407,000.

        The Company issued approximately 85,000 shares of common stock in settlement of legal fees of approximately $68,000.

        The Company issued approximately 8,000,000 shares of common stock in acquisition of Mytogen.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)

	Common Stock
			Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2006	39,318,070	$39,318	$12,291,873	$(41,873,515)	$(29,542,324)
Convertible Debenture Redemption	10,189,994	10,190	4,923,575	0	4,933,765
Convertible Debenture Conversion	16,457,315	16,457	11,009,009	0	11,025,466
Issuance of stock in payment of board fees	35,909	36	20,716	0	20,752
Stock based compensation	—	—	447,990	—	447,990
Issuance of stock in payment of license fees	800,000	800	607,200	—	608,000
Issuance of stock in payment of employee bonuses	515,000	515	406,335	—	406,850
Issuance of stock in payment of legal fees	85,000	85	67,915	—	68,000
Issuance of stock in acquisition of Mytogen	8,064,517	8,064	2,411,291	—	2,419,355
Net loss for the nine months ended September 30, 2007	—	—	0	$(16,912,961)	(16,912,961)

Balance at September 30, 2007	75,465,805	$75,466	$32,185,904	$(58,786,476)	$(26,525,106)

The accompanying notes are an integral part of these financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO FINANCIAL STATEMENTS

September 30, 2007

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

Nature of Business

        The Company is a biotechnology company focused on developing and commercializing human embryonic and adult stem cell technology in the emerging field of regenerative medicine. Principal activities to date have included obtaining financing, securing operating facilities and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

Going Concern

        As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders' deficit and current liabilities exceed current assets. The Company will thus not be able to continue as a going concern and fund cash requirements for operations through June 30, 2008 with current cash reserves. As more fully described in Note 3—Convertible Debentures—2007, the Company was able to raise cash in the quarter ended September 30, 2007. Notwithstanding success in raising capital, there continues to be substantial doubt about the Company's ability to continue as a going concern.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

        Over the next nine months, management intends to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

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

  •
  Management will continue to pursue licensing opportunities of the Company's extensive intellectual property portfolio.

2. SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") including those for interim financial information and with the instructions for Form 10-QSB and Article 10 of Regulation S-X issued by the Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the SEC on March 19, 2007.

        Use of Estimates—These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes and binomial lattice model calculations used to value derivative instruments discussed below under "Valuation of Derivative Instruments". In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments to compensation to employees, directors, consultants and investment banks, the useful lives of our fixed assets and our allowance for bad debts. Actual results could differ from those estimates.

        Reclassifications—Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications have no effect on the recorded net loss.

        Valuation of Derivative Instruments—FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, "Accounting for Certain Hybrid Financial Instruments" requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting proscribed in FAS 155 to account for the 2006 Convertible Debentures described below in Note 4—Convertible Debentures 2006. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

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

        Net Loss Per Share—We use FAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

        For the three months ended September 30, 2007, approximately 58,000,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. There were 23,000,000 potentially dilutive shares at September 30, 2006.

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

Recent Accounting Pronouncements

        Effective January 1, 2007, the Company adopted FSP No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying financial statements.

3. CONVERTIBLE DEBENTURES—2007

        On August 31, 2007 we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $12,550,000 principal amount of convertible debentures with an original issue discount of $2,550,000 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $10,000,000. The convertible debentures are convertible at the option of the holders into 36,911,765 shares of Common Stock at a fixed conversion price of $0.34 per share, subject to anti-dilution and other customary adjustments. In connection with the Securities Purchase Agreement, we also issued warrants to purchase an aggregate of 43,240,655 shares of our Common Stock. The term of the warrants is five years and the exercise price is $0.38 per share, subject to anti-dilution and other customary adjustments. The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and exercise the additional investment right and receive shares of our Common Stock such that the number of shares of our Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of our then issued and outstanding shares of our Common Stock.

        The agreements entered into provide that the Company will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement, or if the Company fails to timely execute stock trading activity.

        Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction. At that time. And each month thereafter, the Company is required to either repay 1/30 of the outstanding balance owed in common stock at the lesser of $0.34 per share or 80% of the prior ten day's average closing stock price, immediately preceeding the redemption. The agreements also provide that the Company may force conversion of outstanding amounts owed under the debentures into comoon stock, if the Company has met certain conditions and milestones, and additionally, has a stock price for 20 consecutive trading days that exceeds 200% of the conversion price.

        The agreement included a number of other embedded derivative instruments, and the Company has complied with the provisions of FAS 155 "Accounting for Certain Hybrid Financial Instruments", and recorded the fair value of the convertible debentures, and related embedded derivatives, as of August 31, 2007. The fair value of the debentures and related derivative instruments was valued using a combination of Binomial and Black Scholes models, resulting in a fair value of $11,875,539. The excess of this value over the face value of the Convertible Debentures was recorded through the results of operations as a debit to Discount on 2007 Convertible Debentures.

        The 2007 Convertible debentures and related embedded derivatives outstanding at September 30, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $2,120,000 which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

        In connection with this financing, we paid cash fees to a broker-dealer of $1,001,800 and issued a warrant to purchase 6,328,890 shares of Common Stock at an exercise price of $0.38 per share. The initial fair value of the warrant was estimated at approximately $2,025,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 151%, (3) risk-free interest rate of 4.25%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense. During the three months ended September 30, 2007 a decrease in the fair value of the embedded derivative amounts of approximately $9,000 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

        For financial reporting purposes, this acquisition is being recorded in accordance with FAS 155, and is subject to two discounts: the discount related to the issuance of warrants in conjunction with the financing and the Original Issue Discount (OID), being the difference between the face value of the debentures issued and the $10,000,000 gross cash receipts from the issue. Due to the large number of warrants issued, and the nature and size of the OID, the total value of the two discounts exceeded the value of the cash received by $4,425,539. This resulted in the unusual situation where the debenture was reflected in the balance sheet as an asset. Notwithstanding that this treatment was in accordance with GAAP accounting, the Company felt that it did not give the reader of the financial statements the clarity of understanding that would be desired.

        As result, the Company decided that the transaction is better reflected in the financial statements if the total value of Discounts related to the transaction which are carried forward in the Balance Sheet and amortized over time are equal to or less than the total amount of cash received in the transaction. It was determined that the amount of the Discounts should be reduced to $10,000,000. The Company has written off the excess of the total discounts over the dollar value of gross cash receipts through the statement of operations with a debit totaling $4,425,539 to "Charges Related to the Issuance of 2007 Convertible Debenture & Warrants."

        The following table summarizes the 2007 Convertible Debentures and discounts outstanding at September 30, 2007 (unaudited):

2007 Convertible debentures at fair value	$11,785,504
Warrant derivative discount	(7,295,798)
Original issue discount	(2,427,587)

Net convertible debentures	2,062,119
Less current portion	(481,161)

2007 Convertible debentures and embedded derivatives-long term	$1,580,958

        As of September 30, 2007, the outstanding principle amount for the 2007 Convertible Debentures is $12,550,000.

4. CONVERTIBLE DEBENTURES—2006

        On September 6, 2006, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $8,750,000. The 2006 convertible debentures and related embedded derivatives outstanding at September 30, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $2,348,000 which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

        The following table summarizes the 2006 Convertible Debentures and discounts outstanding at September 30, 2007 (unaudited):

2006 Convertible debentures at fair value	$9,638,246
Warrant derivative discount	(1,299,620)
Original issue discount	(602,941)

Net convertible debentures	7,735,685
Less current portion	(1,804,993)

2006 Convertible debentures and embedded derivatives-long term	$5,930,692

        As of September 30, 2007, the outstanding principle amount for the 2006 Convertible Debentures is $7,419,574.

5. CONVERTIBLE DEBENTURES—2005

        On September 15, 2005, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of $4,526,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $17,750,000.

        The agreement included a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05-04 and related accounting literature. The following summarizes the fair values of embedded derivatives at December 31, 2006 and September 30, 2007, followed by a description of the valuation methodology utilized to determine fair values:

Embedded Derivative Liability (Asset)	Fair value December 31, 2006	Fair value September 30, 2007 (unaudited)
Conversion Feature	$1,104,414	$279,107
Anti-dilution protection	2,107,767	130,209
Default provisions	46,692	5,042
Right to provide future financing	0	0
Company right to force conversion	(185,091)	(6,484)

	$3,070,782	$407,874

        The fair value of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price of $0.30 at September 30, 2007 (2) exercise price equal to the $0.34 conversion price (3) volatility between 106.64% to 201.55% based upon the Company's stock trading (4) Treasury note rates with terms commensurate with the remaining term of the Notes between 4.05% to 4.19%, and (5) duration of the note as an amortizing debenture ranging from approximately 0.15 to 0.17 years, based upon present values.

        The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal's conversion option with the following inputs: (1) closing stock price as of the valuation date of $0.30 (2) exercise price equal to the $0.34 conversion price (3) volatility between 106.64% to 201.55% based upon the Company's stock trading (4) Treasury note rates with terms commensurate with the remaining term of the Notes between 4.05% to 4.19% and (5) duration of the note as an amortizing debenture ranging from approximately 0.15 to 0.17 years based upon present values.

        The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

        The fair value of the derivative asset related to the Company's right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation date of $0.30 (2) exercise price of $0.34 per share which is required for the forced conversion (3) volatility between 106.64% to 201.55% based upon the Company's stock trading (4) Treasury note rate with terms commensurate with the remaining term of the Notes between 4.05% to 4.19% and (5) duration of the note as an amortizing debenture ranging from approximately 0.15 to 0.17 years based upon present values.

        During the three months ended September 30, 2007 a decrease in the fair value of the embedded derivative amounts of approximately $1,319,000 was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

        During the three months ended September 30, 2007 the Company recorded approximately $400,000 as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative, and other embedded derivatives identified above.

        In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the three months ended September 30, 2007 was approximately $110,000.

        In January 2007, the Company's Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures to $0.95 per share and to reduce the conversion price of the debentures to $0.90 per share.

        The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96-19—Debtor's Accounting for a Modification or Exchange of Debt Instruments, 02-4—Determining Whether a Debtor's Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05-7—Accounting for Modifications to conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2005 Convertible Debentures described in the paragraph above. EITF 96-19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt.

        The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at September 30, 2007:

2005 Convertible debentures at $0.90 at face	$2,669,656
Discounts on debentures:
Original issue discount	(265,244)
Conversion feature derivative	(458,594)
Warrant derivative	(359,994)
Other derivatives	(17,493)

Net convertible debentures	1,568,234
Embedded derivatives	407,874

2005 Convertible debentures and embedded derivatives	1,976,205

Less current portion	(1,976,205)

2005 Convertible debentures and embedded derivatives- long term	$0

6. WARRANT AND OPTION DERIVATIVES

        At September 30, 2007 the fair value of each instrument was computed under a Black Scholes model with the following assumptions: (1) dividend yield of 0% (2) expected volatility of 149% (3) risk-free interest rate of approximately 4.13% and (4) expected life and exercise prices consistent with each individual instrument. These calculations resulted in an aggregate value of derivative instruments of approximately $8,291,000. As a result, for the three months ended September, 2007 the Company recorded approximately $1,807,000 as a credit to Adjustment to Fair Value of Derivatives.

        The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96-19—Debtor's Accounting for a Modification or Exchange of Debt Instruments, 02-4—Determining Whether a Debtor's Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05-7—Accounting for Modifications to conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2005 Convertible Debentures described in the paragraph above. EITF 96-19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt.

        The carrying value of the remaining 2005 debenture warrant derivatives at September 30, 2007 has been adjusted to reflect "fair value" of approximately $548,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 149%, (3) risk-free interest rate of 4.03%, and (4) expected remaining life of 2.75 years. This resulted in an additional decrease in the fair value of the warrant derivative liability of approximately $222,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

        The carrying value of the replacement warrant derivatives at September 30, 2007 has been adjusted to reflect "fair value" of approximately $3,298,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%; (2) expected volatility of 149%, (3) risk-free interest rate of 4.13%, and (4) expected remaining life of 4.00. This resulted in an increase in the fair value of the warrant derivative liability of approximately $1,623,000 which was recorded as a debit to Adjustment to Fair Value of Derivatives in the results of operations for the three months ended September 30, 2007.

        The carrying value of the January 2005 financing warrant derivatives at September 30, 2007 have been adjusted to reflect fair value of approximately $574,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 149%, (3) risk-free interest rate of 4.05%, and (4) expected remaining life of 1.25 years. This resulted in an additional decrease in the fair value of the warrant derivative liability of approximately $614,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

        The carrying value of the broker dealer warrant derivatives at September 30, 2007 have been adjusted to reflect fair value of approximately $1,196,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 149%, (3) risk-free interest rate of 4.13%, and (4) expected remaining life of 4.00 years. This resulted in a decrease in the fair value of the warrant derivative liability of approximately $605,000 which was recorded through results of operations as a credit to Adjustment to Fair Value of Derivatives.

        The carrying value of the remaining warrant derivatives at September 30, 2007 have been adjusted to reflect fair value of approximately $1,494,000 based upon a Black Scholes calculation as follows: (1) dividend yield of 0%, (2) expected volatility of 149%, (3) risk-free interest rate ranging from 3.43% to 4.13%, and (4) expected remaining life ranging from .25 years to 4.0 years. This resulted in a decrease in the fair value of the warrant derivative liability of approximately $1,413,000, which was recorded through results of operations as a credit to Adjustments to Fair Value of Derivatives.

7. ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

        The following table summarizes the components of the Adjustment to Fair Value of Derivatives which were recorded as charges to results of operations in the quarter ended September 30, 2007. The table summarizes by category of derivative liability the impact from market changes during the quarter, impact of additional investments and repricing and exercise of certain warrants.

	Impact of Repricing 08.31.07	"Market" Fair Value Adj	Total Fair Value Adjustment
PIPE Hybrid instrument 9.06	—	(1,747,993)	(1,747,993)
Embedded PIPE derivatives 9.05	942,749	(1,319,393)	(376,644)
Original Warrants PIPE 9.05	—	(222,322)	(222,322)
Other Warrant derivatives	—	(3,785,292)	(3,785,292)

	942,749	(7,075,000)	(6,132,251)

8. STOCKHOLDERS' EQUITY TRANSACTIONS

        We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock we are authorized to issue is

50,000,000 par value $0.001 per share. The total number of shares of Common Stock we are authorized to issue is 500,000,000, par value $0.001 per share. We had no Preferred Stock outstanding as of September 30, 2007. We had 75,465,805 shares of Common Stock outstanding as of September 30, 2007.

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

        In January 2007, the Company issued 35,909 fully vested shares of Common Stock as consideration for service on the Company's Board of Directors, Audit Committee and Compensation Committee. These shares are valued at market price on date of grant.

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

        In September 2007, the Company issued 8,064,507 shares of common stock with a value of approximately $2,419,000 for the acquisition of Mytogen. The shares were valued at the closing price per share on the date of issuance.

9. STOCK-BASED COMPENSATION

Stock Plans

        On August 12, 2004, the Company's Board of Directors approved the establishment of the 2004 Stock Option Plan (the "2004 Stock Plan"). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At September 30, 2006, ACT had granted 2,604,000 common share purchase options under the plan.

        On December 13, 2004, the Company's Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the "2004 Stock Plan II"). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors.

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

        Pursuant to the 2005 Plan, on February 5, 2007, we granted 1,300,000 common stock purchase options to employees. The options granted have an exercise price of $0.76 per share, the market price of the Company's stock on the date of grant. The options vest monthly over a period of 4 years. The fair value of the options was estimated at $953,000 using the Black Scholes option pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 163%, (3) risk-free interest rate of 4.80%, and (4) expected life of 6.25 years. The fair value was treated in accordance with FAS 123(R) and is being amortized over a period of four years. Since the Company vests options on the graded method, the fair value is amortized on a straight line basis which approximates the vesting schedule.

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

	Shares Available For Grant	Stock Options Outstanding	Price Per Share	Weighted Average Exercise Price	Weighted Average Life	Aggregate Intrinsic Value
Balance at December 31, 2006	478,137	13,656,976	$0.05-$2.48	$0.71	8.2 years
Annual increase pursuant to plan	1,965,963	—	—	—	—
Options granted	(1,300,000)	1,300,000	$0.76	$0.76	9.8 years
Stock Awards	(515,000)		$—	$—
Balance at September 30, 2007	629,100	14,956,976	$0.05-$2.48	$0.74	8.2 years	699,000

        Aggregate option activity for the 2004 and 2005 stock option plans is as follows:

        As of September 30, 2007 and December 31, 2006, there were 8,985,585 and 7,503,665 exercisable options outstanding at a weighted average exercise price per share of $0.71 and $0.61, respectively, and with a weighted average life of 8.25 years and 8.40 years respectively.

        During the period, no options were forfeited or exercised. The aggregate intrinsic value of all options vested is approximately $1.6 million. All fully vested options in the Company are exercisable.

        The fair value of all options vested during the year ended December 2006 and the nine months ended September 30, 2007 was $522,516 and $468,755 respectively.

        The above pro forma disclosures are provided for 2005 because employee stock options were not accounted for using the fair-value method during that period.

        For the three and nine months ended                        and September 30, 2007, a charge of approximately $100,000 and $370,000 respectively was recorded through results of operations as General and Administrative and Research and Development expense related to share based compensation. These amounts were calculated using a pre-vesting forfeiture rate of 13%, based on historical employee turnover and forfeiture data.

        A summary of the status of unvested employee stock options as of September 30, 2007 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2006	3,416,398	$0.22
Granted	1,300,000	$0.69
Vested	(1,689,009)	$0.92
Unvested at September 30, 2007	3,027,389	$0.40

        As of September 30, 2007, the total remaining unrecognized compensation cost related to unvested stock options amounted to $1.0 million, which will be amortized over the weighted-average remaining requisite service period of 4.0 years.

10. COMMITMENTS AND CONTINGENCIES

        The Company entered into a lease for office and laboratory space in Massachusetts commencing December 2004 and expiring September 2012 and for office space in California commencing November 2005 and expiring May 2008. Annual minimum lease payments are as follows:

Year 1	$1,221,515
Year 2	1,176,844
Year 3	1,110,009
Year 4	998,850
Year 5	1,033,009

        During 2005, the Company entered into a lease for laboratory equipment commencing November 29, 2005 and expiring May 31, 2008. Annual minimum lease payments are as follows:

2007	26,960
2008	36,655

63,615
Imputed interest	(12,520)

Net asset value	51,095
Less current portion	(51,095)

Long-term commitment under capital lease	$0

        Rent expense recorded in the financial statements for the three month and nine month period ended September 30, 2007 and 2006 was approximately $852,000, $1,503,870, $160,000 and $577,000, respectively.

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

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. As a result of the implementation of FIN 48, the Company reduced its net operating loss carryforward by $1,550,000. This reduction of the net operating loss carryforward translated into a reduction of the gross deferred tax asset of $658,500, with a corresponding reduction of the valuation allowance against that deferred tax asset. Due to the offsetting effect of the reduction of the valuation allowance, the adoption of Interpretation No. 48 had no impact on the Company's balance sheets or statements of operations.

        Included in the balance at September 30, 2007, are tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, the disallowance of the shorter deductibility period would not affect the annual effective tax rate.

        As the Company has significant net operating loss carryforwards, even if certain of the Company's tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

12. SUBSEQUENT EVENTS

        In October 2007, the Company made its monthly redemptions of convertible debentures described in Notes 4 and 5. The terms of the agreement provide for payment in cash or stock at the company's discretion. In connection with the October redemption, the Company issued approximately 1,528,289 shares of common stock and redeemed approximately $382,072 in 2005 Notes Payable, and issued approximately 1,547,835 shares of common stock and redeemed approximately $309,567 in 2006 Notes Payable.

        In November 2007, the Company made its monthly redemptions of convertible debentures described in Notes 4 and 5. In connection with the November redemptions, the Company issued approximately 1,307,008 shares of common stock and redeemed approximately $339,822 in 2005 Notes Payable, and issued 1,474,127 shares of common stock and redeemed approximately $309,567 in 2006 Notes Payable.

        At September 30, 2007, approximately 146,799 and 625,700 of the shares related to the October redemption had been preliminarily issued by the transfer agent in accordance with the terms of the 2005 and 2006 debenture agreement, respectively. Such shares are not reflected as issued and outstanding by the company prior to finalizing share and cash payments in connection with the redemption in October 2007.

13. MYTOGEN ACQUISITION

        On July 31, 2007, the Company signed an agreement and plan of merger with Mytogen, Inc. ("Mytogen"). On September 20, 2007, the Company and a newly formed subsidiary of the Company merged into Mytogen to effect a reorganization of Mytogen. As a result of the merger, the Company became the owner of 100% of the outstanding shares of Mytogen. The Company anticipates issuing up to 975,410 shares of common stock (including options exercisable into shares of common stock) of Mytogen to certain key employees, which such number represents less than 10 percent (10%) of the outstanding shares of Mytogen. In order to account for the financial treatment of the Mytogen acquisition, the Company referred to EITF 98-3. The Company evaluated among several factors the insolvency of Mytogen prior to the transaction, the lack of an operating business, and the fact that Mytogen was a development stage business. The Company concluded that the Mytogen transaction was an asset purchase, and not a business combination. Therefore, the pro-forma and other disclosures required by SFAS No. 141 do not apply. As a result, it was further determined that Historical financial information would not be required to be presented.

        Mytogen is a biotechnology company that has been performing research and development since its inception. It had no revenues and was a development stage enterprise.

        The consideration paid to the Mytogen shareholders to consummate the merger was 8,064,516 shares of the Company and 1,500,000 warrants to purchase the Company's stock with an exercise price of $0.75 per share. The purchase price was calculated as follows.

Common stock	$2,419,355

        The common stock was valued using $0.30 per share, the closing price on the date of the merger. The warrants were valued using the Black-Scholes valuation model with the following assumptions.

Stock value on date of grant	$0.30
Expected life in years	5 Years
Stock price volatility	150%
Risk free interest rate	4.35%
Dividends during term	None

        In conjunction with the merger, the Company assumed certain operating liabilities of Mytogen including approximately $925,000 of accrued rent payments for the Charleston facility.

        The Company has determined that there were no marketing, customer, artistic or contract-related intangible assets acquired in this transaction. The only types of intangible assets obtained in the acquisition were technology-based intangible assets.

        Within the category of technology-based intangible assets, the Company acquired innovations and technical advances related to a specific cell-therapy product for which Mytogen had completed the Phase I trial necessary for approval by the United States Food and Drug Administration. The Company is now allowed to proceed with Phase II trials on this product.

        There are certain patents associated with this product, however as they relate solely to this product, they cannot be separated from the product.

        Therefore, it was determined that there were no intangible assets other than in-process research and development. The Company obtained an independent valuation of the assets and liabilities purchased from Mytogen, including the in-process research and development. Based on that valuation, the following represents the aggregate assets and liabilities purchased by the Company.

In-process research & development	$3,408,864
Fixed assets	396,834
Liabilities	(1,736,317)

$2,069,381

        In accordance with SFAS No. 2, "Accounting for Research and Development Costs" and SFAS No. 141, "Business Combinations," the costs associated with in-process research and development were recorded as expense on the date of the merger.

        The difference between the purchase price and the fair value of the net assets acquired is as follows.

Purchase price	$2,419,355
Net assets acquired	2,069,381

$349,974

        As both the fair value of the net assets assumed and the consideration given for those assets can be reliably measured, the unidentified difference between the two has been recorded as expense on the date of the merger in accordance with SFAS No. 141, "Business Combinations."

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

        This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "budgets," "potential," "continue" and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See "RISK FACTORS THAT MAY AFFECT OUR BUSINESS" set forth below on page 30 for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        The following discussion should be read in conjunction with the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-QSB.

        We are a biotechnology company focused on developing and commercializing human embryonic and adult stem cell technology in the emerging field of regenerative medicine.

SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and to the rules and regulations of the Securities and Exchange Commission for Form 10-QSB.

        Principles of Consolidation—The accounts of the Company are included in the accompanying consolidated financial statements for the period from January 1, 2005 to November 18, 2005, when the shareholders approved the roll-up merger to combine the two companies. During the period from January 1, 2005 to November 18, 2005, all intercompany balances and transactions were eliminated in consolidation.

        Use of Estimates—These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes and binomial lattice model calculations used to value derivative instruments discussed below under "Valuation of Derivative Instruments". In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments to compensation to employees, directors, consultants and investment banks, the useful lives of our fixed assets and our allowance for bad debts. Actual results could differ from those estimates.

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

        Intangible and Long-Lived Assets—We follow Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2006 and 2005, no impairment loss was recognized.

        Fair Value of Financial Instruments—For certain of our financial instruments, including accounts receivable, account payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

        Valuation of Derivative Instruments—FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, "Accounting for Certain Hybrid Financial Instruments" requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting proscribed in FAS 155 to account for the 2006 Convertible Debentures described above in Note 4—Convertible Debentures—2006. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option

Pricing models, Standard Put Option Binomial models and net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

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

        Stock Based Compensation—At September 30, 2007 we had two stock-based employee compensation plans, which are described more fully in Note 9—Stock Based Compensation.

        Prior to the January 1, 2006 adoption of the FAS No. 123(R), "Share-Based Payment," the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Because the stock option grant price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements.

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

        Prior to the adoption of SFAS 123R, the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." SFAS 123R requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The impact of this change was not material to the Company.

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

        For the three months ended September 30, 2007, approximately 58,000,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. There were 23,000,000 potentially dilutive shares at September 30, 2006.

        Concentrations and Other Risks—Currently, the Company's revenues and accounts receivable are concentrated on one customer. There is also a geographic concentration of the Company's primary activities in Northern California and Massachusetts. Other risks include the uncertainty of the regulatory environment and the effect of future regulations on the Company's business activities. As we are a biotechnology research and development company, there is also the attendant risk that someone could commence legal proceedings over our discoveries. Acts of God could also adversely affect our business.

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

Recent Accounting Pronouncements

        On February 15, 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We will adopt FAS 159 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

        Effective January 1, 2007, Advanced Cell Technology adopted FSP No. FIN 48-1, "Definition of Settlement in FASB Interpretation No. 48," (FSP FIN 48-1), which was issued on May 2, 2007. FSP FIN 48-1 amends FIN 48 to provide guidance on how an entity should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits. The term "effectively settled" replaces the term "ultimately settled" when used to describe recognition, and the terms "settlement" or "settled" replace the terms "ultimate settlement" or "ultimately settled" when used to describe measurement of a tax position under FIN 48. FSP FIN 48-1 clarifies that a tax position can be effectively settled upon the completion of an examination by a taxing authority without being legally extinguished. For tax positions considered effectively settled, an entity would recognize the full amount of tax benefit, even if the tax position is not considered more likely than not to be sustained based solely on the basis of its technical merits and the statute of limitations remains open. The adoption of FSP FIN 48-1 did not have an impact on the accompanying Financial Statements.

RESULTS OF OPERATIONS

Revenues

        Revenues for the three and nine months ended September 30, 2007 and 2006 were approximately $124,000, $523,000, $129,000, and $333,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The increase in revenue in current periods was due to new licenses being granted.

Research and Development Expenses and Grant Reimbursements

        Research and development expenses for the three and nine months ended September 30, 2007 and 2006 were approximately $2,987,000, $9,465,350, $2,586,000, and $7,012,000, respectively. The increase in expenses in the current periods, which consist mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, relate principally to increased staffing and spending for scientific research.

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

        We do not segregate research and development costs by project because our research is focused exclusively on stem cell therapies as a unitary field of study. Although we have three principal areas of focus for our research, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, but rather are conducting our research on an integrated basis.

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

        Grant reimbursements for the three and nine months ended September 30, 2007 and 2006 were approximately $0, $67,000, $6,000 and $369,000 respectively. The 2006 amounts represent approved reimbursements pursuant the grant from National Institutes of Science and Technology. This grant expired in May 2006. The 2007 grant amount is from the Small Business Technology Transfer Program.

General and Administrative Expenses

        General and administrative expenses for the three and nine months ended September 30, 2007 and 2006 were approximately $1,618,000, $4,605,000, $1,337,000 and $5,845,000 respectively. Expenses for the three month period versus the same period last year have decreased primarily as a result of decreased general and administrative infrastructure costs and legal fees.

Other Income (Expense)

        Other income (expense) for the three and nine months ended September 30, 2007 and 2006 were approximately $174,000, $583,000, $(26,758,000) and $(4,130,000), respectively. The increase in other expense in the three months ended September 30, 2007, compared to other income in the prior periods, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financing and the charges related to issuance of Convertible Debentures. The increase in interest expense in the nine months ended September 2007, compared to interest expense in the prior periods relates primarily to interest recorded in connection with the convertible debentures.

Net Income (Loss)

        Net income (loss) for the three and nine months ended September 30, 2007and 2006 was approximately $(8,151,000), $(16,913,000), $(30,614,000), and $(16,506,000) respectively. The decrease in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures and charges related to issuance of Convertible Debentures along with increased general and administrative and research and development expenses, as well as decreased grant reimbursements.

LIQUIDITY AND CAPITAL RESOURCES

        We are financing our operations primarily with $10,000,000 of proceeds of convertible debentures issued in August, 2007 and described in our Current Report on Form 8-K filed with the Securities and Exchange Commission and above in Note 3—Convertible Debentures 2007. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

        With the exception of 2002, when we sold certain assets of a subsidiary resulting in a gain for the year, we have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

        Cash and cash equivalents at September 30, 2007 and December 31, 2006 were approximately $6,683,000 and $8,689,000, respectively. The decrease in the current period is primarily the result of operational cash expenditures.

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

Risks Relating to Our Early Stage of Development

        We have a limited operating history on which potential investors may evaluate our operations and prospects for profitable operations.    We have a limited operating history on which a potential investor may base an evaluation of us and our prospects. If we are unable to begin and sustain profitable operations, investors may lose their entire investment in us. Our human embryonic stem cell programs are in the pre-clinical stage, and our adult stem cell myoblast program has completed Phase I and Ib Food and Drug Administration, or FDA, clinical trials. Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as an early stage company,

  •
  we have fewer resources than an established company,

  •
  our management may be more likely to make mistakes at such an early stage, and

  •
  we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

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

        We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.    We have losses from operations, negative cash flows from operations and a substantial stockholders' deficit that raise substantial doubt about our ability to continue as a going concern. We do not believe that our cash from all sources, including cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations beyond June 30, 2008 without raising additional financing.

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

        In addition, our cash requirements may vary materially from those now planned because of results of research and development, potential relationships with strategic partners, changes in the focus and direction of our research and development programs, competition, litigation required to protect our technology, technological advances, the cost of pre-clinical and clinical testing, the regulatory process of the FDA, and foreign regulators, whether any of our products become approved or the market acceptance of any such products and other factors. Our current cash reserves are not sufficient to fund our operations through the commercialization of our first products or services.

        We have limited clinical testing, regulatory, manufacturing, marketing, distribution and sales capabilities which may limit our ability to generate revenues.    Because of the relatively early stage of our research and development programs, we have not yet invested significantly in regulatory, manufacturing, marketing, distribution or product sales resources. We cannot assure you that we will be able to develop any such resources successfully or as quickly as may be necessary. The inability to do so may harm our ability to generate revenues or operate profitably.

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

        Private and public academic and research institutions also compete with us in the research and development of therapeutic products based on human embryonic and adult stem cell technologies. In the past several years, the pharmaceutical industry has selectively entered into collaborations with both public and private organizations to explore the possibilities that stem cell therapies may present for substantive breakthroughs in the fight against disease.

        In addition, many of our competitors have significantly greater experience than we have in the development, pre-clinical testing and human clinical trials of biotechnology and pharmaceutical products, in obtaining FDA and other regulatory approvals of such products and in manufacturing and marketing such products. Accordingly our competitors may succeed in obtaining FDA approval for products more rapidly or effectively than we can. Our competitors may also be the first to discover and obtain a valid patent to a particular stem cell technology which may effectively block all others from doing so. It will be important for us or our collaborators to be the first to discover any stem cell technology that we are seeking to discover. Failure to be the first could prevent us from commercializing all of our research and development affected by that discovery. Additionally, if we commence commercial sales of any products, we will also be competing with respect to manufacturing efficiency and sales and marketing capabilities, areas in which we have no experience.

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

Risks Relating to Our Technology

        We rely on nuclear transfer and embryonic stem cell technologies that we may not be able to successfully develop, which will prevent us from generating revenues, operating profitably or providing investors any return on their investment.    We have concentrated our research on our nuclear transfer, embryonic stem cell and myoblast technologies, and our ability to operate profitably will depend on being able to successfully develop these technologies for human applications. These are emerging technologies with, as yet, limited human applications. We cannot guarantee that we will be able to successfully develop our nuclear transfer, embryonic stem cell or myoblast technologies or that such development will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty/licensing fees related to our technology, would be our primary sources of revenues. If we are unable to develop our technologies, investors will likely lose their entire investment in us.

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

Risks Related to Product Development

        Limited experience in conducting and managing preclinical development activities, clinical trials and the application process necessary to obtain regulatory approvals.    Our limited experience in conducting and managing preclinical development activities, clinical trials and the application process necessary to obtain regulatory approvals might prevent us from successfully designing or implementing a preclinical study or clinical trial. If we do not succeed in conducting and managing our preclinical development activities or clinical trials, or in obtaining regulatory approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

        None of the products that we are currently developing has been approved by the FDA or any similar regulatory authority in any foreign country. Our ability to generate revenues from any of our product candidates will depend on a number of factors, including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and implement our commercialization strategy. In addition, even if we are successful in obtaining necessary regulatory approvals and bringing one or more product candidates to market, we will be subject to the risk that the marketplace will not accept those products. We may, and anticipate that we will need to, transition from a company with a research and development focus to a company capable of supporting commercial activities and we may not succeed in such a transition.

        Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable. Our failure to successfully commercialize our product candidates or to become and remain profitable could depress the market price of our common stock and impair our ability to raise capital, expand our business, diversify our product offerings and continue our operations.

        Our approach of using cell-based therapy for the treatment of heart damage is risky and unproven and no products using this approach have received regulatory approval in the United States or Europe.    We believe that no company has yet been successful in its efforts to obtain regulatory approval in the United States or Europe of a cell-based therapy product for the treatment of heart disease in humans. Cell-based therapy products, in general, may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval by regulators or commercial use. Many companies in the industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials.

        If our clinical trials are unsuccessful or significantly delayed, or if we do not complete our clinical trials, we will not receive regulatory approval for or be able to commercialize our product candidates.    Our lead product candidate, our myoblast program, is still in clinical testing and has not yet received approval from the FDA or any similar foreign regulatory authority for any indication. Although this product candidate has received positive results in Phase I and Ib clinical trials, it may never receive regulatory approval or be commercialized in the United States or other countries.

        We cannot market any product candidate until regulatory agencies grant approval or licensure. In order to obtain regulatory approval for the sale of any product candidate, we must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of regulatory authorities that our product candidates are safe and effective for each indication under the applicable standards relating to such product candidate. The preclinical studies and clinical trials of any product candidates must comply with the regulations of the FDA and other governmental authorities in the United States and similar agencies in other countries.

        Even though we have achieved positive interim results in clinical trials, these results do not necessarily predict final results, and positive results in early trials may not be indicative of success in later trials. For example, our myoblast program has been studied in a limited number of patients to date. Even though our early data has been promising, we have not yet completed any large-scale pivotal trials to establish the safety and efficacy of this therapy. There is a risk that safety concerns relating to our product candidates or cell-based therapies in general will result in the suspension or termination of our clinical trials.

        We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

  •
  the FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our cell culturing processes or facilities unsatisfactory;

  •
  officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do;

  •
  our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs;

  •
  the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations;

  •
  there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites;

  •
  we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects;

  •
  we may experience difficulties in managing multiple clinical sites;

  •
  enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays;

  •
  we may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials; and

  •
  our product candidates may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by healthcare providers for a particular indication.

        We depend on third parties to assist us in the conduct of our preclinical studies and clinical trials, and any failure of those parties to fulfill their obligations could result in costs and delays and prevent us from obtaining regulatory approval or successfully commercializing our product candidates on a timely basis, if at all.    We engage consultants and contract research organizations to help design, and to assist us in conducting, our preclinical studies and clinical trials and to collect and analyze data from those studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. As a result, we depend on these consultants and contract research organizations to perform the studies and trials in accordance with the investigational plan and protocol for each product candidate and in compliance with regulations and standards, commonly referred to as "good clinical practice", for conducting, recording and reporting results of clinical trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory agencies. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers.

        We must comply with extensive government regulations in order to obtain and maintain marketing approval for our products in the United States and abroad. If we do not obtain regulatory approval for our product candidates, we may be forced to cease our operations.    Our product candidates are subject to extensive regulation in the United States and in every other country where they will be tested or used. These regulations are wide-ranging and govern, among other things:

  •
  product design, development, manufacture and testing;

  •
  product safety and efficacy;

  •
  product labeling;

  •
  product storage and shipping;

  •
  record keeping;

  •
  pre-market clearance or approval;

  •
  advertising and promotion; and

  •
  product sales and distribution.

        We cannot market our product candidates until we receive regulatory approval. The process of obtaining regulatory approval is lengthy, expensive and uncertain. Any difficulties that we encounter in obtaining regulatory approval may have a substantial adverse impact on our business and cause our stock price to significantly decline.

        In the United States, the FDA imposes substantial requirements on the introduction of biological products and many medical devices through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and the time required to do so may vary substantially based upon the type and complexity of the biological product or medical device.

        In addition, product candidates that we believe should be classified as medical devices for purposes of the FDA regulatory pathway may be determined by the FDA to be biologic products subject to the satisfaction of significantly more stringent requirements for FDA approval.

        The requirements governing the conduct of clinical trials and cell culturing and marketing of our product candidates outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval processes. Some foreign regulatory agencies also must approve prices of the products. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to market our product candidates in any foreign country. If we fail to comply with these regulatory requirements or fail to obtain and maintain required approvals in any foreign country, we will not be able to sell our product candidates in that country and our ability to generate revenue will be adversely affected.

        We cannot assure you that we will obtain FDA or foreign regulatory approval to market any of our product candidates for any indication in a timely manner or at all. If we fail to obtain regulatory approval of any of our product candidates for at least one indication, we will not be permitted to market our product candidates and may be forced to cease our operations.

        Even if some of our product candidates receive regulatory approval, these approvals may be subject to conditions, and we and our third party manufacturers will in any event be subject to significant ongoing regulatory obligations and oversight.    Even if any of our product candidates receives regulatory approval, the manufacturing, marketing and sale of our product candidates will be subject to stringent and ongoing government regulation. Conditions of approval, such as limiting the category of patients who can use the product, may significantly impact our ability to commercialize the product and may make it difficult or impossible for us to market a product profitably. Changes we may desire to make to an approved product, such as cell culturing changes or revised labeling, may require further regulatory review and approval, which could prevent us from updating or otherwise changing an approved product. If our product candidates are approved by the FDA or other regulatory authorities for the treatment of any indications, regulatory labeling may specify that our product candidates be used in conjunction with other therapies.

        Once obtained, regulatory approvals may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product. Regulatory approval may also require costly post-marketing follow-up studies, and failure of our product candidates to demonstrate sufficient efficacy and safety in these studies may result in either withdrawal of marketing approval or severe limitations on permitted product usage. In addition, numerous additional regulatory requirements relating to, among other processes, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping will also apply. Furthermore, regulatory agencies subject a marketed product, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. Compliance with these regulatory requirements are time consuming and require the expenditure of substantial resources.

        If any of our product candidates is approved, we will be required to report certain adverse events involving our products to the FDA, to provide updated safety and efficacy information and to comply with requirements concerning the advertisement and promotional labeling of our products. As a result, even if we obtain necessary regulatory approvals to market our product candidates for any indication, any adverse results, circumstances or events that are subsequently discovered, could require that we cease marketing the product for that indication or expend money, time and effort to ensure full compliance, which could have a material adverse effect on our business.

        Any failure by us, or by any third parties that may manufacture or market our products, to comply with the law, including statutes and regulations administered by the FDA or other U.S. or foreign regulatory authorities, could result in, among other things, warning letters, fines and other civil penalties, suspension of regulatory approvals and the resulting requirement that we suspend sales of our products, refusal to approve pending applications or supplements to approved applications, export or import restrictions, interruption of production, operating restrictions, closure of the facilities used by us or third parties to manufacture our product candidates, injunctions or criminal prosecution. Any of the foregoing actions could have a material adverse effect on our business.

        The healthcare community has relatively little experience with therapies based on cellular medicine and, accordingly, if our product candidates do not become widely accepted by physicians, patients, third party payors or the healthcare community, we may be unable to generate significant revenue, if any.

        We are developing cell-based therapy product candidates for the treatment of heart damage that represent novel and unproven treatments and, if approved, will compete with a number of more conventional products and therapies manufactured and marketed by others, including major pharmaceutical companies. We cannot predict or guarantee that physicians, patients, healthcare insurers, third party payors or health maintenance organizations, or the healthcare community in general, will accept or utilize any of our product candidates. We anticipate that, if approved, we will market our myoblast product primarily to interventional cardiologists, who are generally not the primary care physicians for patients who may be eligible for treatment with MyoCell. Accordingly, our commercial success may be dependent on third party physicians referring their patients to interventional cardiologists for MyoCell treatment.

        If we are successful in obtaining regulatory approval for any of our product candidates, the degree of market acceptance of those products will depend on many factors, including:

  •
  our ability to provide acceptable evidence and the perception of patients and the healthcare community, including third party payors, of the positive characteristics of our product candidates relative to existing treatment methods, including their safety, efficacy, cost effectiveness and/or other potential advantages;

  •
  the incidence and severity of any adverse side effects of our product candidates;

  •
  the availability of alternative treatments;

  •
  the labeling requirements imposed by the FDA and foreign regulatory agencies, including the scope of approved indications and any safety warnings;

  •
  our ability to obtain sufficient third party insurance coverage or reimbursement for our products candidates;

  •
  the inclusion of our products on insurance company coverage policies;

  •
  the willingness and ability of patients and the healthcare community to adopt new technologies;

  •
  the procedure time associated with the use of our product candidates;

  •
  our ability to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates with acceptable quality and at an acceptable cost to meet demand; and

  •
  marketing and distribution support for our products.

        Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business. In addition, if any of our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost-effective.

Risks Relating to the September 2005, September 2006, and August 2007 Financings

        If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.    We have outstanding, as of September 1, 2007, $23,479,420 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187% with $12,550,000 in 2007 Debentures, $8,259,767 in 2006 Debentures, and $2,669,653 in 2005 Debentures. We are required to redeem on a monthly basis, by payment, at our option, with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures.

        The 2005 Debentures are due and payable on September 14, 2008, unless sooner converted into shares of our common stock, the 2006 Debentures are due and payable on February 28, 2010, and the 2007 Debentures are due and payable on August 31, 2010, unless sooner converted into shares of our common stock. Any event of default could require the early repayment of the convertible debentures, including the accruing of interest on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures; however no assurance can be provided that any amount of debentures will be converted. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

        There are a large number of shares underlying our convertible debentures in full, and warrants that are registered and available for sale and the sale of these shares may depress the market price of our common stock.    As of September 1, 2007, we had:

  •
  certain outstanding 2005 Debentures that may be converted into an estimated 7,851,920 shares of common stock based on a conversion price of $0.34, and

  •
  outstanding 2005 Warrants to purchase 2,335,005 shares of common stock with an exercise price of $0.34 that were issued in connection with the sale of the 2005 Debentures, and

  •
  outstanding replacement warrants to purchase 12,689,966 shares of common stock with an exercise price of $0.34, and

  •
  outstanding 2006 Debentures that may be converted into an estimated 28,679,747 shares of common stock based on a conversion price of $0.288, and

  •
  outstanding 2006 warrants to purchase 23,640,191 shares of common stock with an exercise price of $0.3168 that were issued in connection with the sale of the 2006 Debentures, and

  •
  certain outstanding 2007 Debentures that may be converted into an estimated 36,911,765 shares of common stock based on a conversion price of $0.34, and

  •
  outstanding 2007 Warrants to purchase 43,240,655 shares of common stock with an exercise price of $0.34 that were issued in connection with the sale of the 2007 Debentures.

        Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate.

        The issuance of shares upon conversion of the convertible debentures and exercise of outstanding warrants will cause immediate and substantial dilution to our existing stockholders.    The issuance of shares upon conversion of the convertible debentures and exercise of warrants, including the replacement warrants, will result in substantial dilution to the interests of other stockholders since the selling security holders may ultimately convert and sell the full amount issuable on conversion. Although no single selling security holder may convert its convertible debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock, this restriction does not prevent each selling security holder from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, each selling security holder could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock, including investors in this offering. In addition, the issuance of the 2007 Debentures and the 2007 Warrants triggered certain anti-dilution rights for certain third parties currently holding our securities resulting in substantial dilution to the interests of other stockholders.

        Payment of mandatory monthly redemptions in shares of common stock will result in substantial dilution.    We expect to satisfy all or a significant portion of our obligation to redeem 1/30th of the aggregate original principal amount of debentures per month through issuance of additional shares of our common stock. This approach will result in substantial dilution to the interests of other stockholders. In addition, many of our outstanding securities contain anti-dilution protections that will result in further dilution in the event the redemption prices associated with the monthly redemptions are below $.25 per share of our common stock.

        If we fail to effect and maintain registration of the common stock issued or issuable pursuant to conversion of our debentures, or upon exercise of our warrants, we may be obligated to pay the investors of those securities liquidated damages.    We have various obligations to file and obtain the effectiveness of certain registration statements which include certain outstanding common stock and common stock underlying outstanding debentures and common stock underlying the warrants. If we fail to meet any obligations we have to have effective and current registration statements available (including the current registration statement related to the common stock underlying our debentures and warrants), we may become obligated to pay liquidated damages to investors to the extent they may be entitled to such damages. In addition, to the filing of registration statements in connection with the 2007 Financing pursuant to the amendments to the 2005 and 2006 financing documents described above, we are contractually obligated to file additional registration statements at various times in the future. Because of the SEC's recent interpretation of Rule 415, we cannot offer any assurances that we will be able to obtain the effectiveness of any registration statement or post-effective amendments that we may file.

        Our outstanding indebtedness on our 2005, 2006 and 2007 Debentures imposes certain restrictions on how we conduct our business. In addition, all of our assets, including our intellectual property, are pledged to secure this indebtedness. If we fail to meet our obligations under the Debentures, our payment obligations may be accelerated and the collateral securing the debt may be sold to satisfy these obligations.

        The Debentures and related agreements contain various provisions that restrict our operating flexibility. Pursuant to the agreement, we may not, among other things:

  •
  except for certain permitted indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom;

  •
  except for certain permitted liens, enter into, create, incur, assume or suffer to exist any liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom;

  •
  amend our certificate of incorporation, bylaws or other charter documents so as to materially and adversely affect any rights of holders of the Debentures and Warrants;

  •
  repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or common stock equivalents;

  •
  enter into any transaction with any of our affiliates, which would be required to be disclosed in any public filing with the Securities and Exchange Commission, unless such transaction is made on an arm's-length basis and expressly approved by a majority of our disinterested directors (even if less than a quorum otherwise required for board approval);

  •
  pay cash dividends or distributions on any of our equity securities;

  •
  grant certain registration rights;

  •
  enter into any agreement with respect to any of the foregoing; or

  •
  make cash expenditures in excess of $1,000,000 per calendar month, subject to certain specified exceptions.

        These provisions could have important consequences for us, including (i) making it more difficult for us to obtain additional debt financing from another lender, or obtain new debt financing on terms favorable to us, (ii) causing us to use a portion of our available cash for debt repayment and service rather than other perceived needs and/or (iii) impacting our ability to take advantage of significant, perceived business opportunities.

        Our obligations under the Securities Purchase Agreement are secured by substantially all of our assets.    Our obligations under the security agreement, executed in connection with the 2007 Financing, with the holders of the debentures and warrants are secured by substantially all of our assets. As a result, if we default under the terms of the security agreement, such holders could foreclose on their security interest and liquidate all of our assets. This would cause operations to cease.

Risks Relating to Government Regulation

        Companies such as ours engaged in research using nuclear transfer and embryonic stem cells are currently subject to strict government regulations, and our operations could be harmed by any legislative or administrative efforts impacting the use of nuclear transfer technology or human embryonic material.    Our business is focused on human cell therapy, which includes the production of human differentiated cells from stem cells and involves the use of nuclear transfer technology, human oocytes, and embryonic material as well as adult stem cells. Nuclear transfer technology, commonly known as therapeutic cloning, and research utilizing embryonic stem cells are controversial subjects, and are currently subject to intense scrutiny, both in the United States, the United Nations and throughout the world, particularly in the area of nuclear transfer of human cells and the use of human embryonic material.

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

        If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted. The regulatory process, particularly in the biotechnology field, is uncertain, can take many years and requires the expenditure of substantial resources. Biological drugs and non-biological drugs are rigorously regulated. In particular, proposed human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. We may never obtain regulatory approval to market our proposed products. For additional information about governmental regulations that will affect our planned and intended business operations, see the Company's Annual Report on Form 10-KSB filed with the SEC on March 19, 2007 under the heading "DESCRIPTION OF BUSINESS—Government Regulation".

        Our products may not receive FDA approval, which would prevent us from commercially marketing our products and producing revenues. The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue. For additional information about governmental regulations that will affect our planned and intended business operations, see see the Company's Annual Report on Form 10-KSB filed with the SEC on March 19, 2007 under the heading "DESCRIPTION OF BUSINESS—Government Regulation".

        For-profit entities may be prohibited from benefiting from grant funding.    There has been much publicity about grant resources for stem cell research, including Proposition 71 in California, which is described more fully under the heading "DESCRIPTION OF BUSINESS—California Proposition 71"

in the Company's Annual Report on Form 10-KSB filed with the SEC on March 19, 2007. Rules and regulations related to any funding that may ultimately be provided, the type of entity that will be eligible for funding, the science to be funded, and funding details have not been finalized. As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to us, or any for-profit entity.

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

        We face risks related to compliance with corporate governance laws and financial reporting standards.    The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 requires that by 2007 our management assess our internal control over financial reporting annually and include a report on its assessment in our annual report. In 2008 our independent registered public accounting firm may be required to audit both the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of our internal control over financial reporting.

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

        A significant number of shares of our common stock have become available for sale and their sale could depress the price of our common stock.    On September 15, 2007, a significant number of our outstanding securities (including the 2005 Debentures, the 2005 Warrants and the shares of common stock underlying such securities) that were previously restricted became eligible for sale under Rule 144(k) of the Securities Act, and their sale will not be subject to any volume limitations.

        Not including the shares of common stock underlying the 2005 Debentures, the 2005 Warrants, the 2006 Debentures, the 2006 Warrants, the replacement warrants, the 2007 Debentures, and the 2007 Warrants, there are presently approximately 92,169,478 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

ITEM 3.    CONTROLS AND PROCEDURES

  (a)
  Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the fiscal quarter covered by this quarterly report on Form 10-QSB. Based on such evaluation, our principal executive officer has concluded that such disclosure controls and procedures were effective in providing reasonable assurance that information required to be disclosed by us in the reports we file or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

  (b)
  Changes in internal controls. There were no changes in the Company's internal controls over financial reporting, known to the chief executive officer or the principal accounting officer, that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

        At the end of 2007, Section 404 of the Sarbanes-Oxley Act will require our management to provide an assessment of the effectiveness of our internal control over financial reporting, and at the end of 2008, our independent registered public accountants will be required to audit management's assessment. We are in the process of performing the system and process documentation, evaluation and testing required for management to make this assessment and for its independent registered public accountants to provide their attestation report. We have not completed this process or its assessment, and this process will require significant amounts of management time and resources. In the course of evaluation and testing, management may identify deficiencies that will need to be addressed and remediated.

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

        In connection with our merger with Mytogen, Inc. which closed on September 20, 2007, we issued the following securities to the former stockholders of Mytogen in exchange for all of their shares of that company: (i) 8,064,517 shares of our common stock having an aggregate value of $5,000,000 based on a per share price of $0.62, and/or (ii) warrants to purchase an aggregate of 1,500,000 shares of our common stock at an exercise price of $0.75 per share. Of the 8,064,517 shares of our common stock issued in connection with the closing, fifteen percent (15%) or 1,209,675, of such shares were issued to Mellon Trust of New England, N.A., as escrow agent, and will be held in escrow for a period of eighteen (18) months in accordance with the terms of the escrow agreement executed in connection with the closing of the transaction.

        On September 20, 2007, we issued to GenVec, Inc. a warrant to purchase an aggregate of 150,000 shares of common stock of the Company to at an exercise price of $0.75.

        On August 31, 2007, as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2006, we issued to certain accredited investors an aggregate of $12,550,000 principal amount senior secured convertible debentures with an original issue discount of 20.3187%. In connection with the closing of the issuance and sale of convertible debentures, we received gross proceeds of $10,000,000. The convertible debentures are due and payable three years from the date of issuance, unless sooner converted into shares of our common stock. The conversion price of the debentures is $0.34, subject to anti-dilution and other customary adjustments. In connection with the securities purchase agreement, we also issued warrants to purchase an aggregate of 36,911,765 shares of our common stock. The term of the warrants is five years and the exercise price is $0.38 per share, subject to anti-dilution and other customary adjustments.

        On September 7, 2007, in connection with the closing of the 2007 financing described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2007, we issued warrants to purchase an aggregate of 6,328,890 shares of common stock of the Company at an exercise price of $0.38 to the following placement agents: T.R. Winston & Company, LLC, Burrill Merchant Advisors Group, LLC, Rodman & Renshaw, Perrin Holding & Davenport Capital Corp.

        On August 14, 2007, in connection with an interim bridge financing arrangement as described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on August 20, 2006, we issued a convertible promissory note to PDP I, LLC, a Delaware limited liability company, in the principal amount of up to $600,000. The note provided for an interest rate of 9%. The entire principal and interest on the note was either (1) due and payable on September 30, 2007 or (ii) convertible at the Company's discretion into the securities issued in connection with the consummation of the Company's next equity or debt financing. The entire principal amount of the note was converted in connection into convertible debentures and warrants in connection with the 2007 debenture and warrant financing described above.

        On July 1, 2007, we issued a warrant to purchase 650,000 shares of common stock at an exercise price of $0.38 per share to William Woodward in connection with consulting services provided to us.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5.    OTHER INFORMATION

        None.

ITEM 6.    EXHIBITS

Exhibit No.	Exhibit Description
10.1
Agreement and Plan of Merger by and among Advanced Cell Technology, Inc., ACT Acquisition Sub, Inc., Mytogen, Inc. and certain shareholders of Mytogen, Inc., dated as of July 31, 2007 (previously filed as Exhibit 10.101 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 (File No. 000-50295) and incorporated by reference herein).
10.2
Escrow Agreement by and among Advanced Cell Technology, Inc. and certain former shareholders of Mytogen, Inc., dated as of September 20, 2007 (previously filed as Exhibit 10.102 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 (File No. 000-50295) and incorporated by reference herein).
10.3
Securities Purchase Agreement dated August 31, 2007 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.4
Registration Rights Agreement dated August 31, 2007 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.5
Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.6
Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.7
Form of Security Agreement dated August 31, 2007 (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.8
Form of Subsidiary Guaranty dated August 31, 2007 (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.9	Form of Lock-up Agreement (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.10
Amended and Restated Consulting Agreement, dated as of September 19, 2007 by and between Advanced Cell Technology, Inc., through its wholly owned subsidiary Mytogen, Inc., and Dib, LLC (previously filed as Exhibit 10.110 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 (File No. 000-50295) and incorporated by reference herein).
10.11
Employment Agreement, dated as of September 20, 2007, by and between Advanced Cell Technology, Inc., and Jonathan Dinsmore (previously filed as Exhibit 10.111 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 (File No. 000-50295) and incorporated by reference herein).

10.12
Nomination Agreement, dated September 20, 2007, by and between Advanced Cell Technology, Inc. and Anthem Ventures Fund, L.P. (previously filed as Exhibit 10.112 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 (File No. 000-50295) and incorporated by reference herein).
10.13
Patent Assignment and Security Agreement by and between Mytogen, Inc. and GenVec Inc. dated as of December 28, 2005, as amended pursuant to that certain Addendum to Patent Assignment and Security Agreement by and between Mytogen, Inc. and GenVec Inc. dated as of July 31, 2007.*
10.14	Patent License Agreement by and between Diacrin, Inc. and Cardion Pharmaceuticals, Inc. dated as of September 30, 2002, and subsequently assigned to Mytogen, Inc. on December 28, 2005.*
10.15
Lease Agreement by and between Mytogen, Inc. and ARE-79/96 Charlestown Navy Yard, LLC dated as of November 7, 2006, as amended pursuant to that certain Assignment and Assumption of, and First Amendment to, Lease by and among Advanced Cell Technology, Inc., Mytogen, Inc., and ARE-79/96 Charlestown Navy Yard, LLC dated as of September 20, 2007.*
10.16	Consulting Agreement, dated as of September 14, 2007 by and between Advanced Cell Technology, Inc. and Robert Peabody.*
10.17	Convertible Promissory Note issued by Advanced Cell Technology, Inc. in favor of PDP I, LLC, dated as of August 14, 2007.*
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Accounting Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350*
99.1
Press Release dated September 4, 2007 (previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).

*
Filed herewith

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.
	By:	/s/ WILLIAM M. CALDWELL, IV William M. Caldwell, IV Chief Executive Officer
Dated: November 14, 2007

Exhibit Index

Exhibit No.	Exhibit Description
10.1
Agreement and Plan of Merger by and among Advanced Cell Technology, Inc., ACT Acquisition Sub, Inc., Mytogen, Inc. and certain shareholders of Mytogen, Inc., dated as of July 31, 2007 (previously filed as Exhibit 10.101 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 (File No. 000-50295) and incorporated by reference herein).
10.2
Escrow Agreement by and among Advanced Cell Technology, Inc. and certain former shareholders of Mytogen, Inc., dated as of September 20, 2007 (previously filed as Exhibit 10.102 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 (File No. 000-50295) and incorporated by reference herein).
10.3
Securities Purchase Agreement dated August 31, 2007 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.4
Registration Rights Agreement dated August 31, 2007 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.5
Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.6
Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.7
Form of Security Agreement dated August 31, 2007 (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.8
Form of Subsidiary Guaranty dated August 31, 2007 (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.9	Form of Lock-up Agreement (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.10
Amended and Restated Consulting Agreement, dated as of September 19, 2007 by and between Advanced Cell Technology, Inc., through its wholly owned subsidiary Mytogen, Inc., and Dib, LLC (previously filed as Exhibit 10.110 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 (File No. 000-50295) and incorporated by reference herein).
10.11
Employment Agreement, dated as of September 20, 2007, by and between Advanced Cell Technology, Inc., and Jonathan Dinsmore (previously filed as Exhibit 10.111 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 (File No. 000-50295) and incorporated by reference herein).

10.12
Nomination Agreement, dated September 20, 2007, by and between Advanced Cell Technology, Inc. and Anthem Ventures Fund, L.P. (previously filed as Exhibit 10.112 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 (File No. 000-50295) and incorporated by reference herein).
10.13
Patent Assignment and Security Agreement by and between Mytogen, Inc. and GenVec Inc. dated as of December 28, 2005, as amended pursuant to that certain Addendum to Patent Assignment and Security Agreement by and between Mytogen, Inc. and GenVec Inc. dated as of July 31, 2007.*
10.14	Patent License Agreement by and between Diacrin, Inc. and Cardion Pharmaceuticals, Inc. dated as of September 30, 2002, and subsequently assigned to Mytogen, Inc. on December 28, 2005.*
10.15
Lease Agreement by and between Mytogen, Inc. and ARE-79/96 Charlestown Navy Yard, LLC dated as of November 7, 2006, as amended pursuant to that certain Assignment and Assumption of, and First Amendment to, Lease by and among Advanced Cell Technology, Inc., Mytogen, Inc., and ARE-79/96 Charlestown Navy Yard, LLC dated as of September 20, 2007.*
10.16	Consulting Agreement, dated as of September 14, 2007 by and between Advanced Cell Technology, Inc. and Robert Peabody.*
10.17	Convertible Promissory Note issued by Advanced Cell Technology, Inc. in favor of PDP I, LLC, dated as of August 14, 2007.*
31.1	Section 302 Certification of Chief Executive Officer*
31.2	Section 302 Certification of Chief Accounting Officer*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350*
32.2	Certification of Chief Accounting Officer pursuant to 18 U.S.C. Section 1350*
99.1
Press Release dated September 4, 2007 (previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).

*
Filed herewith

QuickLinks

ADVANCED CELL TECHNOLOGY, INC. INDEX
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
  PART I. FINANCIAL INFORMATION
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY BALANCE SHEET
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY STATEMENTS OF OPERATIONS (UNAUDITED)
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY STATEMENTS OF CASH FLOWS (UNAUDITED)
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 (UNAUDITED)
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY NOTES TO FINANCIAL STATEMENTS September 30, 2007 (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
RISK FACTORS THAT MAY AFFECT OUR BUSINESS
  ITEM 3. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS
SIGNATURE
Exhibit Index