Form 10KSB
period 2007-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2008-04-18
CIK 1140098

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-KSB

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 0-50295

ADVANCED CELL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	87-0656515 (IRS Employer Identification Number)
381 Plantation Street, Worcester, Massachusetts (Address of principal executive offices)	01605 (Zip Code)

Registrant's telephone number, including area code:
 (508) 756-1212

Securities registered pursuant to Section 12(b) of the Act:
 None.

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 par value per share
(Title of Class)

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

          State issuer's revenues for most recent fiscal year: $647,000.

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

          The aggregate market value of the registrant's common stock held by non-affiliates of the registrant as of March 31, 2008, was approximately $15,327,160, based on $0.17, the price at which the registrant's common stock was last sold on that date.

          As of March 31, 2008, the registrant had 100,498,254 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

          None.

          Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

ADVANCED CELL TECHNOLOGY, INC.

ANNUAL REPORT
ON FORM 10-KSB

Explanatory Note

        As previously disclosed in its Form 8-K filed on March 28, 2008, as amended on April 7, 2008, Advanced Cell Technology, Inc. (the "Company") determined that it is required to amend and restate its previously issued audited consolidated financial statements and other financial information for the year ended December 31, 2006, and the unaudited consolidated financial statements for the quarters ended September 30, 2006, March 31, 2007, June 30, 2007, and September 30, 2007 (the "Relevant Periods"). These restatements, as outlined in Note 2 to the Consolidated Financial Statements, relate to errors associated with the Company's valuation of certain warrants. The reader should not rely on the prior annual and quarterly filings for the Relevant Periods. The Company is working towards filing amendments to all such periodic reports. This Annual Report on Form 10-KSB corrects these errors for the periods reported herein.

Subsequent Events

        Subsequent to December 31, 2007, the Company entered into two financing transactions in order to fund its ongoing operations. The Company previously disclosed in a Form 8-K filed on April 1, 2008, as amended by a Form 8-K/A filed April 9, 2008, the closing of the senior secured convertible debenture and warrant financing closed March 31, 2008. The aggregate purchase price for the debentures, purchased in the financing, including in-kind payments and refinancing of bridge debt incurred in anticipation of the financing, was $3,218,231 and the cash purchase price excluding refinancing of bridge debt and in-kind payments was $2,527,231. The Company previously disclosed in a Form 8-K filed on March 27, 2008 that the Company issued and sold an unsecured convertible note for a net purchase price of $130,000 to, among other purchasers, The Shapiro Family Trust. Dr. Shapiro, one of the Company's directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. The Company previously disclosed in a Form 8-K filed on February 29, 2008 that the Company issued and sold an unsecured convertible note for a net purchase price of $500,000 in cash. Notwithstanding these financing transactions, our cash and cash equivalents are limited. We will require substantial additional funding within the fiscal quarter ending June 30, 2008 in order to maintain our current level of operations. If we are unable to raise additional funding, we will be forced to either substantially scale back our business operations or curtail our business operations entirely.

PART I

Cautionary Statement Regarding Forward-Looking Statements

        This annual report on Form 10-KSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "budgets," "potential," "continue" and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" set forth on page 22 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.    DESCRIPTION OF BUSINESS

        Overview.    We are a biotechnology company focused on developing and commercializing human embryonic and adult stem cell technology in the emerging field of regenerative medicine.

        We have acquired, developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of embryonic and adult stem cell research. We believe that our intellectual property represents one of the strongest portfolios in the field. We employ a team including some of the world's leading scientists in the field of stem cell research and development and experts in the conduct of clinical trials. We believe our technology base, in combination with our know-how, provides a competitive advantage and will facilitate the successful development and commercialization of products for use in treatment of a wide array of chronic degenerative diseases and in regenerative repair of acute disease, such as trauma, myocardial infarction and burns.

        Our belief that our intellectual property represents one of the strongest portfolios in the field is supported by:

  •
  the size, date and pace of filing, and focus of the portfolio,

  •
  the relative immaturity of this field of study, and

  •
  the limited number of truly competitive portfolios of intellectual property.

        Regenerative medicine is a new and emerging field of study involving development of medical therapies based on advances in stem cell and nuclear transfer technology. We have developed and maintain a broad portfolio with ownership or exclusive licensing of over 45 issued patents and over 170 patent applications in the field of regenerative medicine and related technologies. This significant volume of patents and patent licenses has been developed in the short span of approximately the past seven to ten years.

        Although we have strong competitors in this field, there are a limited number of companies operating in this field. We believe our intellectual property portfolio compares favorably with those of our competition based upon its size, focus and filing dates.

        With respect to the focus of our human embryonic stem cell portfolio, we believe that somatic cell nuclear transfer and chromatin transfer are, and will prove to be, one of the technological keys to successful development of stem cell therapies. See "Cellular Reprogramming" below. We own or have a license to numerous other technologies for dealing with transplant rejection, including means of activating oocytes during nuclear transfer, parthenogenesis, transdifferentiation, and dedifferentiation. Our intellectual property also includes patent rights and applications for specific applications of stem cell technology in producing retinal pigment epithelium, hemangioblasts, myoblast stem cells and numerous methods and compositions for the use of these technologies and derived cells in heart disease, immunodeficiency estates and cancer.

        With respect to the company's myoblast program, we believe that the technology has demonstrated that a myoblast transplantation treatment is feasible and safe in clinical trials conducted to date and that the technology could address the large market potential presented by heart failure.

        This is a young and emerging field. There can be no assurances that our intellectual property portfolio or ongoing clinical trials will ultimately produce viable commercialized products and processes; however, at this early stage of development, our intellectual property and science team are well-recognized leaders in the field. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS—Risks Relating to Our Technology" on page 25 herein.

        Our research efforts to date in human embryonic technologies are at the level of clinical trials, pre-clinical development and basic research. Our myoblast program has received FDA clearance to proceed to Phase II human clinical trials. We are focused on leveraging our key assets, including our intellectual property, our scientific team, our facilities and our capital, to accelerate the advancement of our stem cell technologies. In addition, we are pursuing strategic collaborations with members of academia, industry and foundations to further accelerate the pace of our research efforts. We are currently headquartered in Worcester, Massachusetts.

        The Field of Regenerative Medicine.    The emerging field of treatment called "regenerative medicine" or "cell therapy" refers to treatments that are founded on the concept of producing new cells to replace malfunctioning or damaged cells as a vehicle to treat disease and injury. Our focus is the development of effective methods to generate replacement cells from both human embryonic and adult stem cells. Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. This is especially true of diseases associated with aging such as Alzheimer's disease, Parkinson's disease, type II diabetes, heart failure, osteoarthritis, and aging of the immune system, known as immunosenescence. This is also true for medical conditions resulting from damage to cells due to acute disease, such as trauma, infarction and burns. We believe that replacing damaged or malfunctioning cells with fully functional ones may be a useful therapeutic strategy in treating many of these diseases and conditions.

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

        Our business is focused on both the development and commercialization of ES cell based technologies and adult stem cell transplantation therapies. Our adult stem cell-based products are specifically targeted at therapies for heart and other cardiovascular disease and are at a more advanced stage of development than our human ES cell based technologies. By contrast, our human ES cell-based technologies are not yet in clinical trials, but we believe these technologies have potentially broader and more powerful applications with respect to a wide range of diseases.

Human ES Cell Programs.

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

        Our Human Embryonic Stem Cell Technologies.    The ability to produce embryonic stem cells that are immunologically compatible with the patient is the hallmark and the strength of our technology platform. We believe our technology platform will enable the transformation of a patient's cells into an embryonic state where those cells can be differentiated into specific therapeutically relevant cell types that are genetically identical to the patient. We believe our technology may also enable the production of stem cell lines, from sources external to the patient, that have a sufficiently high level of histocompatibility to be useful in making cell therapies readily accessible to a large segment of the patient population, without the need for exact genetic matching of tissues. As a result, our technology avoids reliance on more limited approaches that involve use of cell lines that are not histocompatible with the recipient, or therapies based upon use of adult stem cells.

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

        The strategic focus of our human ES cell technology is to produce cell lines that are both histocompatible with the patient and pluripotent. We have numerous proprietary technologies that we believe will generate histocompatible, pluripotent stem cells for patient-specific application. These cells maximize the potential for effective use as transplants to replace diseased or destroyed cells in human patients. If successfully developed, our cellular reprogramming technologies will make it possible to produce cells that have the proliferative capacity of young cells, have specific therapeutic application, and are immunologically compatible with the patient.

        All of our ES cell technologies are at the level of basic research or in the pre-clinical stage of development.

        Our ES Cell Research Programs.    Our ES cell research programs are divided into three core categories: cellular reprogramming, our reduced complexity program, and stem cell differentiation. Each of these core areas of focus are discussed below.

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

        Currently our researchers are working on projects to generate stable cell lines with particular focus on retinal pigment epithelium, or RPE, cells, and hemangioblast cells.

        Retinal Pigment Epithelium Program.    In November, 2006 we published data demonstrating human ES cell-derived RPE cells were capable of rescuing visual function in Royal College of Surgeon rats. Following the publication of that data, we entered into a pre-clinical development collaboration with Casey Eye Institute at Oregon Health & Science University. The purpose of the collaboration is to conduct dosage and safety studies in preparation for IND and Phase I human clinical trials.

        Hemangioblast Program.    Hemangioblasts are a newly-characterized stem cell capable of differentiating into both hematopoietic, meaning blood cell forming, and angiogenic, meaning blood vessel endothelium forming, cells. We believe it will be possible to utilize hemangioblast cells in engraftment to repair age-related endothelial dysfunction associated with numerous significant age-related diseases, including cardiovascular disease, stroke, and even perhaps cancer. In 2006 we successfully derived hemangioblast cells generated from the company's blastomere-derived human embryonic stem cell lines. In 2007, we published data reporting that through utilization of hemangioblast based therapy we generated function in vivo with respect to the repair of eschemic retinal vasculatures and restoration of blood flow in eschemic limbs. In addition, we also reported increased survival rates of animals suffering from myocardial infarction.

Adult Stem Cell Program.

        Our adult stem cell-based program is developing an autologous myoblast transplantation therapy delivered using a minimally invasive catheter injection system to restore cardiac function in patients with advanced heart disease. The key target for the therapy will be heart failure patients with New York Heart Association ("NYHA") scores Class II to IV. The company's therapy could also benefit patients supported on ventricular assistance devices and potential additional indications, such as acute myocardial infarction, peripheral artery disease, and non-cardiac tissue repair. Currently available treatment options for heart failure patients are inadequate and can only slow the progression of heart failure; none can halt or reverse the process. We believe our autologous myoblast transplantation therapy uses patented myoblast compositions for catheter delivery to the heart offering repair of the disease in heart failure patients and for those end-stage disease patients on ventricular assistance device support. These indications represent a significant unmet medical need and hold significant potential for clinical approval.

        Our transplantation therapy involves extraction through simple biopsy from a patient's thigh of myoblasts, which are non-embryonic, skeletal muscle stem cells, that can be expanded in culture and injected back into damaged and scarred regions of the heart. This therapy promotes repair of damaged cardiac tissue by autologous cells, thereby avoiding immune rejection as each patient receives their own cells. Skeletal muscle, unlike heart muscle, can repair itself after injury. Skeletal muscle contains immature myoblasts that can fuse with surrounding myoblasts or with damaged muscle fibers to regenerate contractile skeletal muscle. In experimental models, our researchers have demonstrated that skeletal myoblasts can be transplanted into an infarcted myocardium with the subsequent development of elongated, striated cells characteristic of both skeletal and cardiac muscle. Our Phase I clinical studies have demonstrated the efficacy of this therapy on a preliminary basis. Our Phase II and III studies planned for commencement in 2008 will evaluate the applications for myoblast transplantation in slowing and/or reversing the impact of heart failure.

        We perform our myoblast expansion, packaging, shipment, and quality testing using proprietary procedures that adhere to GMP regulations for manufacturing clinical trial material. After expansion, the myoblasts are packaged and delivered to the clinical site for implantation into the injured heart tissue by a surgeon or interventional cardiologist. To maximize cell therapy effectiveness, adequate numbers of cells must be delivered to the site of damage in a repeatable and safe manner. Our therapy utilizes a minimally invasive catheter-based delivery methodology, which provides a safe, targeted and high efficiency approach to cell delivery to the infarct area.

        We have completed preclinical testing, two multi-center Phase I clinical trials and a multi-center Phase Ib clinical trial and we anticipate initiating at least one multi-regional, Phase II study in 2008, subject to raising sufficient capital to fund this program.

        We believe that, unlike currently available treatment options, myoblast therapy has the ability to repair and improve the function of a damaged heart. Our preclinical and clinical studies support the conclusion that our therapy presents significant advantages over currently available treatments, including:

  •
  Ability to restore cardiac function through new muscle formation

  •
  Ability to prevent further decline of heart function

  •
  No risk immunological rejection of myoblasts due to autologous nature of the therapy

  •
  Complementary to and capable of improving outcomes of current therapeutic options for heart disease

        Potential Commercial Applications of our ES Cell and Adult Stem Cell Technologies.    We believe that, if successfully developed, stem cell-based therapy has the potential to provide treatment for a broad range of acute and chronic degenerative diseases. We believe the potential applications of cell-based therapeutics include

  •
  hematopoietic cells for blood diseases and cancer,

  •
  myocardial and endothelial vascular tissue for cardiovascular disease,

  •
  congestive heart failure, myocardial infarction and other cardiovascular disease

  •
  skin cells for dermatological conditions,

  •
  retinal pigment epithelium cells as treatment for macular degeneration and retinal pigmentosis,

  •
  neural cells for spinal cord injury, Parkinson's disease and other neuro-degenerative diseases,

  •
  pancreatic islet ß cells for diabetes,

  •
  liver cells for hepatitis and cirrhosis,

  •
  cartilage cells for arthritis, and

  •
  lung cells for a variety of pulmonary diseases.

        While we expect that any future products will take the form of medical procedures, tangible therapeutics, or combinations thereof, we currently have no products, and the identity of our future products, if any, is dependent upon the results of our ongoing research efforts, and, therefore cannot be determined at this time.

Our Intellectual Property.

        Our research and development is supported by a broad intellectual property portfolio. We currently own or have exclusive licenses to over 45 patents and have over 170 patent applications pending worldwide in the field of regenerative medicine and stem cell therapy. We also have non-exclusive rights to a portfolio of patents and patent applications that support our core intellectual property.

        Our success will likely depend upon our ability to preserve our proprietary technologies and operate without infringing the proprietary rights of other parties. However, we may rely on certain proprietary technologies and know-how that are not patentable. We protect such proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors.

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

        The following table identifies the issued patents we own or license that we believe currently support our technology platform.

Owned by Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
6,808,704	United States (US)	09/06/2000	10/26/2004	09/6/2020	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
518191	New Zealand (NZ)	10/13/2000	05/10/2004	10/13/2020	Method of Differentiation of Morula or Inner Cell Mass Cells and Method of Making Lineage-Defective Embryonic Stem Cells
516236	NZ	06/30/2000	08/07/2005	06/30/2020	Cytoplasmic Transfer to De-Differentiate Recipient Cells
782286	Australia (AU)	06/30/2000	10/27/2005	06/30/2020	Cytoplasmic Transfer to De-Differentiate Recipient Cells
783162	AU	09/06/2000	01/12/2006	09/6/2020	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
536786	NZ	09/06/2000	01/11/2007	09/6/2020	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques

782385	AU	10/13/2000	11/3/2005	10/13/2020	Method of Differentiation of Morula or Inner Cell Mass Cells and Method of Making Lineage-Defective Embryonic Stem Cells
531844	NZ	09/06/2000	12/08/05	09/06/2020	Telomere Restoration and Extension of Cell Life-Span in Animals Cloned from Senescent Somatic Cells
521711	NZ	04/16/2001	07/07/2005	04/16/2021	Pluripotent Cells Comprising Allogenic Nucleus and Mitochondria
519347	NZ	12/20/2000	11/11/2004	12/20/2020	Method to Produce Cloned Embryos and Adults from Cultured Cells
00818200.0	China (CN)	12/20/2000	10/18/2006	12/20/2020	Method to Produce Cloned Embryos and Adults from Cultured Cells
510930	NZ	04/3/2001	08/07/2003	03/05/2018	Method of Producing a Polypeptide in an Ungulate
337495	NZ	03/05/1998	10/09/2001	03/05/2018	Method of Cloning Animals
782358	AU	03/05/1998	11/03/2005	03/05/2018	Method of Cloning Animals
745334	AU	03/05/1998	07/04/2002	03/05/2018	Method of Cloning Animals
5,453,366	US	03/15/1993	09/26/1995	09/26/2012	Method of Cloning Bovine Embryos
6,011,197	US	01/28/1999	01/04/2000	03/06/2017	Method of Cloning Bovines Using Reprogrammed Non-Embryonic Bovine Cells
6,395,958	US	07/15/1999	05/28/2002	03/06/2017	Method of Producing a Polypeptide in an Ungulate
5,496,720	US	02/10/1993	03/05/1996	03/05/2013	Parthenogenic Oocyte Activation
5,843,754	US	06/06/1995	12/01/1998	12/01/2015	Parthenogenic Bovine Oocyte Activation
6,194,202	US	03/04/1996	02/27/2001	02/10/2013	Parthenogenic Oocyte Activation
6,077,710	US	10/21/1998	06/20/2000	02/10/2013	Parthenogenic Oocyte Activation
5,346,990	US	03/12/1991	09/13/1994	09/13/2011	Sex-Associated Membrane Proteins and Methods for Increasing the Probability that Offspring will be of a Desired Sex

Owned by Advanced Cell Technology, Inc.'s wholly-owned subsidiary Mytogen, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
6,673,604	US	07/24/2000	01/06/2004	07/24/2020	Muscle Cells and Their Use in Cardiac Repair**
6,432,711	US	11/01/1994	08/13/2002	08/13/2019	Embryonic Stem Cells Capable of Differentiating into Desired Cell Lines
5,543,316	US	04/20/1994	08/06/1996	04/20/2014	Injectable Culture Medium for Maintaining Viability of Myoblast Cells
770889	AU	7/24/2000	06/17/2004	7/24/2020	Muscle Cells and Their Use in Cardiac Repair
2,174,746	Canada (CA)	11/02/1994	04/24/2007	11/02/2014	Embryonic Stem Cells Capable of Differentiating into Desired Cell Lines

**
Currently undergoing Inter Partes Reexamination

University of Massachusetts Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
521426	NZ	03/26/2001	11/11/2004	03/26/2021	Prion-Free Transgenic Ungulates
521026	NZ	02/26/2001	01/13/2005	02/26/2021	Production of Mammals which Produce Progeny of a Single Sex
ZL01807315.8	CN	02/26/2001	08/11/2006	02/26/2021	Production of Mammals which Produce Progeny of a Single Sex
2001241720	AU	02/26/2001	11/23/2006	02/26/2021	Production of Mammals which Produce Progeny of a Single Sex
518365	NZ	10/27/2000	08/12/2004	10/27/2020	Gynogenetic or Androgenetic Production of Pluripotent Cells and Cell Lines, and Use Thereof to Produce Differentiated Cells and Tissues
517609	NZ	09/14/2000	06/08/2004	09/14/2020	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation and Method for Enhancing Embryonic Development by Genetic Alteration of Donor Cells or by Tissue Culture Conditions
519346	NZ	05/10/2000	06/08/2004	05/10/2020	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
759322	AU	03/02/1999	07/24/03	03/02/2019	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
506808	NZ	03/02/1999	03/29/2004	03/02/2019	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
781128	AU	10/13/2000	05/05/2005	10/13/2020	Preparation and Selection of Donor Cells for Nuclear Transplantation
ZL00815685.9	CN	10/13/2000	07/06/2005	10/13/2020	Preparation and Selection of Donor Cells for Nuclear Transplantation
334016	NZ	07/28/1997	12/07/2000	07/28/2017	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
784731	AU	05/10/2000	09/21/2006	05/10/2020	Embryonic or Stem-Like Cell Lines Produced by Cross Species Nuclear Transplantation
782846	AU	10/27/2000	12/15/2005	10/27/2020	Gynogenetic or Androgenetic Production of Pluripotent Cells and Cell Lines, and Use Thereof to Produce Differentiated Cells and Tissues
5994619	US	12/16/1996	11/30/1999	04/01/2016	Production of Chimeric Bovine or Porcine Animals Using Cultured Inner Cell Mass Cells
5905042	US	04/01/1996	05/08/1999	04/01/2016	Production of Chimeric Bovine or Porcine Animals Using Cultured Inner Cell Mass Cells
723457	AU	01/02/1998	12/07/2000	01/02/2018	Z-Chromosomal Markers Derived From Chicken (Gallus Domesticus) and Use Thereof in Chromosomal Mapping
6156569	US	08/04/1997	12/05/2000	08/04/2017	Prolonged Culturing of Avian Primordial Germ Cells (PGCS) Using Specific Growth Factors, Use Thereof to Produce Chimeric Avians

*
Actual patent expiration dates may differ from the dates listed herein including due to patent term adjustments pursuant to 35 U.S.C. § 154(b) and 37 C.F.R. §§ 1.702-1.705.

        The fundamental consequence of patent expiration is that the invention covered by that patent will enter the public domain. However, the expiration of patent protection, or anticipated patent protection, for the bulk of our portfolio is not scheduled to begin for approximately ten to fifteen years. Due to the rapid pace of technology development in this field, and the volume of intellectual property we anticipate will be generated over the next decade, it is unlikely that the expiration of any existing patents or patent rights would have an adverse affect on our business. Due to our current stage of development, our existing patent portfolio is not currently supporting a marketed product, so we will not suffer from any reduction in product revenue from patent expiration. Any actual products that we develop are expected to be supported by intellectual property covered by current patent applications that, if granted, would not expire for 20 years from the date first filed. For example, our patent rights under the University of Massachusetts license listed in the patent table, above, do not begin to expire until 2016. Due to the early stage of our business, we differ from, for example, the pharmaceutical industry where the loss of a key significant patent can result in contemporaneous loss of products, programs or revenues. As our table demonstrates, our business is at the front end of the patent protection spectrum and is not expected to be significantly impacted by expiration of existing patents or patents issued in response to existing applications.

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

        WiCell 2002 License.    In March 2002, we entered into an industry research license and material transfer agreement with WiCell Research Institute, Inc., referred to as WiCell, pursuant to which WiCell granted to us a non-exclusive license, with no right to sublicense, to make, use and sell or otherwise transfer certain primate embryonic stem cells and derivatives thereof for internal research purposes and to receive such primate embryonic stem cells or derivatives from third parties for internal research purposes. In consideration of the license granted to us by WiCell, we agreed to pay a license fee of $100,000 and an annual maintenance fee of $25,000. The license includes a grant from us to WiCell of a non-exclusive, royalty-free, irrevocable, paid-up research license under any inventions made by or for us to the extent that such inventions are a modification of an invention described in the licensed patent rights.

        WARF and WiCell 2007 License.    On May 2, 2007, we entered into a commercial products addendum with the Wisconsin Alumni Research Foundation ("WARF") and its subsidiary, WiCell Research Institute, Inc., ("WiCell"). The addendum amends in certain respects the industry research license and material transfer agreement discussed above. The addendum (i) grants to us a non-exclusive, world-wide commercial license to 23 issued patents and 123 patents pending to pursue therapeutic and research products utilizing human embryonic stem cell technology and (ii) provides for certain sublicensing rights to enable us to further the development and commercialization of products. The addendum requires us to make certain royalty payments and pay license fees to WARF as set forth in the addendum. The maintenance fees required under the 2002 WiCell License are waived during the term of the 2007 License.

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

        Cardion License.    Cardion Pharmaceuticals, Inc. and Diacrin, Inc. entered into a patent license agreement on September 30, 2002; the agreement was transferred to our wholly owned subsidiary Mytogen, Inc. on December 28, 2005. Under the agreement, Mytogen has a worldwide, non-exclusive right and license under certain specified patent rights, with the right to sublicense, to make, have made, use, have used, offer for sale, sell, lease, import and/or otherwise dispose of products in the field described as cell-transplantation treatments and related therapies that use genetically unmodified skeletal myoblasts for the treatment of cardiovascular disease. Under the agreement Mytogen is required to make certain milestone payments (ranging from $500,000 to $1,500,000 upon the occurrence of specified events), an annual maintenance fee of $25,000, and earned royalties equal to (i) 5% of the net sales price of all covered products sold to its end-user customers and (ii) 5% of net sales of covered products sold by Mytogen's sublicensees.

        GenVec Agreement.    On December 28, 2005, Mytogen and GenVec, Inc. entered into a patent assignment and security agreement. Under the agreement, as amended on July 31, 2007, GenVec assigned certain agreements and intellectual property to Mytogen, and retained a royalty-free non-exclusive license, with the right to grant sublicenses, to practice the intellectual property in connection with products, processes or services developed or provided by GenVec other than autologous and allogenic skeletal myoblasts for cardiac therapy. Under the original agreement, Mytogen granted a security interest in the assigned intellectual property, but the security interest was released in the amendment to the agreement. Under the agreement, as amended, Mytogen must use commercially reasonable efforts to commercialize the assigned intellectual property, including by spending specified amounts in support of research and development in support of such commercialization; Mytogen must pay GenVec one-half of the first milestone payment (anticipated to be two million U.S. dollars) received by Mytogen under the Terumo Agreement; and Mytogen must also pay GenVec four percent (4%) of the net sales revenue from sales or other provision of products, processes or services covered by the agreement.

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

        We expect that Lifeline Exclusive License Agreement Number 1, as amended, will be further amended as a result of the Start Settlement and the settlement of University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia (Case No. 1:05-cv-00706 RMU), and University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia (Case No. 1:05-cv-00353 RMU).

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

        We expect that Lifeline Exclusive License Agreement Number 2, as amended, will be further amended as a result of the Start Settlement and the settlement of University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia (Case No. 1:05-cv-00706 RMU), and University of Massachusetts and Advanced Cell Technology, Inc. v. Roslin Institute (Edinburgh), Geron Corporation and Exeter Life Sciences, Inc., U.S. District Court for the District of Columbia (Case No. 1:05-cv-00353 RMU).

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

        We expect that Lifeline Exclusive License Agreement Number 3, as amended, will be further amended or terminated, as a result of the dissolution of Infinigen and the acquisition by us of certain of the Infigen patent rights.

        Start Licensing License.    On August 30, 2006, we entered into a Settlement and License Agreement with UMass and Start Licensing, Inc. See description of this agreement above. Pursuant to this agreement, we granted Start Licensing a worldwide, exclusive, fully paid-up and royalty-free license, with the right to grant sublicenses, to certain patent rights for use in connection with all uses and applications in non-human animals. The agreement was reached in connection with the settlement of the patent interference actions. The terms of the agreement also includes an initial payment to us, which has been made, and certain milestone payments. In addition, under the agreement, Start, Geron Corporation and Roslin Institute ("Roslin") each agree not to sue us under certain patent applications owned by Roslin.

        Terumo Agreement.    Diacrin, Inc. and Terumo Corporation entered into a development and license agreement on September 4, 2002; the agreement was transferred to Mytogen on December 28, 2005. Under the agreement, the parties agreed to collaborate to develop and commercialize products in the field described as autologous skeletal myoblasts for cardiac therapy (and conditionally allogenic skeletal myoblasts for cardiac therapy) in Japan and such other Asian countries as the parties may agree. Pursuant to the agreement, Terumo has an exclusive, royalty-bearing license, with a limited right to grant sublicenses, under certain technology and patent rights controlled by Mytogen; and a non-exclusive, non-royalty bearing right and license to use certain data resulting from clinical trials for products based on the licensed technology and patent rights for purposes of seeking regulatory approvals. The agreement specifies the rights and obligations of the parties with respect to collaboration and development of products covered by the agreement. The agreement also requires Terumo to make certain milestone payments, including the following: two million dollars upon initiation of any clinical trials of any covered product in Japan; two million dollars upon the first filing for regulatory approval of a covered product in Japan; one million dollars upon the first filing for regulatory approval of a covered product in any country other than Japan if the territory is expanded to include countries other than Japan; two million dollars upon the first commercial sale of a covered product in Japan; and one million dollars upon the first commercial sale of a covered product in any country other than Japan if the territory is expanded to include countries other than Japan. Terumo is also required under the agreement to pay royalties in an amount equal to ten percent (10%) of the net sales on covered products.

        Pharming Technologies B.V. License.    On February 26, 2008, we entered into that certain License Agreement with Pharming Technologies B.V., referred to as Pharming,, pursuant to which we exclusively licensed to Pharming certain patents including oocyte activation patents for all uses and applications in or related to non-human animals. We retained all use and applications of such patents in or related to humans. As consideration for the exclusive license, Pharming paid us a one-time license fee of $260,000.

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

        In the general area of cell-based therapies (including both ES cell and autologous cell therapies), we compete with a variety of companies, most of whom are specialty biotechnology companies, such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc., Viacell, Inc., MG Biotherapeutics, BioHeart, Inc., Baxter Healthcare, Osiris Therapeutics and Cytori. Each of these companies are well-established and have substantial technical and financial resources compared to us. However, as cell-based products are only just emerging as medical therapies, many of our direct competitors are smaller biotechnology and specialty medical products companies. These smaller companies may become significant competitors through rapid evolution of new technologies. Any of these companies could substantially strengthen their competitive position through strategic alliances or collaborative arrangements with large pharmaceutical or biotechnology companies.

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

        Government Regulation.    Regulation by governmental authorities in the United States and other countries is a significant factor in our research and development and will be a significant factor in the manufacture and marketing of our proposed products. The nature and extent to which such regulation applies to us will vary depending on the nature of any products we may develop. We anticipate that many, if not all, of our products will require regulatory approval by governmental agencies prior to commercialization. In particular, human therapeutic products are subject to rigorous preclinical and clinical testing and other approval procedures of the FDA, and similar regulatory authorities in European and other countries. Various governmental statutes and regulations also govern or influence testing, manufacturing, safety, labeling, storage and recordkeeping related to such products and their marketing. The process of obtaining these approvals and the subsequent compliance with appropriate statutes and regulations require the expenditure of substantial time and money, and there can be no guarantee that approvals will be granted.

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

        We have completed preclinical testing, two multi-center Phase I clinical trials and a multi-center Phase Ib clinical trial of our myoblast cell transplantation product and we anticipate initiating a double blinded Phase II FAA approved clinical trial in 2008 subject to raising sufficient capital to fund this program.

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

        For additional information about governmental regulations that will affect our planned and intended business operations, see "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" beginning on page [            ] below.

        Employees.    As of March 31, 2008, we had 48 full-time employees, of whom 13 hold Ph.D. or M.D. degrees. 41 employees are directly involved in research and development activities and 7 are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Risks Relating to Our Early Stage of Development

        We have a limited operating history on which potential investors may evaluate our operations and prospects for profitable operations.    We have a limited operating history on which a potential investor may base an evaluation of us and our prospects. If we are unable to begin and sustain profitable operations, investors may lose their entire investment in us. Our human embryonic stem cell programs are in the pre-clinical stage, and our adult stem cell myoblast program has completed Phase I and Ib

FDA clinical trials. Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as an early stage company,

  •
  we have fewer resources than an established company,

  •
  our management may be more likely to make mistakes at such an early stage, and

  •
  we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

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

        We have sold agricultural portion of our business in order to finance operations. The agricultural applications of our technology generally have a more rapid realization of revenues due to more limited regulatory requirements and testing. Our ability to generate revenue from any agricultural applications of our technology is limited to existing license royalties, if any.

        We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.    We have losses from operations, negative cash flows from operations and a substantial stockholders' deficit that raise substantial doubt about our ability to continue as a going concern. We do not believe that our cash from all sources, including cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations beyond June 30, 2008 without raising additional funds.

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

Risks Relating to Our Technology

        We rely on nuclear transfer and embryonic stem cell and myoblast technologies that we may not be able to successfully develop, which will prevent us from generating revenues, operating profitably or providing investors any return on their investment.    We have concentrated our research on our nuclear transfer, embryonic stem cell and myoblast technologies, and our ability to operate profitably will depend on being able to successfully develop these technologies for human applications. These are emerging technologies with, as yet, limited human applications. We cannot guarantee that we will be able to successfully develop our nuclear transfer, embryonic stem cell or myoblast technologies or that such development will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty/licensing fees related to our technology, would be our primary sources of revenues. If we are unable to develop our technologies, investors will likely lose their entire investment in us.

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

        We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

  •
  the FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our cell culturing processes or facilities unsatisfactory,

  •
  officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do,

  •
  our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs,

  •
  the FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations,

  •
  there may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites,

  •
  we, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects,

  •
  we may experience difficulties in managing multiple clinical sites,

  •
  enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays,

  •
  we may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials, and

  •
  our product candidates may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by healthcare providers for a particular indication.

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

  •
  product design, development, manufacture and testing,

  •
  product safety and efficacy,

  •
  product labeling,

  •
  product storage and shipping,

  •
  record keeping,

  •
  pre-market clearance or approval,

  •
  advertising and promotion, and

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

        If we are successful in obtaining regulatory approval for any of our product candidates, the degree of market acceptance of those products will depend on many factors, including:

  •
  our ability to provide acceptable evidence and the perception of patients and the healthcare community, including third party payors, of the positive characteristics of our product candidates relative to existing treatment methods, including their safety, efficacy, cost effectiveness and/or other potential advantages,

  •
  the incidence and severity of any adverse side effects of our product candidates,

  •
  the availability of alternative treatments,

  •
  the labeling requirements imposed by the FDA and foreign regulatory agencies, including the scope of approved indications and any safety warnings,

  •
  our ability to obtain sufficient third party insurance coverage or reimbursement for our products candidates,

  •
  the inclusion of our products on insurance company coverage policies,

  •
  the willingness and ability of patients and the healthcare community to adopt new technologies,

  •
  the procedure time associated with the use of our product candidates,

  •
  our ability to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates with acceptable quality and at an acceptable cost to meet demand, and

  •
  marketing and distribution support for our products.

        Failure to achieve market acceptance would limit our ability to generate revenue and would have a material adverse effect on our business. In addition, if any of our product candidates achieve market acceptance, we may not be able to maintain that market acceptance over time if competing products or technologies are introduced that are received more favorably or are more cost-effective.

Risks Relating to the September 2005, September 2006, August 2007 and March 2008 Financings

        If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.    We have outstanding, as of April 11th, 2008, $16,709,850 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187% with $3,855,360 in 2008 Debentures $9,418,299 in 2007 Debentures, $2,919,925 in 2006 Debentures, and $516,266 in 2005 Debentures. We are required to redeem on a monthly basis, by payment, at our option, with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures.

        Unless sooner converted into shares of our common stock the 2005 Debentures are due and payable on September 14, 2008, the 2006 Debentures are due and payable on February 28, 2010, the 2007 Debentures are due and payable on August 31, 2010, and the 2008 Debentures are due and payable March 31, 2009. Any event of default could require the early repayment of the convertible debentures, including the accruing of interest on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures; however no assurance can be provided that any amount of debentures will be converted. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

        There are a large number of shares underlying our convertible debentures in full, and warrants that are registered and available for sale and the sale of these shares may depress the market price of our common stock. As of April 11th, 2008, on an aggregated basis our 2005, 2006, 2007 and 2008 financing result in Debentures that may be converted into 103,113,481 shares of our common stock and warrants that may be converted into 145,897,305 shares of our common stock.

        Sales of a substantial number of shares of our common stock in the public market could adversely affect the market price for our common stock and make it more difficult for you to sell shares of our common stock at times and prices that you feel are appropriate.

        The issuance of shares upon conversion of the convertible debentures and exercise of outstanding warrants will cause immediate and substantial dilution to our existing stockholders. The issuance of shares upon conversion of the convertible debentures and exercise of warrants, including the replacement warrants, will result in substantial dilution to the interests of other stockholders since the selling security holders may ultimately convert and sell the full amount issuable on conversion. Although no single selling security holder may convert its convertible debentures and/or exercise its warrants if such conversion or exercise would cause it to own more than 4.99% of our outstanding common stock, this restriction does not prevent each selling security holder from converting and/or exercising some of its holdings and then converting the rest of its holdings. In this way, each selling security holder could sell more than this limit while never holding more than this limit. There is no upper limit on the number of shares that may be issued which will have the effect of further diluting the proportionate equity interest and voting power of holders of our common stock. In addition, the issuance of the 2008 Debentures and the 2008 Warrants triggered certain anti-dilution rights for certain third parties currently holding our securities resulting in substantial dilution to the interests of other stockholders.

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

        Our outstanding indebtedness on our 2005, 2006, 2007 and 2008 Debentures imposes certain restrictions on how we conduct our business. In addition, all of our assets, including our intellectual property, are pledged to secure this indebtedness. If we fail to meet our obligations under the Debentures, our payment obligations may be accelerated and the collateral securing the debt may be sold to satisfy these obligations.

        The Debentures and related agreements contain various provisions that restrict our operating flexibility. Pursuant to the agreement, we may not, among other things:

  •
  except for certain permitted indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom,

  •
  except for certain permitted liens, enter into, create, incur, assume or suffer to exist any liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom,

  •
  amend our certificate of incorporation, bylaws or other charter documents so as to materially and adversely affect any rights of holders of the Debentures and Warrants,

  •
  repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or common stock equivalents,

  •
  enter into any transaction with any of our affiliates, which would be required to be disclosed in any public filing with the Securities and Exchange Commission, unless such transaction is made on an arm's-length basis and expressly approved by a majority of our disinterested directors (even if less than a quorum otherwise required for board approval),

  •
  pay cash dividends or distributions on any of our equity securities,

  •
  grant certain registration rights,

  •
  enter into any agreement with respect to any of the foregoing, or

  •
  make cash expenditures in excess of $1,000,000 per calendar month, subject to certain specified exceptions.

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

        Our obligations under the Securities Purchase Agreement are secured by substantially all of our assets. Our obligations under certain security agreements, executed in connection with both the 2007 Financing and 2008 Financing, with the holders of the debentures and warrants are secured by substantially all of our assets. As a result, if we default under the terms of the security agreement, such holders could foreclose on their security interest and liquidate all of our assets. This would cause operations to cease.

Risks Relating to Government Regulation

        Companies such as ours engaged in research using nuclear transfer and embryonic and adult stem cells are currently subject to strict government regulations, and our operations could be harmed by any legislative or administrative efforts impacting the use of nuclear transfer technology or human embryonic material. Our business is focused on human cell therapy, which includes the production of human differentiated cells from stem cells and involves the use of nuclear transfer technology, human oocytes, and embryonic material as well as adult stem cells. Nuclear transfer technology, commonly known as therapeutic cloning, and research utilizing embryonic stem cells are controversial subjects, and are currently subject to intense scrutiny, both in the United States, the United Nations and throughout the world, particularly in the area of nuclear transfer of human cells and the use of human embryonic material.

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

General Risks Relating to Our Business

        We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome. Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. See "LEGAL PROCEEDINGS" set forth in Part I, Item 3 of this Annual Report on Form 10-KSB for a more complete discussion of currently pending litigation against the Company.

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

        We presently have members of management and other key employees located in various locations throughout the country which adds complexities to the operation of the business. Presently, we have members of management and other key employees located in both California and Massachusetts, which adds complexities to the operation of our business. We intend to maintain our research facilities in Massachusetts and we maintain a corporate office in Los Angeles, California. We will likely continue to incur significant costs associated with maintaining multiple locations.

        We face risks related to compliance with corporate governance laws and financial reporting standards. The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 requires that our management assess our internal control over financial reporting annually and, commencing with the filing of this Annual Rerport, include a report on its assessment. In 2008 our independent registered public accounting firm may be required to audit both the design and operating effectiveness of our internal controls and management's assessment of the design and the operating effectiveness of our internal control over financial reporting.

Risks Relating to Our Common Stock

        Stock prices for biotechnology companies have historically tended to be very volatile.    Stock prices and trading volumes for many biotechnology companies fluctuate widely for a number of reasons, including but not limited to the following factors, some of which may be unrelated to their businesses or results of operations:

  •
  clinical trial results,

  •
  the amount of cash resources and ability to obtain additional funding,

  •
  announcements of research activities, business developments, technological innovations or new products by companies or their competitors,

  •
  entering into or terminating strategic relationships,

  •
  changes in government regulation,

  •
  disputes concerning patents or proprietary rights,

  •
  changes in revenues or expense levels,

  •
  public concern regarding the safety, efficacy or other aspects of the products or methodologies being developed,

  •
  reports by securities analysts,

  •
  activities of various interest groups or organizations,

  •
  media coverage, and

  •
  status of the investment markets.

        This market volatility, as well as general domestic or international economic, market and political conditions, could materially and adversely affect the market price of our common stock and the return on your investment.

        A significant number of shares of our common stock have become available for sale and their sale could depress the price of our common stock.    On March 1, 2008, a significant number of our outstanding securities (including the 2007 Debentures and the 2007 Warrants and the shares of common stock underlying such securities) that were previously restricted became eligible for sale under Rule 144 of the Securities Act, and their sale will not be subject to any volume limitations.

        Not including the shares of common stock underlying the 2005 Debentures, the 2005 Warrants, the 2006 Debentures, the 2006 Warrants, the replacement warrants, the 2007 Debentures, and the 2007 Warrants, there are presently approximately 119,728,338 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

ITEM 2.    DESCRIPTION OF PROPERTIES

        Our headquarters are located at 381 Plantation Street, Worcester, Massachusetts, where we lease approximately 14,000 square foot of office and laboratory facilities. We have the Worcester facility under an eight year sub-lease which expires on April 30, 2010. We also lease approximately 3,000 square feet of corporate office space at 11100 Santa Monica Boulevard in Los Angeles, CA 90025. In addition, in connection with the acquisition of Mytogen, we entered into a lease agreement with Alexandria Real Estate—79/96 Charlestown Navy Yard, LLC on September 20, 2007 with respect to certain property located in Charlestown, Massachusetts. On February 4, 2008, we received a notice of termination regarding such lease. The status of the lease agreement with Alexandria is further described under Item 3 "LEGAL PROCEEDINGS" below. We do not own any real estate.

ITEM 3.    LEGAL PROCEEDINGS

        Gary D. Aronson v. Advanced Cell Technology, Inc., Superior Court of California, County of Alameda, Case No. RG07348990. John S. Gorton v. Advanced Cell Technology, Inc, Superior Court of California,

County of Alameda Case No. RG07350437. On October 1, 2007 Gary D. Aronson brought suit against the Company with respect to a dispute over the interpretation of the anti-dilution provisions of the Company's warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a companion suit on October 10, 2007. The two cases have been consolidated. The plaintiffs allege that the Company breached warrants to purchase securities issued by the Company to these individuals by not timely issuing stock after the warrants were exercised and by failing to issue additional shares of stock in accordance with anti-dilution provisions in the warrants. Plaintiffs are seeking an unspecified amount in damages. No discovery has been taken regarding the foregoing claims, and therefore no analysis has been done to determine the Company's potential exposure and no conclusions reached whether the Company has liability.

        Alexandria Real Estate—79/96 Charlestown Navy Yard, LLC v. Advanced Cell Technology, Inc. and Mytogen, Inc. (Suffolk County).    On February 7, 2008, Alexandria Real Estate—79/96 Charlestown Navy Yard, LLC filed suit against the Company and Mytogen, Inc., a wholly-owned subsidiary of the Company, in Suffolk Superior Court, Commonwealth of Masschusetts, Civil Action No. 08-0649-C. In the action, Alexandria alleged that the Company, a tenant in a property in Charlestown, Massachusetts, had failed to meet certain rent and other financial obligations under its Lease. Alexandria secured a preliminary injunction preventing the Company from removing assets from the leased premises until after trial. Alexandria sought damages in the amount of past rent and other financial obligations owed, as well as the net present value of the future rental stream, minus reletting proceeds. On February 28, 2008, Alexandria filed a second suit in Suffolk Superior Court seeking to evict the Company from the premises. A hearing is scheduled on April 22, 2008. Dr. Alan Walton, a member of our board of directors, serves on the board of directors of Alexandria Real Estate Equities, Inc., the parent company of Alexandria Real Estate—79/96 Charlestown Navy Yard, LLC.

        Michael West v. Advanced Cell Technology, Inc., No. 72 166 00095 08, American Arbitration Association.    On January 31, 2008, Michael West, the Company's former President and Chief Scientific Officer, filed an arbitration claim in which he alleges that the Company owes him $26,250 plus attorneys' fees and interest under a consulting agreement between West and the Company. The Company denies liability. As discovery has not yet begun, it is impossible to estimate the likelihood of an adverse outcome.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Our annual stockholders meeting was held on December 28, 2007. At the annual meeting, the Company's stockholders approved (i) the re-election of William M. Caldwell, IV, Alan C. Shapiro, Alan G. Walton and Erkki Ruoslahti and the election of Gary Rabin to serve as our directors until the 2008 Annual Meeting of Stockholders; and (ii) an Amended and Restated Certificate of Incorporation of the Company, to be filed at the discretion of the Company's Board of Directors at any time before May 1, 2008, to amend and restate the Company's existing Certificate of Incorporation to effect a reverse split of the Company's outstanding shares of common stock, at a ratio in the range from one-for-two to one-for-ten.

        With respect to the proposal "To Amend the Company's 2005 Stock Incentive Plan to increase the number of shares issuable thereunder by 25,000,000 shares," the Company adjourned the December 28, 2007 meeting until January 10, 2008, and further adjourned the annual meeting until January 24, 2008.

        The results of the votes taken at the annual meeting (including the adjournments thereof) were as follows:

  (1)
  To elect five members to our Board of Directors to serve a one-year term and until their respective successors are duly elected and qualified.

  (a)
  Proposal to elect William M. Caldwell, IV

      Number of Votes FOR: 45,163,887
      Number of Votes AGAINST: 3,134,811
      Number of Votes ABSTAINING: 2,915,714
      Number of Eligible Votes NOT VOTED: 0

    (b)
    Proposal to elect Erkki Ruoslahti, M.D., Ph.D

      Number of Votes FOR: 45,245,420
      Number of Votes AGAINST: 3,053,278
      Number of Votes ABSTAINING: 2,915,714
      Number of Eligible Votes NOT VOTED: 0

    (c)
    Proposal to elect Alan C. Shapiro, Ph.D.

      Number of Votes FOR: 45,161,740
      Number of Votes AGAINST: 3,136,958
      Number of Votes ABSTAINING: 2,915,714
      Number of Eligible Votes NOT VOTED: 0

    (d)
    Proposal to elect Alan G. Walton, Ph.D.

      Number of Votes FOR: 45,250,420
      Number of Votes AGAINST: 3,048,278
      Number of Votes ABSTAINING: 2,915,714
      Number of Eligible Votes NOT VOTED: 0

    (e)
    Proposal to elect Gary Rabin

      Number of Votes FOR: 45,251,073
      Number of Votes AGAINST: 3,047,625
      Number of Votes ABSTAINING: 2,915,714
      Number of Eligible Votes NOT VOTED: 0

  (2)
  To amend the Company's 2005 Stock Incentive Plan to increase the number of shares issuable thereunder by 25,000,000 shares (on a pre-reverse split basis).

    Number of Votes FOR: 14,864,571
    Number of Votes AGAINST: 4,594,692
    Number of Votes ABSTAINING: 298,814
    Number of Eligible Votes NOT VOTED: 32,206,947

  (3)
  To consider and approve an Amendment and Restated Certificate of Incorporation of the Company, which amends and restates the Company's existing Certificate of Incorporation to effect a reverse split of the Company's outstanding shares of common stock, par value of $.001 per share, at a ratio in the range from one-for-two to one-for-ten at any time before May 1, 2008.

    Number of Votes FOR: 41,933,171
    Number of Votes AGAINST: 8,878,881
    Number of Votes ABSTAINING: 402,357
    Number of Eligible Votes NOT VOTED: 3

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

Fiscal Year 2006	High Bid	Low Bid
First Quarter	$2.20	$1.13
Second Quarter	$1.62	$0.51
Third Quarter	$2.32	$0.26
Fourth Quarter	$0.99	$0.52

Fiscal Year 2007	High Bid	Low Bid
First Quarter	$1.19	$0.54
Second Quarter	$1.10	$0.32
Third Quarter	$0.52	$0.26
Fourth Quarter	$0.31	$0.15

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

Holders

        As of December 31, 2007, there were approximately 7,000 record owners of our common stock.

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

        On December 28, 2007, we issued a warrant to purchase 500,000 shares of common stock at an exercise price of $0.40 per share to Bristol Capital, LLC in connection with consulting services provided to us. The warrant will become fully vested on the first anniversary of the grant date, vesting in quarterly installments.

        On October 17, 2007, we issued a warrant to purchase 1,250,000 shares of common stock at an exercise price of $0.40 per share to Green Mountain Finance in connection with consulting services provided to us.

        On August 31, 2007, we issued a warrant to purchase 680,036 shares of common stock at an exercise price of $0.39 per share to Rodman & Renshaw LLC in connection with broker services provided to us.

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

        On September 7, 2007, in connection with the closing of the exercise of the additional investment right described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on September 7, 2007, we issued to certain accredited investors an aggregate of $12,550,000 principal amount senior secured convertible debentures with an original issue discount of 20.3187%. In connection with the closing of the issuance and sale of convertible debentures, we received gross proceeds of $10,000,000. The convertible debentures are due and payable three years from the date of issuance, unless sooner converted into shares of our common stock. The conversion price of the debentures is $0.34, subject to anti-dilution and other customary adjustments. In connection with the securities purchase agreement, we also issued warrants to purchase an aggregate of 36,911,765 shares of our common stock. The term of the warrants is five years and the exercise price is $0.38 per share, subject to anti-dilution and other customary adjustments.

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

        On February 5, 2007, the Company issued 800,000 shares of "restricted" common stock to Infigen, Inc. at a per share price equal to $0.76 (the closing price on February 5, 2007) in connection with the execution of that certain Patent Assignment Agreement with Infigen, Inc.

Use of Proceeds from Registered Securities

        Not Applicable.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

OVERVIEW

        This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "budgets," "potential," "continue" and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital on a new term basis; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See "RISK FACTORS THAT MAY AFFECT OUR BUSINESS" set forth above on page 22 for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

        The following discussion should be read in conjunction with the financial statements and notes thereto included in Part II, Item 7 of this Annual Report on Form 10-KSB.

        We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

SIGNIFICANT ACCOUNTING POLICIES

        Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Note 3 of the Notes to Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. Certain of these significant accounting policies are considered to be critical accounting policies, as defined below. We do not believe that there have been significant changes to our accounting policies during the year ended December 31, 2007, as compared to those policies disclosed in the December 31, 2006 financial statements filed in our Current Report on Form 10-KSB with the SEC on March 19, 2007.

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

        Principles of Consolidation—The accounts of the Company and Mytogen, Inc. ("Mytogen") are included in the accompanying consolidated financial statements for the period from September 20, 2007 to December 31, 2007. On September 20, 2007, a newly formed subsidiary of the Company merged into Mytogen to effect a reorganization of Mytogen. As a result of the merger, the Company became the owner of 100% of the outstanding shares of Mytogen. During the period from September 20, 2007 to December 31, 2007, all intercompany balances and transactions were eliminated in consolidation.

        Use of Estimates—These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes and binomial lattice model calculations used to value derivative instruments discussed below under "Valuation of Derivative Instruments". In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, the useful lives of our fixed assets and our allowance for bad debts. Actual results could differ from those estimates.

        Reclassifications—Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

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

        Equipment—We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for using the straight-line method over three to six years. Upon disposition of equipment, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. In the case of certain assets acquired under capital leases, the assets are recorded net of imputed interest, based upon the net present value of future payments. Assets under capital lease are pledged as collateral for the related lease.

        Deferred Issuance Costs—Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months.

        Intangible and Long-Lived Assets—We follow Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2007 and December 31, 2006, no impairment loss was recognized.

        Fair Value of Financial Instruments—For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

        Valuation of Derivative Instruments—FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, "Accounting for Certain Hybrid Financial Instruments" requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting prescribed in FAS 155 to account for the 2006 Convertible Debentures. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black Scholes model.

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

        Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which cannot be capitalized. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and research grants. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval. Research and development costs are expensed as incurred.

        Stock Based Compensation—Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified prospective transition method. Under this transition method, stock-based compensation expense is recognized in the consolidated financial statements for granted, modified, or settled stock options based on estimated fair values. Results for prior periods have not been restated, as provided for under the modified prospective transition method.

        Prior to the adoption of FAS 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash inflows in the consolidated statements of cash flows, in accordance with the provisions of the Emerging Issues Task Force ("EITF") Issue No. 00-15, "Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option." FAS 123(R) requires the benefits of tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash inflows rather than operating cash inflows, on a prospective basis. The impact of this change was not material to the Company.

        Net Loss Per Share—We use FAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing the net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

        For the twelve months ended December 31, 2007, approximately 181,000,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. There were 23,000,000 potentially dilutive shares at December 31, 2006.

        Concentrations and Other Risks—Currently, the Company's revenues and accounts receivable are concentrated in one customer. There is also a geographic concentration of the Company's primary activities in Northern California and Massachusetts. Other risks include the uncertainty of the regulatory environment and the effect of future regulations on the Company's business activities. As we are a biotechnology research and development company, there is also the attendant risk that someone could commence legal proceedings over our discoveries. Acts of God could also adversely affect our business.

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

        If applicable, interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of FAS No. 160, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options, and will assess the impact of SAB 110 for fiscal year 2008. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This

Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the FASB, issued FAS No. 141 (revised 2007), "Business Combinations." This Statement replaces FASB Statement No. 141, "Business Combinations," but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB, issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We will adopt FAS 159 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

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

        In September 2006, the FASB issued FAS 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this Statement January 1, 2008, and it is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

RESTATEMENT OF CERTAIN FINANCIAL STATEMENTS

        As more fully discussed in Note 2 to our Financial Statements, the Company has decided to restate its previously issued financial statements for the year ended December 31, 2006. The Company's determination to restate these previously issued financial statements arose from the following adjustments:

        On September 6, 2006, the Company entered into a securities purchase agreement in which the purchasers purchased from the Company amortizing convertible debentures and warrants to purchase shares of the Company's common stock. In connection with that transaction, and for each quarter thereafter, the Company performed a valuation of the debentures and warrants. On March 24, 2008, the Company discovered that it had been using an incorrect number of warrants in calculating the appropriate fair value. The Company had been using 4,541,672 warrants instead of the correct number of 19,064,670 warrants. Upon learning of the error, the Company recalculated the correct fair value and confirmed with its outside valuation firm that this change in warrant valuation had no impact on the value of the related convertible debentures and all the related embedded derivatives. The Company is working towards filing amendments to all such periodic reports. This Annual Report on Form 10-KSB corrects these errors for the periods reported herein.

RESULTS OF OPERATIONS

Revenues

        Revenues for the twelve months ended December 31, 2007 and 2006 were approximately $647,000, and $441,000 respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted. The increase in revenue in current periods was due to new licenses being granted.

Research and Development Expenses and Grant Reimbursements

        Research and development expenses for the twelve months ended December 31, 2007 and 2006 were approximately $12,745,000 and $9,027,000 respectively. The increase in expenses in the current periods, which consist mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, relate principally to acquisition of Mytogen, and associated increase in staffing and spending for scientific research.

        Our research and development expenses consist primarily of costs associated with basic, pre-clinical research, as well as clinical costs, exclusively in the field of human stem cell therapies and regenerative medicine, with focus on development of our technologies in cellular reprogramming, reduced complexity applications, and stem cell differentiation. These expenses represent both pre-clinical and clinical development costs and costs associated with non-clinical support activities such as quality control and regulatory processes. The cost of our research and development personnel is the most significant category of expense; however, we also incur expenses with third parties, including license agreements, sponsored research programs and consulting expenses.

        We do not segregate research and development costs by project because our research is focused exclusively on human stem cell therapies as a unitary field of study. Although we have three principal areas of focus for our research, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists, and other resources dedicated to these efforts are not separately allocated to individual projects, but rather are conducting our research on an integrated basis.

        Although in the short term we do not expect to reverse research and development expense levels, over the longer term, we expect that research and development expenses will continue to increase in the foreseeable future as we add personnel, expand our pre-clinical research, begin clinical trial activities, and increase our regulatory compliance capabilities. The amount of these increases is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation of clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size, and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

        Grant reimbursements for the twelve months ended December 31, 2007 and 2006 were approximately $67,000 and $369,000 respectively. The 2006 amounts represent approved reimbursements pursuant to the grant from National Institutes of Science and Technology. This grant expired in May 2006. The 2007 grant amount is from the NIH Small Business Technology Transfer Program.

General and Administrative Expenses

        General and administrative expenses for the twelve months ended December 31, 2007 and 2006 were approximately $6,782,000, and $9,152,000 respectively. Expenses for the period versus the prior year have decreased primarily as a result of decreased general and administrative infrastructure costs and legal fees.

Other Income (Expense)

        Other income (expense) for the twelve months ended December 31, 2007 and 2006 were approximately $10,110,000 and $821,000 respectively. The decrease in other expense in the twelve months ended December 31, 2007, compared to other income in the prior periods, relates primarily to Adjustments to Fair Value of Derivatives related to the Convertible Debenture financing and the Charges related to issuance of Convertible Debentures and Warrants. The increase in interest expense in the twelve months ended December 2007, compared to interest expense in the prior periods, relates primarily to interest recorded in connection with the convertible debentures.

Net Income (Loss)

        Net income (loss) for the twelve months ended December 31, 2007and 2006 was approximately $(13,225,000) and ($16,862,000) respectively. The decrease in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures and charges related to issuance of Convertible Debentures, along with increased general and administrative and research and development expenses, as well as decreased grant reimbursements.

LIQUIDITY AND CAPITAL RESOURCES

        We are financing our operations primarily with the $2,527,231 in cash proceeds of convertible debentures issued March 31, 2008 and described in our Current Report on Form 8-K filed with the Securities and Exchange Commission. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

        With the exception of 2002, when we sold certain assets of a subsidiary resulting in a gain for the year, we have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

        Cash and cash equivalents at December 31, 2007 and December 31, 2006 were approximately $1,166,000 and $8,689,000, respectively. The decrease in the current period is primarily the result of operational cash expenditures. We have substantial accrued and unpaid trade payables totaling $7,090,223 as of March 31, 2008.

        Our cash and cash equivalents are limited. In the short term, we will require substantial additional funding within the fiscal quarter ending June 30, 2008 in order to maintain our current level of operations. If we are unable to raise additional funding, we will be forced to either substantially scale back our business operations or curtail our business operations entirely.

        On a longer term basis, we have no expectation of generating any meaningful revenues from our product candidates for a substantial period of time and will rely on raising funds in capital transactions to finance our research and development programs. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting, maintaining and enforcing patents, and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least three months from the date of the financial statements, although certain of these activities and related personnel may need to be reduced. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our Common Stock.

Advanced Cell Technology, Inc.
And Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Advanced Cell Technology, Inc.
Alameda, California

        We have audited the consolidated balance sheet of Advanced Cell Technology, Inc. and subsidiary as of December 31, 2007, and the related consolidated statement of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cell Technology, inc. and subsidiary as of December 31, 2007 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

        The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations, a substantial stockholders' deficit and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

        As discussed in Note 13 to the consolidated financial statements, the Company has adopted the provisions of Statement of Financial Accounting Standards Interpretation No. 48, "Accounting for Uncertainty in income Taxes—an Interpretation of FASB Statement No. 109" on January 1, 2007.

        We were not engaged to examine management's assertion about the effectiveness of Advanced Cell Technology, Inc. and subsidiary's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Advanced Cell Technology, Inc.
Alameda, California

        We have audited the accompanying consolidated statement of operations, stockholders' deficit, and cash flows of Advanced Cell Technology, Inc for the year ended December 31, 2006. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the financial statements of Advanced Cell Technology, Inc. referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 12 to the consolidated financial statements, in 2006 the Company adopted statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

        As discussed in Note 2, the Company has restated its financial statements.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has minimal sources of revenue, incurred substantial net losses, has substantial monetary liabilities in excess of monetary assets and accumulated deficits as of December 31, 2006. These matters, among others, raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These consolidated financial statements do not included any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ STONEFIELD JOSEPHSON, INC.

Stonefield Josephson, Inc.
Los Angeles, California
March 16, 2007, except for Note 2, as to which the date is April 14, 2008

ITEM 7.    FINANCIAL STATEMENTS

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,166,116
Accounts receivable	27,026
Prepaid expenses	68,416
Deferred royalty fees, current portion	341,274

Total current assets	1,602,832
Property and equipment, net	914,504
Deferred royalty fees, less current portion	1,202,430
Deposits	115,192
Deferred issuance costs, net of amortization of $3,538,788	5,107,599

Total assets	$8,942,557

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,517,876
Accrued expenses	1,120,782
Deferred revenue, current portion	497,374
Advances payable—other	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $836,993	1,040,156
2006 Convertible debenture and embedded derivatives (fair value $3,939,687)	906,860
2007 Convertible debenture and embedded derivatives (fair value $1,549,610)	363,805
Warrant and Option Derivatives—current portion	14,574
Capital leases—current portion	31,605
Notes payable—other	468,425

Total current liabilities	10,091,457
2006 Convertible debenture and embedded derivatives, less current portion (fair value $3,447,226)	793,504
2007 Convertible debenture and embedded derivatives, less current portion (fair value $10,072,468)	2,364,731
Warrant and Option Derivatives, less current portion	13,011,751
Deferred revenue, less current portion	1,534,485

Total liabilities	27,795,928

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 85,027,461 issued and outstanding	85,027
Additional paid-in capital	34,302,334
Accumulated deficit	(53,240,732)

Total stockholders' deficit	(18,853,371)

Total liabilities and stockholders' deficit	$8,942,557

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006
		Restated
Revenue:
License fees and royalties	$647,349	$440,842
Cost of revenue	428,913	314,043

Gross profit	218,436	126,799

Operating expenses:
Research and development	12,744,913	9,026,599
In-process R&D expense—Mytogen	4,094,736	—
Grant reimbursements	(67,179)	(369,446)
General and administrative	6,781,705	9,152,224

Total operating expenses	23,554,175	17,809,377

Loss from operations	(23,335,739)	(17,682,578)

Other income (expense):
Interest income	162,091	424,487
Gain on sale of asset		767,040
Finance cost	(15,400)
Loss on extinguishment of debt	—	(263,464)
Gain on settlement of debt	193,862	—
Interest expense and late fees	(18,350,304)	(12,851,441)
Charges related to issuance of Convertible Debentures & Warrants	—	(11,168,629)
Charges related to repricing of 2005 Convertible Debentures & Warrants	(843,277)	(7,501,060)
Adjustments to fair value of derivatives	32,835,057	31,413,856
Charges related to issuance of 2007 Convertible Debentures & Warrants	(3,871,656)	—

Total other income	10,110,373	820,789

Net loss	$(13,225,366)	$(16,861,789)

Basic and diluted loss per share	$(0.32)	$(0.58)

Weighted average shares used in computation of loss per share
basic and diluted	40,877,145	29,230,829

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE TWO YEARS ENDED DECEMBER 31, 2007

	Common Stock
			Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2005	23,440,695	$23,441	$(10,463,008)	$(21,585)	$(23,153,577)	$(33,614,729)
Cashless exercise of warrant	63,208	63	(63)	—	—	—
Exercise of warrant in settlement of note payable	3,283,726	3,284	2,612,325			2,615,609
Stock option exercises	26,000	26	6,074	—	—	6,100
Convertible Debenture redemption	5,657,406	5,657	4,541,628	—	—	4,547,285
Issued to employees	780,000	780	217,620	—	—	218,400
Exercise of warrants	4,541,672	4,542	4,310,045	—	—	4,314,587
Repricing and issuance of warrants	—	—	6,629,883	—	—	6,629,883
Transfer deferred compensation to APIC			(21,585)	21,585
Convertible Debenture conversion	1,317,748	1,318	3,851,361	—	—	3,852,679
Issuance of stock in payment of board fees	44,216	44	19,706	—	—	19,750
Option compensation charges	—	—	349,487	—	—	349,487
Issuance of stock in payment of license fees	163,399	163	238,400	—	—	238,563
Net loss for the twelve months ended December 31, 2006 (Restated)	—	—	—	—	(16,861,789)	(16,861,789)

Balance at December 31, 2006 (Restated)	39,318,070	$39,318	$12,291,873	$—	$(40,015,366)	$(27,684,175)

Convertible Debenture redemption	19,243,386	19,243	6,879,914	—	—	6,899,157
Convertible Debenture conversion	16,625,579	16,626	11,069,317	—	—	11,085,943
Issuance of stock in payment of board fees	35,909	36	20,716	—	—	20,752
Option compensation charges	—	—	531,113	—	—	531,113
Issuance of stock in payment of license fees	800,000	800	607,200	—	—	608,000
Issuance of stock in payment of employee bonuses	515,000	515	406,335	—	—	406,850
Issuance of stock to employees	340,000	340	16,660	—	—	17,000
Issuance of stock in payment of legal fees	85,000	85	67,915	—	—	68,000
Issuance of stock in acquisition of Mytogen	8,064,517	8,064	2,411,291	—	—	2,419,355
Net loss for the twelve months ended December 31, 2007	—	—	—	—	$(13,225,366)	(13,225,366)

Balance at December 31, 2007	85,027,461	$85,027	$34,302,334	—	$(53,240,732)	$(18,853,371)

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006
		Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,225,366)	$(16,861,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,643	290,536
Amortization of deferred charges	407,391	437,606
Amortization of deferred revenue	(497,349)	(365,841)
Amortization of deferred issuance costs	3,538,788	1,050,358
Charges related to issuance of debetures	3,871,656	—
Amortization of discounts	14,714,169	11,783,394
Gain (Loss) on extinguishment of debt	(193,861)	263,464
Adjustments to Fair Value of Derivatives	(32,835,057)	(31,413,856)
Mytogen acquisition	4,094,736	—
Repricing of 2005 Convertible Debentures and Warrants	843,277	—
Issuance and Repricing of warrants	—	7,501,060
Issuance of Convertible Debentures	—	11,168,629
Shares issued for board fees	20,752
Shares issued to consultants	1,307,828	760,208
Share-based compensation	531,113	635,927
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	39,293	68,557
Prepaid expenses	42,812	61,811
Deferred charges	(55,000)	(678,563)
Increase (decrease) in:
Accounts payable and accrued expenses	976,711	953,842
Accrued Expenses	—	150,062
Interest payable		(11,250)
Deferred revenue	—	900,000

Net cash used in operating activities	(16,031,464)	(13,305,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(158,522)	(564,805)
Payment of deposits	18,649	(28,649)

Net cash used in investing activities	(139,873)	(593,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17,000	6,100
Proceeds from exercise of warrants	—	4,314,588
Payments on Convertible Debentures	(139,123)	(2,878,127)
Proceeds from Convertible Debentures, net of cost	8,848,200	7,966,125
Issuanceof 2007 Convertible Debentures		—
Payments on notes and leases	(77,960)	(677,952)

Net cash paid by financing activities	8,648,117	8,730,734

Net increase / (decrease) in cash	(7,523,220)	(5,168,565)
Cash and cash equivalents, beginning of period	8,689,336	13,857,901

Cash and cash equivalents, end of period	1,166,116	8,689,336

Cash paid for:
Interest	$10,016	$13,165
Income taxes	$—	$—

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Supplemental schedule of non-cash financing activities:

During the twelve months ended December 31, 2006:

        The Company issued approximately 5,657,000 shares of common stock in redemption of convertible debentures with a face value of approximately $4,547,000

        The Company issued approximately 1,318,000 shares of common stock in conversion of convertible debentures with a face value of approximately $3,852,000

        The Company issued approximately 163,000 shares of common stock in payment of license fees valued at approximately $239,000.

        The Company issued approximately 780,000 shares of common stock to employees as compensation of approximately $218,000.

        The Company issued approximately 44,000 shares of common stock in payment of board fees of approximately $20,000

        The Company elimiated a derivative liability of $6,630,000 upon exercise of warrants.

        The Company issued approximately 3,284,000 shares of common stock in payment of a note valued at approximately $2,616,000.

        The Company issued to a broker-dealer warrants to purchase approximately 4,576,000 shares of common stock initially valued at $3,608,000.

During the twelve months ended December 31, 2007:

        The Company issued approximately 19,243,386 shares of common stock in redemption of convertible debentures with a face value of approximately $7,038,000.

        The Company issued approximately 16,625,579 shares of common stock in conversion of convertible debentures with a face value of approximately $8,391,000

        The Company issued approximately 36,000 shares of common stock in payment of board fees of approximately $21,000.

        The Company issued approximately 800,00 shares of common stock in payment of license fees of $608,000.

        The Company issued approximately 515,000 shares of common stock in payment of employee bonuses of $407,000.

        The Company issued approximately 85,000 shares of common stock in settlement of legal fees of approximately $68,000.

        The Company issued approximately 8,000,000 shares of common stock in acquisition of Mytogen with a value of $2,419,000

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

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

Nature of Business

        The Company is a biotechnology company focused on developing and commercializing human embryonic and adult stem cell technology in the emerging fields of regenerative medicine. Principal activities to date have included obtaining financing, securing operating facilities, and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company's ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

Going Concern

        As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders' deficit and current liabilities exceed current assets. The Company will thus not be able to continue as a going concern and fund cash requirements for operations through June 30, 2008 with current cash reserves. As more fully described in Note 6—Convertible Debentures—2007, the Company was able to raise cash in the quarter ended September 30, 2007. Notwithstanding success in raising capital, there continues to be substantial doubt about the Company's ability to continue as a going concern.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

1. ORGANIZATIONAL MATTERS (Continued)

asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

        Over the next six months, management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

  •
  On March 31, 2008, the Company closed on the issuance of $3,823,145 of its amortizing senior secured convertible debentures and associated warrants. The Purchasers purchased from the Company senior secured convertible debentures and warrants to purchase shares of the Company's common stock. The net cash received by the Company related to this financing was $2,355,331.

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

2. RESTATEMENT

        On September 6, 2006, the Company entered into a securities purchase agreement in which the purchasers purchased from the Company amortizing convertible debentures and warrants to purchase shares of the Company's common stock. In connection with that transaction, and for each quarter thereafter, the Company performed a valuation of the debentures and warrants (see Note 7).

        On March 24, 2008, the Company discovered that it had been using an incorrect number of warrants in calculating the appropriate fair value. The Company had been using 4,541,672 warrants instead of the correct number of 19,064,670 warrants. Upon learning of the error, the Company recalculated the correct fair value and confirmed with its outside valuation firm that this change in warrant valuation had no impact on the value of the related convertible debentures and all the related embedded derivatives.

        In accordance with Statement of Financial Accounting Standards No. 154, the Company has determined that this was an error and has therefore restated the accompanying 2006 financial statements to correct the error.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

2. RESTATEMENT (Continued)

        The following financial statement line items in the accompanying 2006 financial statements were affected by the error.

	As Originally Reported	Restated	Difference
Statement of Operations
Interest expense	(11,272,127)	(12,851,441)	1,579,314
Adjustments related to fair value of warrants	27,976,393	31,413,856	(3,437,463)
Net loss	(18,719,938)	(16,861,789)	(1,858,149)
Basic and diluted loss per share	(0.64)	(0.58)	(0.06)
Statement of Stockholders' Deficit
Accumulated deficit at December 31, 2006	(41,873,515)	(40,015,366)	(1,858,149)
Total stockholders' deficit at December 31, 2006	(29,542,323)	(27,684,175)	(1,858,149)
Statement of Cash Flows
Net loss	(18,719,938)	(16,861,789)	(1,858,149)
Amortization of discount	10,204,080	11,783,394	(1,579,314)
Adjustments related to fair value of derivatives	(27,976,393)	(31,413,856)	3,437,463

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and to the rules and regulations of the Securities and Exchange Commission for Form 10-KSB.

        Principles of Consolidation—The accounts of the Company and Mytogen, Inc. ("Mytogen") are included in the accompanying consolidated financial statements for the period from September 20, 2007 to December 31, 2007. On September 20, 2007, a newly formed subsidiary of the Company merged into Mytogen to effect a reorganization of Mytogen. As a result of the merger, the Company became the owner of 100% of the outstanding shares of Mytogen. During the period from September 20, 2007 to December 31, 2007, all intercompany balances and transactions were eliminated in consolidation.

        Use of Estimates—These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes and binomial lattice model calculations used to value derivative instruments discussed below under "Valuation of Derivative Instruments". In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, the useful lives of our fixed assets and our allowance for bad debts. Actual results could differ from those estimates.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Reclassifications—Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

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

        Equipment—We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for using the straight-line method over three to six years. Upon disposition of equipment, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. In the case of certain assets acquired under capital leases, the assets are recorded net of imputed interest, based upon the net present value of future payments. Assets under capital lease are pledged as collateral for the related lease.

        Deferred Issuance Costs—Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months. Intangible and Long-Lived Assets—We follow Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2007 and December 31, 2006, no impairment loss was recognized.

        Fair Value of Financial Instruments—For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

        Valuation of Derivative Instruments—FAS 133, "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, "Accounting for Certain Hybrid Financial Instruments" requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting prescribed in FAS 155 to account for the 2006 Convertible Debentures described below in Note 7—Convertible Debentures 2006. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black Scholes model.

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

        Research and Development Costs—Research and development costs consist of expenditures for the research and development of patents and technology, which cannot be capitalized. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and research grants. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval. Research and development costs are expensed as incurred.

Share-Based Compensation

        Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified-prospective transition method. Under this method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted, modified or settled after the adoption date. In accordance with FAS 123(R), the unamortized portion of options granted prior to the adoption date is recognized into earnings after adoption. Results for prior periods have not been restated, as provided for under the modified-prospective method.

        Under FAS 123(R), stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions.

	Years ended December 31,
	2007	2006
Expected life in years	4.0	4.0 - 6.0
Volatility	163%	62% - 72%
Risk free interest rate	4.74%	4.30% - 5.11%
Expected dividends	None	None
Expected forfeitures	13%	13%

        The assumptions used in the Black Scholes models referred to above are based upon the following data: (1) The expected life of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees' expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility of the underlying shares over the expected term of the option is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

        In accordance with FAS 123(R), the benefits of tax deductions in excess of the compensation cost recognized for options exercised during the period are classified as financing cash inflows rather than operating cash inflows.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

a liability for unrecognized tax benefits in the accompanying balance sheet along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

        If applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statement of income.

        Net Loss Per Share—We use FAS No. 128, "Earnings Per Share" for calculating the basic and diluted loss per share. We compute basic loss per share by dividing the net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

        For the three months ended December 31, 2007, approximately 67,000,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. There were 23,000,000 potentially dilutive shares at December 31, 2006.

        Concentrations and Other Risks—Currently, the Company's revenues and accounts receivable are concentrated in one customer. There is also a geographic concentration of the Company's primary activities in Northern California and Massachusetts. Other risks include the uncertainty of the regulatory environment and the effect of future regulations on the Company's business activities. As we are a biotechnology research and development company, there is also the attendant risk that someone could commence legal proceedings over our discoveries. Acts of God could also adversely affect our business.

Recent Accounting Pronouncements

        In December 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 161 "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133". This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of FAS No. 160, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

        In December 2007, the SEC issued Staff Accounting Bulletin No. 110 regarding the use of a "simplified" method, as discussed in SAB No. 107 ("SAB 107"), in developing an estimate of expected term of "plain vanilla" share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company's election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time,

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for "plain vanilla" share options, and will assess the impact of SAB 110 for fiscal year 2008. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

        In December 2007, the FASB, issued FAS No. 141 (revised 2007), "Business Combinations." This Statement replaces FASB Statement No. 141, "Business Combinations," but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB, issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We will adopt FAS 159 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

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

        In September 2006, the FASB issued FAS 157 "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt this Statement January 1, 2008, and it is not believed that this will have an impact on the Company's financial position, results of operations or cash flows.

4. DEFERRED ROYALTIES

        Deferred royalty fees represent cash fees paid by the Company for certain licenses that have been capitalized. Such licenses are utilized in connection with the Company's operations, and are also sublicensed to third parties.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

4. DEFERRED ROYALTIES (Continued)

        The following table summarizes the annual amounts of these fees that will be amortized to cost of revenue to appropriately match both sublicense fee income and the period in which the technology is utilized.

Amortization in 2008	$341,274
Amortization in 2009	341,274
Amortization in 2010	341,274
Amortization in 2011	341,274
Amortization in 2012 and beyond	178,607

Total Deferred Royalty Fees	1,543,704
Less current portion	(341,274)

Long Term Deferred Royalty Fees	$1,202,430

5. PROPERTY AND EQUIPMENT

        Our property and equipment as of December 31, 2007 is as follows:

Machinery and equipment	$1,543,102
Computers and office equipment	434,152
Leasehold improvements	365,951
Furniture and fixtures	76,201

Total property and equipment	2,419,406
Accumulated depreciation	(1,504,902)

Property and equipment, net	$914,504

        Depreciation expense amounted to $392,175 and $290,536 during the twelve months ended December 31, 2007 and 2006, respectively. Accumulated depreciation at December 31, 2007 includes approximately $145,000 related to capital leases with a net book value of approximately $94,000.

6. CONVERTIBLE DEBENTURES—2007

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

6. CONVERTIBLE DEBENTURES—2007 (Continued)

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

        Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction. At that time, and each month thereafter, the Company is required to either repay 1/30 of the outstanding balance owed in common stock at the lesser of $0.34 per share or 80% of the prior ten day's average closing stock price, immediately preceding the redemption. The agreements also provide that the Company may force conversion of outstanding amounts owed under the debentures into common stock, if the Company has met certain conditions and milestones, and additionally, has a stock price for 20 consecutive trading days that exceeds 200% of the conversion price.

        The agreement included a number of other embedded derivative instruments, and the Company has complied with the provisions of FAS 155 "Accounting for Certain Hybrid Financial Instruments", and recorded the fair value of the convertible debentures, and related embedded derivatives, as of August 31, 2007. The fair value of the debentures and related derivative instruments was valued using a combination of Binomial and Black Scholes models, resulting in a fair value of $11,875,539. The excess of this value over the face value of the Convertible Debentures was recorded through the results of operations as Charges related to issuance of 2007 Convertible Debentures and Warrants.

        The 2007 Convertible Debentures and related embedded derivatives outstanding at December 31, 2007 were again valued by a third party at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $6,784,000, which was recorded through the results of operations as an Adjustment to Fair Value of Derivatives.

        In connection with this financing, we paid cash fees to a broker-dealer of $1,001,800 and issued a warrant to purchase 6,328,890 shares of Common Stock at an exercise price of $0.38 per share. The initial fair value of the warrant was estimated at approximately $2,025,000 using the Black Scholes pricing model. The broker-dealer warrants were again valued at December 31, 2007 at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,116,000, which was recorded through the results of operations as an Adjustment to Fair Value of Derivatives. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 4.75%, and (4) expected life of 4.75 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

6. CONVERTIBLE DEBENTURES—2007 (Continued)

        The following table summarizes the 2007 Convertible Debentures and discounts outstanding at December 31, 2007:

2007 Convertible debentures at fair value	$11,622,078
Warrant derivative discount	(6,833,193)
Original issue discount	(2,060,349)

Net convertible debentures	2,728,536
Less current portion	(363,808)

2007 Convertible debentures and embedded derivatives-long term	$(2,364,731)

As of December 31, 2007, the outstanding principle amount for the 2007 Convertible Debentures is $12,550,000.

7. CONVERTIBLE DEBENTURES—2006

        On September 6, 2006, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $8,750,000. The 2006 convertible debentures and related embedded derivatives outstanding at December 31, 2007 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $7,924,000 which was recorded through the results of operations as an Adjustment to Fair Value of Derivatives.

        The following table summarizes the 2006 Convertible Debentures and discounts outstanding at December 31, 2007:

2006 Convertible debentures at fair value	$7,386,913
Warrant derivative discount	(5,294,734)
Original issue discount	(391,814)

Net convertible debentures	1,700,364
Less current portion	(906,860)

2006 Convertible debentures and embedded derivatives-long term	$793,504

        In connection with this financing, we paid cash fees to a broker-dealer of $525,000 and issued a warrant to purchase 4,575,521 shares of Common Stock at an exercise price of $0.3168 per share. The broker-dealer warrants were again valued at December 31, 2007 at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,901,059, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 3.26%, and (4) expected life of 3.75 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

7. CONVERTIBLE DEBENTURES—2006 (Continued)

the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

        As of December 31, 2007, the outstanding principle amount for the 2006 Convertible Debentures is $6,397,442.

8. CONVERTIBLE DEBENTURES—2005

        On September 15, 2005, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of $4,526,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $17,750,000.

        The agreement included a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05 - 04 and related accounting literature. The following summarizes the fair values of embedded derivatives at December 31, 2007 and 2006, followed by a description of the valuation methodology utilized to determine fair values:

Embedded Derivative Liability (Asset)	Fair value December 31, 2006	Fair value December 31, 2007
Conversion Feature	$1,101,414	$1,736
Anti-dilution protection	2,107,767	194,356
Default provisions	46,692	3,122
Right to provide future financing	—	—
Company right to force conversion	(185,091)	—

	$3,070,782	$199,214

        The fair value of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price of $0.17 at December 31, 2007 (2) exercise price equal to the $0.34 conversion price (3) volatility based upon the Company's stock trading of 104% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 3.42%, and (5) duration of the note as an amortizing debenture of approximately 0.10 years, based upon present values.

        The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal's conversion option with the following inputs: (1) closing stock price as of the valuation date of $0.17 (2) exercise price equal to the $0.34 conversion price (3) volatility based upon the Company's stock trading of 104% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 3.42% and (5) duration of the note as an amortizing debenture of approximately 0.10 years based upon present values.

        The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

8. CONVERTIBLE DEBENTURES—2005 (Continued)

present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

        The fair value of the derivative asset related to the Company's right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation date of $0.17 (2) exercise price of $0.34 per share which is required for the forced conversion (3) volatility based upon the Company's stock trading of 104% (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 3.42% and (5) duration of the note as an amortizing debenture of approximately 0.10 years based upon present values.

        During the twelve months ended December 31, 2007 a decrease in the fair value of the embedded derivative amounts of approximately $796,000 was recorded through results of operations as Adjustment to Fair Value of Derivatives. An additional decrease in the fair value totaling $2,076,000 can be attributed to conversions on debt that occurred during the year.

        During the twelve months ended December 31, 2007 the Company recorded approximately $2,249,000 as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative, and other embedded derivatives identified above.

        In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 64%, (3) risk-free interest rate of 3.99%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the year ended December 31, 2007 was approximately $1,171,000.

        In January 2007, the Company's Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures to $0.95 per share and to reduce the conversion price of the debentures to $0.90 per share.

        The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19—Debtor's Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor's Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2005 Convertible Debentures described in the paragraph above. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt.

Reduction of Exercise Price

        On August 24, 2006, the Company's Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures from $2.53 per share to $0.95 per share for

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

8. CONVERTIBLE DEBENTURES—2005 (Continued)

approximately three days. As a result of this repricing, warrant holders with an aggregate of 4,541,672 warrants exercised their rights generating approximately $4,315,000 of cash proceeds. Warrant holders who exercised their warrants were issued replacement warrants to purchase an equivalent number of shares at an exercise price of $1.60 per share. Warrant holders who did not exercise their warrants had the conversion price of their convertible debentures reduced to $0.95. As a result of certain anti-dilution protection in the original warrant agreement, certain of the warrant holders who did not exercise their warrants received anti-dilution protection and had the number of shares covered under the warrant agreement increased to 2,135,615, and the exercise price reduced to $0.95 per share. One warrant holder waived the right to reprice their warrant for $2.53 to $0.95 and did not exercise all of their warrants. Their remaining warrants on an aggregate of 581,119 common shares remain outstanding at an exercise price of $2.53 per share.

        The Company has considered the impact of EITFs 96 - 19, 02 - 4 and 05 - 7 on the accounting treatment of the change in conversion price of a portion of the 2005 Convertible Debentures described in the paragraph above. EITF 96 - 19 states that a company should recognize as an extinguishment of debt a significant change in the nature of a debt instrument. EITF 05 - 7 states that if the change in the cash flows of the debt instrument plus the change in the fair value of the conversion derivative as a result of the change is greater than 10%, the change should be treated as significant and the debt is considered extinguished. The Company has concluded that the change in conversion price from $2.30 to $0.95 of a portion of the outstanding Debenture does not constitute an extinguishment of that debt.

        The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

        The fair value of the derivative for the investors' option to provide future financing was determined using a Black-Scholes Option Pricing Model with the following inputs: (1) The stock and exercise price was based on the maximum amount of additional investment of $8,875,000 (2) Volatility of 2% was based on the historical volatility of government and high yield bond indices (3) Risk free rate of 3.9% was based on Treasury notes and (4) time to maturity was based upon the six month option period. This option expired in September, 2006 and no value has been attached to it at December 31, 2006.

        The fair value of the derivative asset related to the Company's right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation dates of $2.20 at September 15, 2005 and $0.58 at December 31, 2006 (2) exercise price of $4.60 per share which is required for the forced conversion (3) volatility based upon the Company's stock trading of 64% at September 15, 2005 and 162% at December 31, 2006 (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 3.9% and (5) duration of the note as an amortizing debenture of approximately 0.8 years at December 31, 2007 and 0.68 years at December 31, 2006 based upon present values.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

8. CONVERTIBLE DEBENTURES—2005 (Continued)

Anti-dilution Impact

        As a result of the 2007 Financing, described more fully in Footnote 5 above, the warrants issued in connection with the 2005 Financing were automatically diluted down to $0.34. The result of this was to impact both the number and price of the original warrants and replacement warrants issued to both the investors and the brokers.

        The new number of original warrants issued to investors now totals 2,335,005. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 3.06%, and (4) expected life of 2.75 years. The broker-dealer warrants were again valued at December 31, 2007 at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $891,000, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

        The new number of original warrants issued to brokers now totals 1,538,258. In addition, the remaining useful life was extended to two years in October 2007. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 3.05%, and (4) expected life of 1.75 years. The broker-dealer warrants were again valued at December 31, 2007 at fair value using a combination of Binomial and Black Scholes models, resulting in an increase in the fair value of the liability of approximately $143,000, which was recorded through the results of operations as a debit to Adjustments to Fair Value of Derivatives. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the twelve months ended December 31, 2007 was approximately $1,171,000.

        The new number of replacement warrants issued to investors and brokers now totals 12,689,966. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 3.26%, and (4) expected life of 3.75 years. The warrants were again valued at December 31, 2007 at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $634,000, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

8. CONVERTIBLE DEBENTURES—2005 (Continued)

        The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at December 31, 2007:

2005 Convertible debentures at $0.34 at face	$1,677,935
Discounts on debentures:
Original issue discount	(197,890)
Conversion feature derivative	(350,586)
Warrant derivative	(275,153)
Other derivatives	(13,364)

Net convertible debentures	840,942
Embedded derivatives	199,214

2005 Convertible debentures and embedded derivatives	1,040,156

Less current portion	(1,040,156)

2005 Convertible debentures and embedded derivatives—long term	$0

9. WARRANT DERIVATIVES—OTHER

        In January 2007, the Company issued 300,000 warrants to purchase common stock at $0.96 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $225,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 165%, (3) risk-free interest rate of 4.90%, and (4) expected life of 4.0 years. This warrant is classified as a warrant derivative. The warrants were again valued at December 31, 2007 at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $194,000, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

        In September 2007, the Company issued 650,000 warrants to purchase common stock at $0.38 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $176,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 151%, (3) risk-free interest rate of 4.25%, and (4) expected life of 5.0 years. This warrant is classified as a warrant derivative. The warrants were again valued at December 31, 2007 at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $83,000, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

        In October 2007, the Company issued 1,250,000 warrants to purchase common stock at $0.40 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $337,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 148%, (3) risk-free interest rate of 4.22%, and (4) expected life of 5.0 years. This warrant is classified as a warrant derivative. The warrants were again valued at December 31, 2007 at fair value using a combination of Binomial and Black Scholes models,

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

9. WARRANT DERIVATIVES—OTHER (Continued)

resulting in a decrease in the fair value of the liability of approximately $157,000, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

        In December 2007, the Company issued 125,000 warrants to purchase common stock at $0.40 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $19,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 4.51%, and (4) expected life of 5.0 years. This warrant is classified as a warrant derivative. The warrants were again valued at December 31, 2007 at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $1,000, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

10. ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

        The following table summarizes the components of the Adjustment to Fair Value of Derivatives which were recorded as charges to results of operations for the year ended December 31, 2007. The table summarizes by category of derivative liability the impact from market changes during the quarter, impact of additional investments and repricing and exercise of certain warrants.

	Impact of Repricing	"Market" F.V. Adj	Total F.V. Adjustment
PIPE Hybrid instrument 9.06		(5,808,165)	(5,808,165)
Embedded PIPE derivatives 09.05	2,159,483	(2,955,255)	(795,772)
Original warrants PIPE 09.05, excluding replacement warrants	(373,457)	(517,710)	(891,167)
Replacement Warrants		(633,699)	(633,699)
Other Warrant Derivatives—2005 and 2006		(7,182,045)	(7,182,045)
Warrants—PIPE 2006—investors		(7,924,612)	(7,924,612)
Warrants—PIPE 2007—investors		(6,784,225)	(6,784,225)
PIPE Hybrid—FAS 155—08.31.07		(374,039)	(374,039)
Other 2007 Warrant Derivatives		(1,598,056)	(1,598,056)

	1,786,026	(33,777,806)	(31,991,780)

11. STOCKHOLDERS' EQUITY TRANSACTIONS

        We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock we are authorized to issue is 50,000,000 par value $0.001 per share. The total number of shares of Common Stock we are authorized to issue is 500,000,000, par value $0.001 per share. We had no Preferred Stock outstanding as of December 31, 2007. We had 85,027,451 shares of Common Stock outstanding as of December 31, 2007.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

11. STOCKHOLDERS' EQUITY TRANSACTIONS (Continued)

        In January 2007, the Company issued 35,909 fully vested shares of Common Stock as consideration for service on the Company's Board of Directors and Audit Committee. These shares are valued at market price on date of grant.

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

        In September 2007, the Company issued 650,000 warrants to purchase common stock at $0.38 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $176,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 151%, (3) risk-free interest rate of 4.25%, and (4) expected life of 5.0 years. This warrant is classified as a warrant derivative.

        In October 2007, the Company issued 1,250,000 warrants to purchase common stock at $0.40 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $337,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 148%, (3) risk-free interest rate of 4.22%, and (4) expected life of 5.0 years. This warrant is classified as a warrant derivative.

        In December 2007, the Company issued 125,000 warrants to purchase common stock at $0.40 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $19,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 4.51%, and (4) expected life of 5.0 years. This warrant is classified as a warrant derivative.

12. STOCK-BASED COMPENSATION

        On August 12, 2004, ACT's Board of Directors approved the establishment of the 2004 Stock Option Plan (the "2004 Stock Plan"). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2007, ACT had granted 2,492,000 common share purchase options under the plan. At December 31, 2007, there were 308,000 options available for grant under this plan.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

12. STOCK-BASED COMPENSATION (Continued)

        On December 13, 2004, ACT's Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the "2004 Stock Plan II"). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2007, ACT had granted 1,301,161 common share purchase options under the plan. At December 31, 2007, there were no options available for grant under this plan.

        On January 31, 2005, the Company's Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the "2005 Plan"), subject to approval of our shareholders. The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the first day of each of the Company's fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2007, we had granted 8,205,893 (net of forfeitures) common stock purchase options and 1,333,722 shares of common stock and granted under the plan. At December 31, 2007, there were 2,598,323 options available for grant under this plan.

Stock Option Activity

        A summary of option activity for the years ended December 31, 2007 and 2006 is presented below.

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (000)
Outstanding at January 1, 2006	12,700,996	$0.76	8.90	$16,041
Granted	615,000	1.14
Exercised	(26,000)	0.85
Forfeited	(415,833)	1.50

Outstanding at December 31, 2006	12,874,163	0.71	8.20	1,771
Granted	1,300,000	0.75
Exercised	(340,000)	0.05
Forfeited	(2,213,192)	0.83

Outstanding at December 31, 2007	11,620,971	0.78	7.16	255

Vested and expected to vest at December 31, 2007	11,519,075	0.78	7.15	255

Exercisable at December 31, 2007	10,837,157	0.75	7.13	255

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

12. STOCK-BASED COMPENSATION (Continued)

        The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the common stock as of the reporting date.

        A summary of the status of the Company's nonvested options as of December 31, 2007 and changes during the fiscal year then ended is presented below.

	Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2007	3,812,762	$0.22
Granted	1,300,000	$0.69
Vested	(2,115,757)	$0.27
Forfeited	(2,213,192)	$0.36

Unvested at December 31, 2007	783,814	$0.46

        As of December 31, 2007, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $360,000, which is expected to be recognized over a weighted average period of approximately 1.4 years.

        The weighted average grant date fair value of options granted during the years ended December 31, 2007 and 2006 was $0.69 and $0.71, respectively.

        The following table summarizes information about stock options and warrants outstanding and exercisable at December 31, 2007.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
0.05	2,122,000	6.62	$0.05	2,122,000	$0.05
0.25	1,301,161	6.95	0.25	1,266,384	0.25
0.35	90,000	8.53	0.35	31,875	0.35
0.75 – 0.76	393,961	9.07	0.76	365,636	0.76
0.85	6,333,099	7.09	0.85	5,938,369	0.85
1.35	235,000	8.31	1.35	184,864	1.35
2.04 – 2.11	393,333	7.99	2.07	260,416	2.07
2.20 – 2.48	752,417	7.64	2.36	667,613	2.34

	11,620,971			10,837,157

13. COMMITMENTS AND CONTINGENCIES

        The Company entered into a lease for office and laboratory space in Massachusetts commencing December 2004 and expiring April 2010 and for office space in California commencing November 2005

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

13. COMMITMENTS AND CONTINGENCIES (Continued)

and expiring May 2008. The Company also acquired a lease agreement from Mytogen that extends until 2012. Annual minimum lease payments are as follows:

Year 1	$1,292,035
Year 2	1,186,673
Year 3	1,056,845
Year 4	1,007,516
Year 5	777,549

        During 2005, the Company entered into a lease for laboratory equipment commencing November 29, 2005 and expiring May 31, 2008. Annual minimum lease payments are as follows:

2007	0
2008	44,124

44,124
Imputed interest	(12,520)

Net asset value	31,604
Less current portion	(31,604)

Long-term commitment under capital lease	$0

        Rent expense recorded in the financial statements for the twelve months ended December 30, 2007 and 2006 was approximately $1,485,218 and $1,387,155 respectively.

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

14. INCOME TAXES

        The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2007	2006
Statutory federal income tax rate	(35)%	(35)%
State income taxes, net of federal taxes	0%	(8)%
Non-deductible items	(18)%	9%
Valuation allowance	53%	34%

Effective income tax rate	0%	0%

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

14. INCOME TAXES (Continued)

        Significant components of deferred tax assets and (liabilities) are as follows:

	2007	2006
Net operating loss carryforwards	$26,313,000	$17,200,000
State taxes	(1,936,000)	—
Deferred interest and finance charges	43,000	40,000
Bad Debts	—	161,200
Nonqualified Stock Options	797,000	—
Capitalized R&D Costs	441,000	—

Deferred tax assets, net	25,658,000	17,401,200
Valuation Allowance	(25,658,000)	(17,401,200)

Net Deferred Tax Assets	—	—

        The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.

        The Company has federal and state net operating loss carry forwards available to offset future taxable income of approximately $61 million and $61 million respectively. These carry forwards will begin to expire in the years ending December 31, 2021 and December 31, 2011, respectively. These net operating losses are subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. We are in the process of analyzing the impact of the ownership changes but we do not believe they will have a material impact on our ability to utilize the net operating losses in the future.

        We periodically evaluate the likelihood of the realization of deferred tax assets, and adjust the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. We consider many factors when assessing the likelihood of future realization of our deferred tax assets, including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to us for tax reporting purposes, and other relevant factors.

        At December 31, 2007, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, we determined that it was more likely than not that our deferred tax assets would not be realized and have a $26.6 million valuation allowance associated with our deferred tax assets.

        The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes ("FIN 48"), on January 1, 2007. FIN 48 prescribes a recognition threshold that a tax position is required to meet before being recognized in the financial statements and provides guidance on recognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

14. INCOME TAXES (Continued)

        As a result of the implementation of FIN 48, the Company reduced its net operating loss carryforward by $1,550,000. This reduction of the net operating loss carryforward translated into a reduction of the gross deferred tax asset of $658,500, with a corresponding reduction of the valuation allowance against that deferred tax asset. Due to the offsetting effect of the reduction of the valuation allowance, the adoption of FIN 48 had no impact on the Company's balance sheets or statements of operations.

        The following table summarizes the activity related to our unrecognized tax benefits:

Total
Balance at January 1, 2007	$658,500
Increase related to prior period tax positions	—
Increase related to current year tax positions	—
Expiration of the statute of limitations for the assessment of taxes	—
Other	—

Balance at December 31, 2007	$658,500

        Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its Statements of Operations. There is no interest or penalties accrued as of December 31, 2007.

        The following table summarizes the open tax years for each major jurisdiction:

Jurisdiction	Open Tax Years
Federal	2001 - 2006
States	2001 - 2006

        As the Company has significant net operating loss carryforwards, even if certain of the Company's tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

15. MYTOGEN ACQUISITION

        On September 20, 2007, the Company closed an agreement and plan of merger wherein a newly formed subsidiary of the Company merged into Mytogen, Inc. ("Mytogen") to effect a reorganization of Mytogen. As a result of the merger, ACT became the owner of 100% of the outstanding shares of Mytogen.

        Mytogen is a biotech company that has been performing research and development since its inception. It had no revenues and was a development stage enterprise.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

15. MYTOGEN ACQUISITION (Continued)

        The consideration paid to the Mytogen shareholders to consummate the merger was 8,064,516 shares of ACT and 1,500,000 warrants to purchase ACT stock with an exercise price of $0.75 per share. The purchase price was calculated as follows.

Common stock	$2,419,355
Warrants	391,136

$2,810,491

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

        Within the category of technology-based intangible assets, the Company acquired innovations and technical advances related to a specific cell-therapy product for which Mytogen had completed the Phase I trial necessary for approval by the United States Food and Drug Administration. It is now allowed to proceed with Phase II trials on this product.

        There are certain patents associated with this product, however as they relate solely to this product, they cannot be separated from the product.

        Therefore, it was determined that there were no intangible assets other than in-process research and development. The Company obtained an independent valuation of the assets and liabilities purchased, including the in-process research and development. Based on that valuation, the following represents everything that was purchased by the Company.

In-process research & development	$4,130,357
Fixed assets	66,477
Liabilities	(1,736,317)

$2,460,517

        In accordance with FAS No. 2, "Accounting for Research and Development Costs" and FAS No. 141, "Business Combinations," the costs associated with in-process research and development were recorded as expense on the date of the merger.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

15. MYTOGEN ACQUISITION (Continued)

        The difference between the purchase price and the fair value of the net assets acquired is as follows.

Purchase price	$2,810,491
Net assets acquired	2,460,517

$349,974

        As both the fair value of the net assets assumed and the consideration given for those assets can be reliably measured, the unidentified difference between the two has been recorded as expense on the date of the merger in accordance with FAS No. 141, "Business Combinations."

16. GAIN ON SALE OF ASSET

        In May 2006, the Company sold a minority interest it owned in an entity for cash proceeds of approximately $767,000, resulting in a Gain on Sale of Asset as the Company had no asset value recorded for its investment. As part of this sale, the Company entered into a series of agreements that resolved certain legal matter.

17. LEGAL PROCEEDINGS

        In October 2007, a claim was made that the Company issued too few shares upon exercise of some warrants. Discovery in this case has not yet begun, so the Company does not have all the relevant facts about this claim. We are therefore unable to estimate any potential losses associated with the ultimate resolution of this matter.

        In addition to the above claim, the Company becomes party to various other claims in the normal course of business. Open claims include one for unpaid rent and another for breach of contract. Neither of these claims is material to the Company's operations or financial position.

        Gary D. Aronson v. Advanced Cell Technology, Inc., Superior Court of California, County of Alameda, Case No. RG07348990. John S. Gorton v. Advanced Cell Technology, Inc, Superior Court of California, County of Alameda Case No. RG07350437. On October 1, 2007 Gary D. Aronson brought suit against the Company with respect to a dispute over the interpretation of the anti-dilution provisions of the Company's warrants issued Mr. Aronson in to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a companion suit on October 10, 2007. The two cases have been consolidated. The plaintiffs allege that the Company breached warrants to purchase securities issued by the Company to these individuals by not timely issuing stock after the warrants were exercised and by failing to issue additional shares of stock in accordance with anti-dilution provisions in the warrants Plaintiffs are seeking an unspecified amount in damages. No discovery has been taken regarding the foregoing claims, and therefore no analysis have been done to determine to Company's potential exposure and no conclusions reached whether the Company has liability.

        Alexandria Real Estate—79/96 Charlestown Navy Yard, LLC v. Advanced Cell Technology, Inc. and Mytogen, Inc.(Suffolk County). On February 7, 2008, Alexandria Real Estate—79/96 Charlestown Navy Yard, LLC filed suit against the Company and Mytogen, Inc., a wholly owned subsidiary of the Company, in Suffolk Superior Court, Commonwealth of Massachusetts, Civil Action No. 08-0649-C. In

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

17. LEGAL PROCEEDINGS (Continued)

the action, Alexandria alleged that the Company, a tenant in a property in Charlestown, Massachusetts, had failed to meet certain rent and other financial obligations under its Lease. Alexandria secured a preliminary injunction preventing the Company from removing assets from the leased premises until after trial. Alexandria sought damages in the amount of past rent and other financial obligations owed, as well as the net present value of the future rental stream, minus reletting proceeds. On February 28, 2008, Alexandria filed a second suit in Suffolk Superior Court, Commonwealth of Massachusetts, Civil Action No. 08-0937-H seeking to evict the Company from the premises. The two actions have been consolidated. The Company answered the complaints and filed counterclaims. A status conference is scheduled with the Court for April 22, 2008. No trial date has been set. Dr. Alan Walton, a member of our board of directors, serves on the board of directors of Alexandria Real Estate Equities, Inc., the parent company of Alexandria Real Estate—79/96 Charlestown Navy Yard, LLC.

        Michael West v. Advanced Cell Technology, Inc. No. 72 166 00095 08, American Arbitration Association. On January 31, 2008, Michael West, the Company's former President and Chief Scientific Officer, filed an arbitration claim in which he alleges that the Company owes him $26,250 plus attorney's fees and interest under a consulting agreement between West and the Company. The Company denies liability. As discovery has not yet begun, it is impossible to estimate the likelihood of an adverse outcome.

18. SUBSEQUENT EVENTS

        In January 2008, the Company made its monthly redemptions of convertible debentures described in Notes 6 and 7. The terms of the agreement provide for payment in cash or stock at the company's discretion. In connection with the January redemption, the Company issued approximately 1,684,999 shares of common stock and redeemed approximately $252,750 in 2005 Notes Payable, and issued approximately 2,333,009 shares of common stock and redeemed approximately $303,299 in 2006 Notes Payable.

        In January 2008, the Company converted a portion of its debentures described in Notes 6 and 7. The terms of the agreement provide for payment in cash or stock at the company's discretion.. In connection with the January conversion, the Company issued approximately 220,558 shares of common stock and converted approximately $75,000 in 2005 Notes Payable, and issued approximately 1,098,052 shares of common stock and converted approximately $316,239 in 2006 Notes Payable.

        In February 2008, the Company made its monthly redemptions of convertible debentures described in Notes 6 and 7. In connection with the February redemptions, the Company issued approximately 1,402,648 shares of common stock and redeemed approximately $238,501 in 2005 Notes Payable, and issued 2,532,410 shares of common stock and redeemed approximately $354,537 in 2006 Notes Payable.

        In March 2008, the Company made its monthly redemptions of convertible debentures described in Notes 5, 6 and 7. In connection with the March redemptions, the Company issued approximately 1,324,722 shares of common stock and redeemed approximately $238,449 in 2005 Notes Payable, issued 2,363,581 shares of common stock and redeemed approximately $354,537 in 2006 Notes Payable, and issued 2,460,784 shares of common stock and redeemed approximately $418,333 in 2007 Notes Payable.

        In March 2008, the Company closed on the issuance of $3,823,145 of its amortizing senior secured convertible debentures and associated warrants. The Purchasers purchased from the Company senior

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

18. SUBSEQUENT EVENTS (Continued)

secured convertible debentures and warrants to purchase shares of the Company's common stock. The net cash received by the Company related to this financing was $2,355,331.

        In April 2008, the Company made its monthly redemptions of convertible debentures described in Notes 5, 6 and 7. In connection with the March redemptions, the Company issued approximately 1,593,688 shares of common stock and redeemed approximately $223,116 in 2005 Notes Payable, issued 2,780,175 shares of common stock and redeemed approximately $333,621 in 2006 Notes Payable, and issued 2,988,094 shares of common stock and redeemed approximately $418,333 in 2007 Notes Payable.

        On February 19, 2007, the Company issued and sold a $600,000 unsecured convertible note (the "Note") to JMJ Financial, for a net purchase price of $500,000 (reflecting a 16.66% original issue discount) in a private placement. Pursuant to the Use of Proceeds Agreement entered into in connection with the issuance of the Note, the Company is required to use the proceeds from the Note solely for research and development dedicated to adult stem cell research. The Note may not be prepaid without the written consent from the holder of the Note. The Note bears interest at the rate of 12% per annum, and is due by February 10, 2010. At any time after the 180th day following the effective date of the Note, the holder of the Note may at its election convert all or part of the Note plus accrued interest into shares of the Company's common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion.

        On March 21, 2008, Advanced Cell Technology, Inc. (the "Company") issued and sold an aggregate of $130,000 in unsecured convertible notes (the "Notes") to PDPI LLC and The Shapiro Family Trust. Dr. Shapiro, one of the Company's directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. The Notes may not be prepaid without the written consent from the holder of the Notes. The Notes bear interest at the rate of 9% per annum, and mature April 11, 2008. The net outstanding amount of principal plus interest of the Notes is convertible into the next round of debt or equity financing raised by the Company on a dollar-for-dollar basis under such terms and conditions as may be applicable to the next round of financing.

        On March 31, 2008, Advanced Cell Technology, Inc. (the "Company"), closed on the issuance of $4,038,880 of its amortizing senior secured convertible debentures and associated warrants ("2008 Financing"). In connection with the closing of the 2008 Financing, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of March 31, 2008, with the purchasers of the debentures and warrants (the "Purchasers"). The Purchasers purchased from the Company senior secured convertible debentures and warrants to purchase shares of the Company's common stock. The amortizing senior secured convertible debentures issued at the closing of the 2008 Financing will be due and payable one (1) year from the closing, and will not bear interest. The debentures begin amortizing on October 1, 2008. The aggregate purchase price for the debentures, including cash, in-kind payments and refinancing of a short-term bridge loan in anticipation of the financing was $3,218,231 which represented a 20.3187% discount to the full principal amount of the debentures. The cash purchase price excluding refinancing of bridge debt and in-kind payments was $2,527,231.

        Effective as of March 7, 2008, Jonathan F. Atzen, the Company's Senior Vice President, General Counsel and Secretary, resigned from his positions with the Company and terminated his employment

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

18. SUBSEQUENT EVENTS (Continued)

arrangement with the Company. Pursuant to the terms of an agreement between the Company and Mr. Atzen effective April 1, 2008, the Company agreed to (i) pay Mr. Atzen $48,333.33 as a severance payment, (ii) issue a fully vested option to purchase an aggregate of 400,000 shares of common stock pursuant to the Company's 2005 Stock Incentive Plan, as amended (the "2005 Plan"), (iii) issue an aggregate of 936,692 shares of the common stock pursuant to the 2005 Plan, (iv) provide for the vesting of all outstanding stock options held by Mr. Atzen and (v) provide Mr. Atzen and his family with full healthcare and dental coverage for a period of 6 months as was provided to Mr. Atzen during his employment.

        Effective as of March 17, 2008, Ivan Wolkind, the Company's Senior Vice President—Finance, Administration & Chief Accounting Officer, resigned from all positions with the Company and voluntarily terminated his employment arrangement with the Company for personal reasons. On April 2, 2008, the Company entered into a Consulting Agreement with Mr. Wolkind. Pursuant to the Consulting Agreement, Mr. Wolkind agreed for a period of 90 days to provide up to 20 hours per week of financial consulting services to the Company including but not limited to (i) assisting with general accounting and investor diligence, (ii) commenting on the structure of proposed financial transactions, (iii) responding to queries regarding ACT's corporate structure, and (iv) reviewing strategic and financial documents as appropriate. As consideration for the services to be provided, the Company agreed to pay Mr. Wolkind an aggregate of $68,751, $45,834 of which was paid on April 2, 2008, and the remainder of which will be paid on June 2, 2008. As additional consideration for the services to be provided, the Company has agreed to issue to Mr. Wolkind 238,719 shares of common stock pursuant to the 2005 Plan.

ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        There have been no disagreements with our independent auditors on accounting and financial disclosure matters.

ITEM 8A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Principal Accounting Officer ("PAO") as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

        We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PAO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report. As a result of the material weaknesses in internal control over financial reporting discussed below, our disclosure controls and procedures were not effective as of December 31, 2007.

        We believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim and annual periods presented in our annual report on Form 10-KSB and quarterly reports on Form 10-QSB. The unqualified opinion of our independent registered public accounting firm on our financial statements for the period ended December 31, 2007 is included in this Form 10-KSB.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Internal control over financial reporting refers to the process designed by, or under the supervision of, our CEO and PAO, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

  (1)
  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

  (2)
  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

  (3)
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

        Management has used the framework set forth in the report entitled Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of the Company's internal control over financial reporting as of December 31, 2007.

        As a result of our assessment, management identified two material weaknesses in internal control over financial reporting as of December 31, 2007. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Inadequate Oversight over Reporting and Closing Process

        As of December 31, 2007, management did not maintain effective oversight of its reporting and closing process. This resulted in our auditors finding numerous adjustments to financial balances. The adjustments affected accrued liabilities, deferred offering costs, stockholders' deficit, and various expense accounts. These adjustments indicate a material weakness as there is inadequate oversight over the Company's reporting and closing process.

Inadequate Review of Reports from Third Parties

        As of December 31, 2007, management did not adequately review reports it received from third parties. This resulted in a significant restatement of the Company's financial statements stemming from the wrong information being used by an outside valuation firm. If the Company had adequately reviewed the report it received from the outside firm, it would have caught the error and avoided the error. This indicates a material weakness in internal controls.

Inadequate Internal Controls over Accruals

        As of December 31, 2007, management did not maintain effective internal controls over setting up accruals. This material weakness resulted in a material adjustment to income from operations in the fourth quarter. Certain accruals are made for those amounts which the Company owes, but for which the Company has not received an invoice for. The understatement was the result of legal services provided to the Company, accrued vacation, and unrecorded licensing expenses. This resulted in an adjustment to the ending accrual balance. The adjustment indicates a material weakness in the design of the Company's internal controls over financial reporting.

3.     Management's Remediation Effort

Remediation of Reporting and Closing Process

        The Company has developed procedures and checklists to assist in its efforts to properly oversee the reporting and closing process. At December 31, 2007, the procedures were not adequately followed, and the checklists were not used. Management plans to start using these procedures and checklists going forward, and this is expected to provide a structure and process to surround these activities. Additionally, the checklists will be available for senior management to review to better monitor the process.

Remediation of Review over Reports from Third Parties

        The Company has heightened its sensitivity to the importance of thoroughly reviewing reports it receives from third parties. Going forward, management will review reports it receives from third parties with the intent of ensuring the underlying facts used for the reports are correct and that the conclusions reached are reasonable based on those facts.

Remediation of Controls over Accruals

        Management performed an in-depth review of the accrual balances. The analysis of accruals resulted in a downward adjustment of approximately $222,623 that was made to the ending accrual balance with a corresponding adjustment to the loss from operations in the fourth quarter. The treatment of accruals will continue to be reviewed on a periodic basis as part of the Company's internal control procedures.

        The Company believes that these corrective actions will remediate the material weaknesses identified above. The Company will continue to monitor the effectiveness of these actions and will make any other changes or take such other actions that management deems appropriate given the circumstances.

Changes in Internal Control over Financial Reporting

        Except as noted above, there have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, key employees and directors are described below. There are no family relationships among our executive officers or directors.

Name	Age	Position
William M. Caldwell, IV	60	Chief Executive Officer and Chairman of the Board of Directors
Robert P. Lanza, M.D.	51	Chief Scientific Officer
Jonathan H. Dinsmore, Ph.D.	46	Senior Vice President, Clinical and Regulatory
Alan C. Shapiro, Ph.D.	62	Member of the Board of Directors
Erkki Ruoslahti, M.D., Ph.D.	67	Member of the Board of Directors
Alan G. Walton, Ph.D., D.Sc.	71	Member of the Board of Directors
Gary Rabin	42	Member of the Board of Directors
Jonathan F. Atzen*	43	Former Senior Vice President, General Counsel and Secretary
Ivan Wolkind**	40	Former Senior Vice President of Finance and Administration and Chief Accounting Officer

*
Mr. Atzen resigned from his positions with the Company effective March 7, 2008.

**
Mr. Wolkind resigned from his positions with the Company effective March 17, 2008.

        William M. Caldwell, IV is our Chief Executive Officer and Chairman of the Board of Directors. He has a 30-year management career working with emerging technologies and restructuring distressed corporate environments. During his career he has served in senior executive positions both in marketing and finance. He has worked with Booz Allen and Hamilton; the Flying Tiger Line Inc.; Van Vorst Industries; and Kidder Peabody. He started a firm specializing in strategy and financial planning which was instrumental in restructuring over $1.0 billion of debt for over twenty companies and partnerships. He was a pioneer in the satellite radio auctions as President of Digital Satellite Broadcasting Corporation; assisted in the financing and became President and ultimately CEO in the restructuring of CAIS Internet, and has advised corporations, both public and private, in technology, telecommunications, retailing, real estate, hospitality, publishing, and transportation. He received his B.A. degree from the University of Southern California and was a Multinational Enterprise Fellow at the Wharton School of Finance. He serves as a director of Lee Pharmaceuticals and King Koil Franchising Corp. Mr. Caldwell is not an officer or director of any other reporting company.

        Robert P. Lanza, M.D. is our Chief Scientific Officer. Dr. Lanza has over 20 years of research and industrial experience in the areas of tissue engineering and transplantation medicine. Before joining ACT in 1998, from 1990 to 1998, Dr. Lanza was Director of Transplantation Biology at BioHybrid Technologies, Inc., where he oversaw that company's xenotransplantation and bioartificial pancreas programs. He has edited or authored sixteen books, including Principles of Tissue Engineering (2d ed. co-edited with R. Langer and J. Vacante), Yearbook of Cell and Tissue Transplantation, One World The Health & Survival of the Human Species in the Twenty-First Century, and Xeno: The Promise of Transplanting Animal Organs into Humans (co-authored with D.K.C. Cooper). Dr. Lanza received his B.A. and M.D. Degrees from the University of Pennsylvania, where he was both a University Scholar and Benjamin Franklin Scholar. Dr. Lanza is not an officer or director of any other reporting company.

        Jonathan H. Dinsmore, Ph.D. is our Senior Vice President, Clinical and Regulatory. Prior to joining the Company, Dr. Dinsmore was responsible for all aspects of Mytogen's cell production operations, basic science program, and research and development efforts. He was also actively engaged in evaluating partnership opportunities and complimentary technologies. Prior to his position with the Company and Mytogen, he directed both clinical and preclinical research programs at Diacrin and GenVec. Dr. Dinsmore has research and clinical experience in the development of therapeutic products to treat Parkinson's disease, Huntington's disease, epilepsy, stroke, spinal cord injury, chronic intractable pain, liver disease, and cardiovascular disease. Dr. Dinsmore received a B.S. in Biology from Boston College in 1983 followed by a Ph.D. in Biology from Dartmouth College in 1988. He then trained four years as a Post-doctoral Fellow at Massachusetts Institute of Technology, after which he joined Diacrin in 1992. His extensive accomplishments include numerous awarded and pending patents as well as diverse published studies on myoblast transplantation technology.

        Alan C. Shapiro, Ph.D. has served as director since 2005. He adds more than 30 years' experience in corporate and international financial management to Advanced Cell Technology. Dr. Shapiro is currently the Ivadelle and Theodore Johnson Professor of Banking and Finance at the Marshall School of Business, University of Southern California, where he previously served as the Chairman of the Department of Finance and Business Economics, Marshall School of Business. Prior to joining the University of Southern California, Dr. Shapiro taught as an Assistant Professor at the University of Pennsylvania, Wharton School of Business, and has been a visiting professor at Yale University, UCLA, the Stockholm School of Economics, University of British Columbia, and the U.S. Naval Academy. Dr. Shapiro has published over 50 articles in such academic and professional journals as the Journal of Finance, Harvard Business Review, and the Journal of Business, among many others. He frequently serves as an expert witness in cases involving valuation, economic damages, international finance, takeovers, and transfer financing through Trident Consulting Group LLC. He received his B.A. in Mathematics from Rice University, and a Ph.D. in Economics from Carnegie Mellon University. Dr. Shapiro is a trustee of Pacific Corporate Group's Private Equity Fund.

        Erkki Ruoslahti, M.D., Ph.D. has served as a director since November 2005. Dr. Ruoslahti joined The Burnham Institute in 1979 and served as its President from 1989 to 2002. Dr. Ruoslahti is the recipient of the 2005 Japan Prize for his work in cell biology. Dr. Ruoslahti's other honors include the Gairdner Prize, and membership in the U.S. National Academy of Sciences, Institute of Medicine, and American Academy of Arts and Sciences. He is a Knight of the Order of the White Rose of Finland. Dr. Ruoslahti earned his M.D. and Ph.D. from the University of Helsinki in Finland. After postdoctoral training at the California Institute of Technology, he held various academic appointments in Finland and at City of Hope National Medical Center in Duarte, California. Dr. Ruoslahti's research has been the basis of several drugs currently on the market or in clinical trials. He has been a founder and director of several biotechnology companies. Dr. Ruoslahti is not an officer or director of any other reporting company.

        Alan G. Walton, Ph.D., D.Sc. has served as a director since November 2005. Since 1987, Dr. Walton has been a general partner of Oxford Bioscience Partners, a venture capital firm investing in life sciences enterprises. Prior to joining Oxford Bioscience Partners, Dr. Walton was President and Chief Executive Officer of University Genetics Co. Dr. Walton serves on the board of directors of Alexandria Real Estate Equities, Inc., Acadia Pharmaceuticals, Inc., and Avalon Pharmaceuticals, Inc. He previously has served as the Chairman of the Board of Directors or as a Director for numerous private and public biotechnology companies, including Human Genome Sciences and Gene Logic Inc. He was a professor at Case Western Reserve University and Harvard Medical College from 1961 to 1981 and a member of President Carter's Science Advisory Committee from 1976 to 1977. Dr. Walton holds a Ph.D. in Physical Chemistry, a D.Sc. in Biological Chemistry and a B.S. in Chemistry, each from the University of Nottingham and in 2005 received an honorary LLD degree in recognition of his lifetime achievement in life sciences, also from the University of Nottingham. Dr. Walton also has been awarded an Adjunct Professorship from Case Western Reserve University.

        Gary Rabin has served as a director since December 2007. Mr. Rabin has a twenty year career in finance that primarily encompasses investment management and capital raising targeting small-cap and emerging growth companies. Currently, he is the Managing Partner of Vine Holdings, a long/short hedge fund focused on the media and communications industry. Until July 2007, he was a Portfolio Manager at MAC Investment Management, LLC ("MAC"), which he joined in November 2005. MAC is a long/short fundamental equity hedge fund concentrating on growth-oriented stocks including technology, communications and healthcare. Previously, he was a Managing Director and Portfolio Manager at Marketus Associates, a long/short hedge fund where he focused on communications, healthcare services, energy and special situations. Prior to that, he was Managing Director and Co-Head of the Media and Telecom Investment Banking Group at CIBC World Markets ("CIBC"), where he was responsible for all corporate finance and M&A, financial restructurings, and principal investing activities (both debt and equity) within the sector. Before joining CIBC, Mr. Rabin served in an operating capacity at a broadband services company when he was Chief Strategy Officer of CAIS Internet, Inc. ("CAIS"). At CAIS, he was responsible for raising over $500 million of financing commitments in both the public equity markets and from his relationships at Kohlberg, Kravis Roberts & Co., Qwest Communications, Cisco, Nortel, 3Com and Microsoft. Mr. Rabin has also started and served as Managing Director and Head of the Global Telecom Investment Banking Group at ING Barings Furman Selz, and was a founder of the telecom group at UBS Securities. He began his career in finance in 1987, and concentrated on energy, utilities, and metals until 1993. Throughout his career, Mr. Rabin has been responsible for building and developing businesses. Mr. Rabin earned an AB in Economics from the University of Michigan.

CORPORATE GOVERNANCE

General

        We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

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

        We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held 5 meetings in 2007, three of which were telephonic. All five board members were present, either by person or on the telephone in the case of the telephonic meetings, at all five meetings.

Board Committees

        Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met five times during 2007. The Compensation Committee met four times during 2007. The Nominating Committee met once during 2007.

  Audit Committee

        The Audit Committee's responsibilities include:

  •
  Monitoring the integrity of the Company's financial reporting process and systems of internal controls regarding finance, accounting and legal compliance.

  •
  Monitoring the independence and performance of the Company's internal and independent auditors.

  •
  Monitoring compliance by the Company with legal and regulatory requirements.

  •
  Facilitating open communication among the Company's independent auditors, internal auditors, employees, management, and the Board.

        Dr. Shapiro, Dr. Walton, Dr. Ruoslahti and Mr. Rabin serve on our Audit Committee. Dr. Shapiro serves as chair of the Audit Committee. The Board of Directors has determined that Dr. Shapiro is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The Board has determined that Dr. Shapiro meets the additional independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

  Compensation Committee

        The Compensation Committee's responsibilities include:

  •
  reviewing and recommending approval of the compensation of our executive officers,

  •
  overseeing the evaluation of our senior executives,

  •
  reviewing and making recommendations to the Board of Directors regarding incentive compensation and equity-based plans,

  •
  administering our stock incentive plans, and

  •
  reviewing and making recommendations to the Board of Directors regarding director compensation.

        The members of the Compensation Committee are Dr. Shapiro, Dr. Walton, Dr. Ruoslahti, Mr. Rabin and Mr. Caldwell.

  Nominating Committee

        The Nominating Committee's responsibilities include:

  •
  identifying individuals qualified to become board members;

  •
  recommending to the Board the persons to be nominated for election as directors and to each of the board's committees;

  •
  reviewing and making recommendations to the Board with respect to senior management succession planning; and

  •
  overseeing an annual evaluation of the Board.

        The members of the Nominating Committee are Dr. Shapiro, Dr. Walton, Dr. Ruoslahti and Mr. Rabin.

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

        In considering whether to recommend any particular candidate for inclusion in the Board's slate of recommended director nominees, the Nominating Committee applies certain criteria, including

  •
  the candidate's honesty, integrity and commitment to high ethical standards,

  •
  demonstrated financial and business expertise and experience,

  •
  understanding of our company, its business and its industry,

  •
  actual or potential conflicts of interest, and

  •
  the ability to act in the interests of all stockholders.

        The Nominating Committee does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities.

        The Nominating Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than 5% of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating Committee, c/o Corporate Secretary, Advanced Cell Technology, Inc., 381 Plantation Street, Worcester, Massachusetts. Assuming that appropriate biographical and background material have been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

        Stockholders who wish to send communications on any topic to the Board should address such communications to the Board of Directors, c/o Corporate Secretary, Advanced Cell Technology, Inc., 381 Plantation Street, Worcester, Massachusetts, 01605. You should indicate on your correspondence that you are an Advanced Cell Technology, Inc. stockholder.

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

        To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2007, all Reporting Persons timely complied with all applicable filing requirements except as follows: Jonathan F. Atzen was late in filing one report concerning two 2006 transactions, Dr. Alan Shapiro was late in filing one report concerning two transactions, William Caldwell was late in filing one report concerning eight 2006 transactions, and Dr. Pedro Huertas, Dr. Jonathan Dinsmore, and Gary Rabin were late in filing a Form 3. Other than Gary Rabin, these individuals/entities subsequently filed their delinquent Forms.

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

ITEM 10.    EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

        The following table summarizes the annual compensation paid to our named executive officers for the two years ended December 31, 2007 and 2006:

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
William M. Caldwell, IV, Chief Executive Officer and Chairman of the Board of Directors	2007 2006	348,374 283,654	150,000 100,000	— —	— 40,544	2,376 15,000	(1) (2)	500,750 439,198
Robert P. Lanza, M.D., Chief Scientific Officer	2007 2006	342,805 235,577	50,000 145,000	— 35,005	— 8,877	483 4,523	(1) (3)	393,288 428,982
Jonathan F. Atzen, Sr. Vice President, General Counsel and Secretary(4)	2007 2006	338,537 254,807	60,000 90,000	— 71,894	— 6,391	12,360 16,877	(5) (6)	398,897 439,969

        Please see the assumptions relating to the valuation of our stock option awards which are contained in Notes to our unaudited and audited Financial Statements contained in this annual report on Form 10-KSB.

(1)
This amount represents a life insurance premium paid by the Company for the named executive officer.

(2)
This amount represents a "gross-up tax" reimbursement relating to a portion of the bonus paid to Mr. Caldwell.

(3)
This amount represents contributions made by the Company with respect to the Company's 401(k) plan.

(4)
Effective as of March 7, 2008, Mr. Atzen resigned from his positions at the Company and terminated his employment arrangement with the Company.

(5)
This amount represents $12,000 in payments made to Mr. Atzen as part of his $1,000 monthly car allowance and $360 in life insurance premiums paid by the Company for Mr. Atzen.

(6)
Represents $12,000 in payments made to Mr. Atzen as part of his $1,000 monthly car allowance and $4,877 in contributions made by the Company with respect to the Company's 401(k) Plan.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

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

        Employment Agreement with Robert P. Lanza, M.D.    On February 1, 2005, we entered into an employment agreement with Robert P. Lanza, M.D., who was promoted to Chief Scientific Officer effective October 6, 2007. The agreement provides for annual compensation in the amount of $215,000, plus a performance-based bonus of $35,000 for fiscal year 2005 upon the achievement of certain milestones established by the Chief Scientific Officer. Dr. Lanza received 500,000 stock options under the 2005 Stock Plan, which vest in equal monthly installments over 48 months. In addition, on September 16, 2005, Dr. Lanza was awarded 250,000 options that were immediately vested. In the event Dr. Lanza's employment is terminated following a change of control, 100% of any unvested options will become vested. In the event Dr. Lanza continues in the employment of a successor company following a change of control, the vesting of Dr. Lanza's unvested options will be accelerated by one year. Dr. Lanza's agreement provides for severance in the amount of twelve months' salary following termination of employment (1) as a result of disability, (2) without cause, (3) by Dr. Lanza following a material change in duties or a material breach by us, or (4) as a result of a change of control.

        Dr. Lanza's agreement contains non-solicitation, confidentiality and non-competition covenants, and a requirement that Dr. Lanza assign all invention and intellectual property rights to us. The term of the agreement expires February 1, 2009, which may be renewed by the parties in writing.

        Employment Agreement with Jonathan F. Atzen.    On April 1, 2005, we entered into an employment agreement with Jonathan F. Atzen, our Senior Vice President and General Counsel. The agreement provides for annual compensation of $195,000, increasing to $245,000 upon the completion of an equity financing that results in increased financing to us of at least $10 million. The agreement provides for an annual bonus as determined by our Chief Executive Officer and our Board of Directors. Mr. Atzen received a one-time advance of an annual bonus in the amount of $40,000. Mr. Atzen was awarded 400,000 stock options under the 2005 Stock Plan, 10% of which vested upon grant with the remainder vesting in equal monthly installments over 48 months. In the event of a change of control of us, 50% of any unvested options held by Mr. Atzen will become vested. In the event Mr. Atzen's employment is terminated without cause by us or for good reason by Mr. Atzen, he is entitled to a lump sum severance payment equal to six months' base salary, accelerated vesting of 50% of his unvested stock options, and reimbursed cost of medical coverage for a period of six months. In the event Mr. Atzen is terminated without cause following a change of control, he is entitled to a lump sum severance payment equal to six months' base salary and accelerated vesting of 50% of any unvested stock options. Effective March 7, 2008, Mr. Atzen resigned from his positions with the Company and terminated his employment arrangement with the Company. In connection with Mr. Atzen's resignation, the Company agreed to (i) pay Mr. Atzen $48,333.33 as a severance payment, (ii) issue a fully vested option to purchase an aggregate of 400,000 shares of common stock of the Company, (iii) issue an aggregate of 936,692 shares of the common stock of the Company, (iv) provide for the vesting of all outstanding stock options held by Mr. Atzen and (v) provide Mr. Atzen and his family with full healthcare and dental coverage for a period of 6 months as was provided to Mr. Atzen during his employment.

Outstanding Equity Awards at Fiscal Year-End

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexecuted Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
William M. Caldwell, IV, Chief Executive Officer and Chairman of the Board of Directors	651,161 1,903,112	(1) (2)	— —	0.25 0.85	12/13/2014 1/31/2015
Robert P. Lanza, M.D., Chief Scientific Officer	750,000 364,583 250,000	(3) (4) (3)	— 135,417 —	0.05 0.85 2.20	8/12/2014 1/31/2015 9/15/2015
Jonathan F. Atzen, Former Sr. Vice President, General Counsel and Secretary(5)	302,500	(6)	97,500	0.85	1/31/2015

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

(5)
Effective as of March 7, 2008, Mr. Atzen resigned from his positions with the Company and terminated his employment arrangement with the Company.

(6)
As of December 31, 2007, Mr. Atzen's options vested as follows: 40,000 vested immediately upon grant with the remainder vesting in equal monthly installments over 48 months. Pursuant to the terms of an agreement between the Company and Mr. Atzen effective April 1, 2008, (i) all unvested options held by Mr. Atzen vested as of April 1, 2008, (ii) the Company granted Mr. Atzen fully vested options to purchase 400,000 shares of common stock, and (iii) the Company issued 936,692 shares of common stock to Mr. Atzen.

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)		Total ($)
Alan C. Shapiro, Ph.D.	58,625	(1)	—	—		58,625
Alan G. Walton, Ph.D., D.Sc.	54,250	(1)	—	—		54,250
Erkki Ruoslahti, M.D., Ph.D.	54,250	(1)	—	—		54,250
Michael West	—	—	—	78,750	(2)	78,750

(1)
Pursuant to the Company's director compensation plan, the director was entitled to receive 100,000 shares of common stock for services provided during 2007; however, such shares have not been issued to date.

(2)
Pursuant to a consulting agreement between the Company and Dr. West, Dr. West received a payment of $78,750 for consulting services provided.

Director Compensation Arrangements

        Non-executive members of the Company's Board of Directors receive (1) an initial grant of 100,000 shares of common stock, (2) an annual grant of 100,000 shares of common stock (this number has been increased to 200,000 for 2008), (3) an annual retainer of $40,000 (payable quarterly) and (4) a cash payment for attendance at each board meeting in the amount of $1,500 for in-person meetings and $1,000 for telephonic meetings. Regarding members of the Company's Audit Committee, the Chair receives a payment of $1,500 per meeting and the regular members receive $1,000 per meeting. With respect to the Company's Compensation Committee and the Company's Nominating and Corporate Governance Committee, the Chair receives a payment of $1,125 per meeting and the regular members receive $750 per meeting. Each director is entitled to receive payment of the directors' fees in the form of shares of the Company's Common Stock valued at 150% of the actual directors' fees due and payable. The fee structure for the directors was established and approved by the Compensation Committee and ratified by the full Board of Directors.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership of Directors, Officers and 5% Stockholders

        The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of December 31, 2007. On such date, 85,027,461 shares of Common Stock were outstanding. Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our Common Stock. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

        The following table sets forth information regarding beneficial ownership of our capital stock as of December 31, 2007 by:

  •
  each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock,

  •
  each of our directors and named executive officers, and

  •
  all of our directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percentage
5% or Greater Stockholders:
None
Directors and Named Executive Officers
William M. Caldwell, IV, Chief Executive Officer and Chairman of the Board of Directors	3,160,395	(1)	3.6%
Robert P. Lanza, M.D., Chief Scientific Officer	1,685,417	(2)	2.0%
Jonathan F. Atzen, Fmr. Sr. Vice President, General Counsel and Secretary	592,500	(3)	*
Alan C. Shapiro, Ph.D., Director	3,105,388	(4)	3.5%
Alan G. Walton, Ph.D., D.Sc., Director	100,000	(5)	*
Erkki Ruoslahti, M.D., Ph.D., Director	120,086	(6)	*
Gary Rabin, Director	1,574,705	(7)	1.8%
Directors and Executive Officers as a Group (7 persons)	10,338,491	(8)	11.0%

*
Less than 1%

(1)
Includes (i) 2,554,273 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2007 that are held directly by Mr. Caldwell, (ii) indirect ownership of 236,000 shares subject to currently exercisable warrants awarded to Andwell, LLC, an entity affiliated with Mr. Caldwell and of which he may be deemed the beneficial owner, (iii) indirect ownership of 246,748 shares held by the spouse of Mr. Caldwell and of which Mr. Caldwell may be deemed the beneficial owner, and (iv) indirect ownership of 123,374 shares subject to warrants held by the spouse of Mr. Caldwell that are currently exercisable or exercisable within 60 days of December 31, 2007 and of which Mr. Caldwell may be deemed the beneficial owner.

(2)
Includes 1,385,417 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2007.

(3)
Includes (i) 317,500 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2007, and (ii) 75,000 shares subject to currently exercisable warrants. Effective as of March 7, 2008, Mr. Atzen resigned from his positions with the Company and terminated his employment arrangement with the Company. Pursuant to the terms of an agreement between the Company and Mr. Atzen effective April 1, 2008, (i) all unvested options held by Mr. Atzen vested as of April 1, 2008, (ii) the Company granted Mr. Atzen fully vested options to purchase 400,000 shares of common stock, and (iii) the Company issued 936,692 shares of common stock to Mr. Atzen.

(4)
Includes (i) indirect ownership of 501,151 shares and 1,312,720 shares subject to convertible debentures held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, (ii) 1,108,579 shares subject to warrants held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, and (iii) 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2007.

(5)
Includes 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2007.

(6)
Includes 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2007.

(7)
Includes (i) indirect ownership of 1,476,470 shares issuable upon exercise of certain warrants and upon conversion of the debentures held by PDP I, LLC, which such number of shares represents Mr. Rabin's proportional interest in the total number of shares held by PDP I, LLC, based on his 33.33% equity interest in the entity, and (ii) 98,235 shares issuable upon exercise of certain warrants that are currently exercisable or exercisable within 60 days of December 31, 2007.

(8)
Includes 8,987,568 shares subject to stock options, warrants or convertible debentures that are currently exercisable or exercisable within 60 days of December 31, 2007.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	11,620,971	(1)	$0.78	2,906,323	(2)
Equity compensation plans not approved by security holders	11,689,897	(3)	$0.80	0
Total	23,310,868			2,906,323	(2)

(1)
Awards for 2,492,000 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan I ("2004 Plan 1"), 1,301,161 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan II ("2004 Plan 2" and together with the 2004 Plan I, the "2004 ACT Plans"), and 7,827,810 options have been issued under the 2005 Stock Plan.

(2)
This number included 308,000 shares available under the 2004 Plan I and 2,598,323 shares available under the 2005 Stock Plan.

(3)
The number reflects the aggregate number of shares underlying compensatory warrants that have been issued and continue to be outstanding as of December 31, 2007. Each warrant was part of a separate equity compensation arrangement.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        Except as described below, none of the following parties has, since January 1, 2007, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

        All references to share numbers in this section are on a pre-reverse split basis.

Private Equity Financing

        On November 26, 2004, in connection with the early release from escrow of funds related to our private equity financing, we granted to Andwell, LLC, a company affiliated with our Chief Executive Officer, William M. Caldwell, IV, warrants to purchase 250,000 shares of our common stock at an exercise price of $0.05 per share. Effective as of December 8, 2006 and pursuant to unanimous approval of the Board of Directors, the exercise period was extended until December 31, 2010. In connection with the extension of the exercise period, Mr. Caldwell and the Company entered into a certain lock-up agreement relating to such warrants which, subject to certain exceptions, prevents Mr. Caldwell from exercising his warrants until February 1, 2009.

        Effective as of December 8, 2006, the Company extended the exercise period of certain warrants to purchase an aggregate of 200,000 shares of our common stock at an exercise price of $0.05 per share, held by Nancy Burrows, the present spouse of the Company's Chief Executive Officer, Mr. Caldwell. Effective as of December 8, 2006 and pursuant to unanimous approval of the Board of Directors, the exercise period for these warrants was extended until December 31, 2010. In connection with the extension of the exercise period, Ms. Burrows and the Company entered into a certain lock-up agreement relating to such warrants which, subject to certain exceptions, prevents Ms. Burrows from exercising her warrants until February 1, 2009.

        On September 15, 2005, in connection with the Securities Purchase Agreement dated September 15, 2005, Anthem Ventures Fund, L.P. purchased convertible debentures with a principal amount of $1,255,000, initially convertible into 545,652 shares of common stock. In connection with the purchase of the debentures, we issued Anthem Ventures Fund, L.P. warrants to purchase 272,826 shares of our common stock at an initial exercise price of $2.53 per share. As a result of (i) amendments to the debenture and the warrant, and (ii) certain anti-dilution adjustments in accordance with the terms of the debenture and warrant, the conversion price of the debenture was adjusted to $0.34, and the exercise price of the warrant was reduced to $0.34. As of September 6, 2007, Anthem Ventures Fund, L.P. was the beneficial owner of approximately 15.6% of our outstanding common stock.

        On September 15, 2005, in connection with the Securities Purchase Agreement dated September 15, 2005, The Shapiro Family Trust Dated September 29, 1989, purchased convertible debentures with a principal amount of $251,000, convertible into 109,130 shares of common stock. In connection with the purchase of the debentures, we issued The Shapiro Family Trust Dated September 29, 1989, warrants to purchase 54,565 shares of our common stock at an exercise price of $2.53 per share. As a result of (i) amendments to the debenture and the warrant, and (ii) certain anti-dilution adjustments in accordance with the terms of the debenture and warrant, the conversion price of the debenture was adjusted to $0.34, and the exercise price of the warrant was reduced to $0.34. Dr. Shapiro, one of our directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust.

        On August 29, 2006, we issued The Shapiro Family Trust Dated September 29, 1989, a replacement warrant to purchase 54,565 shares of our common stock at an exercise price of $1.60 per share. As a result of (i) amendments to the warrant, and (ii) certain anti-dilution adjustments in accordance with the terms of the warrant, the exercise price of the warrant was reduced to $0.34.

        On September 6, 2006, in connection with the Securities Purchase Agreement, Anthem Ventures Fund, L.P. purchased convertible debentures with a principal amount of $627,500, convertible into 2,178,819 shares of common stock. In connection with the purchase of the debentures, we issued Anthem Ventures Fund, L.P. warrants to purchase 1,089,409 shares of our common stock at an exercise price of $.3168 per share.

        On September 6, 2006, in connection with the Securities Purchase Agreement, The Shapiro Family Trust Dated September 29, 1989, purchased convertible debentures with a principal amount of $125,500, convertible into 435,764 shares of common stock. In connection with the purchase of the debentures, we issued The Shapiro Family Trust Dated September 29, 1989, warrants to purchase 217,881 shares of our common stock at an exercise price of $.3168 per share.

        As reported in our Current Report on Form 8-K filed with the Securities and Exchange Commission on January 11, 2007, we closed amendments to the 2005 and 2006 transaction documents associated with the issuance of the warrants and debentures. Both Anthem Ventures Fund, L.P. and The Shapiro Family Trust Dated September 29, 1989, were party to these amendments.

        On August 14, 2007, PDP I, LLC advanced $300,000 to the company pursuant to a bridge loan commitment. The bridge loan commitment entered into on August 14, 2007 provided a total of up to $600,000 of interim bridge financing to the company structured in the form of a convertible note with draws to be made in the company's discretion. Dr. Huertas, one of our former officers, owns a 16.67% equity interest in PDP I, LLC. Dr. Huertas resigned as our Chief Development Officer effective as of October 29, 2007. Mr. Rabin, a director, owns a 33.33% equity interest in PDP I, LLC.

        On August 31, 2007, in connection with the Securities Purchase Agreement, Anthem Ventures Fund, L.P. purchased convertible debentures with a principal amount of $251,000, convertible into 738,235 shares of common stock. In connection with the purchase of the debentures, we issued Anthem Ventures Fund, L.P. warrants to purchase 738,235 shares of our common stock at an exercise price of $.38 per share.

        On August 31, 2007, in connection with the Securities Purchase Agreement, The Shapiro Family Trust Dated September 29, 1989 purchased convertible debentures with a principal amount of $251,000, convertible into 738,235 shares of common stock. In connection with the purchase of the debentures, we issued The Shapiro Family Trust Dated September 29, 1989 warrants to purchase 738,235 shares of our common stock at an exercise price of $.38 per share.

        On August 31, 2007, in connection with the Securities Purchase Agreement, PDP I, LLC purchased convertible debentures with a principal amount of $753,000, convertible into 2,214,706 shares of common stock. In connection with the purchase of the debentures, we issued PDP I, LLC warrants to purchase 2,214,706 shares of our common stock at an exercise price of $.38 per share.

Consulting Services

        On December 13, 2004, we granted Andwell, LLC, an entity affiliated with our Chief Executive Officer, William M. Caldwell, IV, warrants to purchase 236,000 shares of our common stock at $0.25 per share in consideration of consulting services provided by Andwell, LLC to us. Effective as of December 8, 2006 and pursuant to unanimous approval of the Board of Directors, the exercise period was extended until December 31, 2010.

        On December 13, 2004, we granted Rocket Ventures, LLC, an entity affiliated with our former General Counsel, Jonathan Atzen, warrants to purchase 75,000 shares of our common stock at $0.25 per share (the "Rocket Warrant") in consideration of consulting services provided by Rocket Ventures, LLC. Effective as of December 8, 2006 and pursuant to unanimous approval of the Board of Directors, the exercise period was extended until December 31, 2010. Effective as of July 2007, the Rocket Warrant was transferred to Jonathan Atzen, the sole equity holder of Rocket Ventures, LLC.

        Effective on July 1, 2007 and pursuant to unanimous approval of the Board of Directors, the Company extended the exercise period of a certain warrant to purchase 100,000 shares of our common stock at an exercise price of $0.05, held by Anthem Venture Management LLC, an entity affiliated with Anthem Ventures Fund, L.P., until December 31, 2010 (the "Anthem Warrant"). With respect to the Anthem Warrant, effective as of July 1, 2007, Anthem Ventures Fund L.P. and the Company entered into a certain lock-up agreement relating to such warrant which, subject to certain exceptions, prevents Anthem Ventures Fund L.P. from exercising its warrant until February 1, 2009.

Other Agreements

        We entered into that certain Nomination Agreement dated September 20, 2007, with Anthem Ventures Fund, LP. The Company previously agreed to a nomination agreement with Anthem in August 2005. Anthem shall have the right to designate in its sole discretion, and the company shall nominate and appoint, a director to the company's board of directors. The agreement terminates upon the earlier to occur of (i) certain corporate events or (ii) December 31, 2009.

Board Determination of Independence

        The Company complies with the standards of "independence" prescribed by rules set forth by the National Association of Securities Dealers ("NASD"). Accordingly, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, Dr. Alan Shapiro, Dr. Alan Walton, Dr. Erkki Ruoslahti and Mr. Gary Rabin meet the definition of "independent director" under Rule 4200(A)(15) of the NASD Manual; Mr. Caldwell does not.

ITEM 13.    EXHIBITS

        Please see the Exhibit Index which follows the signature page to this annual report on Form 10-KSB and which is incorporated by reference herein.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table summarizes the fees of (i) Stonefield Josephson, Inc., our former independent auditor, and (ii) Singer, Lewak, Greenbaum, and Goldstein, our current independent auditor, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2007		2006
Audit Fees(1)	$254,046	*	$113,695
Audit-Related Fees(2)	$35,853		$124,999
Tax Fees(3)	$0		$11,354
All Other Fees(4)	$0		$32,605

    *
    This amount reflects fees of Singer, Lewak, Greenbaum, and Goldstein, our current independent auditor who was engaged in 2007, and the remaining amounts set forth in the table reflect fees of Stonefield Josephson, Inc., our former independent auditor.

    (1)
    Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 and 2006.

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

By:	/s/ WILLIAM M. CALDWELL, IV Name: William M. Caldwell, IV Title: Chief Executive Officer	April 17, 2008
By:	/s/ ALAN C. SHAPIRO Name: Alan C. Shapiro Title: Director	April 17, 2008
By:	/s/ ALAN G. WALTON Name: Alan G. Walton Title: Director	April 17, 2008
By:	/s/ ERKKI RUOSLAHTI Name: Erkki Ruoslahti Title: Director	April 17, 2008
By:	/s/ GARY RABIN Name: Gary Rabin Title: Director	April 17, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Company, A.C.T. Acquisition Corp. and ACT, dated as of January 3, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2005 (File No. 000-50295) and incorporated by reference herein).
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
3.1.1
Certificate of Amendment to Articles of Incorporation dated April 1, 2004 (previously filed as Exhibit 3.1.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
3.1.2
Certificate of Amendment to Articles of Incorporation dated December 30, 2004 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2005 (File No. 000-50295) and incorporated by reference herein).
3.1.3
Certificate of Amendment to Articles of Incorporation dated June 23, 2005 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 22, 2005 (File No. 000-50295) and incorporated by reference herein).
3.1.4
Certificate of Amendment to Articles of Incorporation dated July 6, 2005 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2005 (File No. 000-50295) and incorporated by reference herein).
3.2	Bylaws of the Company (previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).
3.2.1
Amendment to Bylaws of the Company (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 29, 2004 (File No. 000-50295) and incorporated by reference herein).
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
10.34
Advanced Cell Technology, Inc. 2004 Stock Option Plan II. Pursuant to this option plan, ACT issued options to purchase an aggregate 1,301,161 shares, including (i) options to purchase 651,161 shares of ACT common stock to William Caldwell, IV, the Chief Executive Officer and a director of the Company, and (ii) options to purchase 240,000 shares of ACT common stock to Robert Peabody, a director of the Company (previously filed as Exhibit 10.34 to the Registrant's Quarterly Report on Form 10- QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
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
10.37
Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.37 to the Registrant's Quarterly Report on Form 10- QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).
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
10.41.1
Amendment to Employment Agreement between the Registrant and James G. Stewart dated September 16, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 22, 2005 (File No. 000-50295) and incorporated by reference herein).
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
10.81
Form of Convertible Promissory Note (Unsecured) (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8- K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).
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
10.84
Agreement between Capital Financial Media, LLC and Advanced Cell Technology, Inc., dated February 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 15, 2006 (File No. 000-50295) and incorporated by reference herein).
10.85
Sublease Agreement between Avigen, Inc. and Advanced Cell Technology, Inc., dated November 29, 2005. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 15, 2006 (File No. 000-50295) and incorporated by reference herein).
10.86
Exclusive Sublicense Agreement between Advanced Cell Technology, Inc. and TranXenoGen, Inc., dated March 29, 2006 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 15, 2006 (File No. 000-50295) and incorporated by reference herein).
10.87
Non-Exclusive License Agreement between Kirin Beer Kabushiki Kaisha, Aurox, LLC, Hematech, LLC, and Kirin SD, Inc., and Advanced Cell Technology, Inc., dated May 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB filed on August 11, 2006 (File No. 000-50295) and incorporated by reference herein).
10.88
Exclusive License Agreement between Kirin Beer Kabushiki Kaisha, Aurox, LLC, Hematech, LLC, and Kirin SD, Inc., and Advanced Cell Technology, Inc., dated May 9, 2006 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed on August 11, 2006 (File No. 000-50295) and incorporated by reference herein).

10.89
Purchase Agreement between Kirin SD, Inc. and Advanced Cell Technology, Inc., dated May 9, 2006(previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB filed on August 11, 2006 (File No. 000-50295) and incorporated by reference herein).
10.90
Consulting Agreement between Advanced Cell Technology, Inc. and James G. Stewart, dated August 17, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2006 (File No. 000-50295) and incorporated by reference herein).
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
10.95	Form of Lock-up Agreement (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).
10.96
Amendment No. 1, dated as of January 11, 2007, to the Securities Purchase Agreement, dated August 30, 2006, the Amortizing Convertible Debenture, dated September 6, 2006, and the Registration Rights Agreement, dated August 30, 2006 (previously filed as Exhibit 10.97 to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2007 (File No. 333-140265) and incorporated by reference herein).
10.97
Amendment No. 1, dated as of January 11, 2007, to the Securities Purchase Agreement, the Amortizing Convertible Debenture, and the Registration Rights Agreement, each dated August 30, 2006 (previously filed as Exhibit 10.97 to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2007 (File No. 333-140265) and incorporated by reference herein).
10.98
Patent Assignment Agreement between Advanced Cell Technology, Inc. and Infigen, Inc., dated February 5, 2007 (previously filed as Exhibit 10.98 to the Registrant's Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).
10.99
Employment Agreement between Advanced Cell Technology, Inc. and Pedro Huertas, M.D., Ph.D., dated February 5, 2007 (previously filed as Exhibit 10.99 to the Registrant's Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).
10.100
Research Services Agreement between Advanced Cell Technology, Inc. and Oregon Health & Science University, dated February 5, 2007 (previously filed as Exhibit 10.100 to the Registrant's Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).

10.101	Agreement and Plan of Merger by and among Advanced Cell technology, Inc., ACT Acquisition Sub, Inc., Mytogen, Inc. and certain shareholders of Mytogen, Inc., dated as of July 31, 2007*
10.102	Escrow Agreement by and among Advanced Cell Technology, Inc. and certain former shareholders of Mytogen, Inc., dated as of September 20, 2007*
10.103
Securities Purchase Agreement dated August 31, 2007 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.104
Registration Rights Agreement dated August 31, 2007 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.105
Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.106
Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.107
Form of Security Agreement dated August 31, 2007 (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.108
Form of Subsidiary Guaranty dated August 31, 2007 (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.109	Form of Lock-up Agreement (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).
10.110
Amended and Restated Consulting Agreement, dated as of September 19, 2007 by and between Advanced Cell Technology, Inc., through its wholly owned subsidiary Mytogen, Inc., and Dib, LLC. (previously filed as Exhibit 10.110 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 and incorporated by reference herein).
10.111
Employment Agreement, dated as of September 20, 2007, by and between Advanced Cell technology, Inc., and Jonathan Dinsmore. (previously filed as Exhibit 10.111 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 and incorporated by reference herein).
10.112
Nomination Agreement, dated September 20, 2007, by and between Advanced Cell Technology, Inc. and Anthem Ventures Fund, LP. (previously filed as Exhibit 10.112 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 and incorporated by reference herein).
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

16.1
Copy of letter from Stonefield Josephson, Inc. to the Securities and Exchange Commission, dated April 20, 2007 (previously filed as Exhibit 16.1 to the Registrant's Current Report on Form 8-K filed on April 20, 2007 (File No. 000-50295) and incorporated by reference herein).
31.1	Section 302 Certification of Chief Executive Officer and Principal Financial Officer.*
32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*
Filed herewith.

QuickLinks

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
Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
  ITEM 7. FINANCIAL STATEMENTS
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEET
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE TWO YEARS ENDED DECEMBER 31, 2007
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2007
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
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
  ITEM 13. EXHIBITS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
SIGNATURES
EXHIBIT INDEX