Form 10KSB/A
period 2007-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2008-06-30
CIK 1140098

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

DOCUMENTS INCORPORATED BY REFERENCE

          None.

          Transitional Small Business Disclosure Format (check one): Yes ☐    No ☒

ADVANCED CELL TECHNOLOGY, INC.

AMENDMENT NO. 1
TO THE
ANNUAL REPORT
ON FORM 10-KSB

Explanatory Note

        On April 18, 2008, Advanced Cell Technology, Inc. (the "Company") filed its Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 (the "2007 Annual Report"). The 2007 Annual Report contained an explanatory note addressing the Company's determination that it was required to amend and restate its previously issued audited consolidated financial statements and other financial information for the year ended December 31, 2006, and the unaudited consolidated financial statements for the quarters ended September 30, 2006, March 31, 2007, June 30, 2007, and September 30, 2007 (the "First Restatement Periods") as a result of errors associated with the Company's valuation of certain warrants.

        Subsequent to the Company's filing of the 2007 Annual Report, in mid-May, 2008 the Company discovered that the Discounts and Deferred Issuance costs related to its outstanding debentures had been amortized over a period longer than the weighted average life of the instruments, with the result that the discounts and debt issuance costs should have been charged to interest income on a faster basis than previously reported (the "Amortization Error"). Upon learning of the error the Company has recalculated the amortization and resulting interest expense. The Company also discovered that its calculation of the weighted average shares used in calculating basic and diluted earnings per share for the twelve month period ended December 31, 2007 was in error, with the actual weighted average shares being approximately 20.2 million higher than reported (the "Share Count Error"). On June 24, 2008, the Company's management and the Audit Committee of its Board of Directors determined that it is required to amend and restate its previously issued audited consolidated financial statements and other financial information for the year ended December 31, 2007, and the unaudited consolidated financial statements for the quarters ended March 31, 2007, June 30, 2007, and September 30, 2007 (the "Second Restatement Periods" together with the First Restatement Periods, the "Relevant Periods").

        These restatements are outlined in Notes 2 and 3 to the Consolidated Financial Statements. The reader should not rely on the prior annual and quarterly filings for the Relevant Periods. The Company is working toward filing amendments to all such periodic reports. This Amendment No. 1 to the Annual Report on Form 10-KSB corrects these errors for the periods reported herein.

        This amendment amends only (i) those portions of the 2007 Annual Report affected by the Amortization Error and the Share Count Error and (ii) the subsequent events disclosure set forth herein.

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

PART I

Cautionary Statement Regarding Forward-Looking Statements

        This Amendment No. 1 to the Annual Report on Form 10-KSB and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as "may," "assumes," "forecasts," "positions," "predicts," "strategy," "will," "expects," "estimates," "anticipates," "believes," "projects," "intends," "plans," "budgets," "potential," "continue" and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" set forth on page 22 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        For additional information about governmental regulations that will affect our planned and intended business operations, see "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" beginning on page 20 below.

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

        Deferred Issuance Costs—Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is between 22 and 26 months.

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

RESTATEMENT OF CERTAIN FINANCIAL STATEMENTS

        As indicated in Notes 7, 8 and 9, the Company has issued a series of complex convertible debentures over the past several years. The convertible debentures are issued for less than face value, thus generating significant original issue discounts. In conjunction with the instruments, the Company has issued substantial numbers of warrants, and the value of these warrants as of the issue date is treated in the same manner as an original issue discount. These discounts are amortized into interest expense over the life of the debenture, which is a complex calculation due to the planned monthly redemptions after a certain point included in the debenture agreements. Further, the Debentures are converted into shares at the holder's option, the timing of which depends on the price of the company's stock. The company also gives brokers and other intermediaries considerable value via cash and warrants in order to assist in selling the debentures. The cost associated with issuing the debt are capitalized and amortized over the life of the debt.

        As more fully discussed in the Explanatory Note and in Notes 2 and 3 to our Financial Statements, the Company has decided to restate its previously issued financial statements for the year ended December 31, 2006 and December 31, 2007 and the unaudited consolidated financial statements for the quarters ended September 30, 2006, March 31, 2007, June 30, 2007 and September 30, 2007. The Company's determination to restate these previously issued financial statements arose from the following adjustments:

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

        In mid-May 2008 the Company discovered that the Discounts and Deferred Issuance costs had been amortized over a period longer than the weighted average life of the instruments, with the result that the discounts and debt issuance costs should have been charged to interest income on a faster basis than previously reported. Upon learning of the error the Company has recalculated the amortization and resulting interest expense. The Company also discovered that its calculation of the weighted average shares used in calculating basic and diluted earnings per share for the twelve month period ended December 31, 2007 was in error, with the actual weighted average shares being approximately 20.2 million higher than reported.

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

Other Income (Expense)

        Other income (expense) for the twelve months ended December 31, 2007 and 2006 were approximately $7,437,000 and $821,000 respectively. The decrease in other expense in the twelve months ended December 31, 2007, compared to other income in the prior periods, relates primarily to Adjustments to Fair Value of Derivatives related to the Convertible Debenture financing and the Charges related to issuance of Convertible Debentures and Warrants. The increase in interest expense in the twelve months ended December 2007, compared to interest expense in the prior periods, relates primarily to interest recorded in connection with the convertible debentures.

Net Income (Loss)

        Net income (loss) for the twelve months ended December 31, 2007 and 2006 was approximately $(15,899,000) and ($16,862,000) respectively. The decrease in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures and charges related to issuance of Convertible Debentures, along with increased general and administrative and research and development expenses, as well as decreased grant reimbursements.

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

Advanced Cell Technology, Inc.
And Subsidiary

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

 REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM

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

        As discussed in Note 13 to the consolidated financial statements, in 2006 the Company adopted statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment.

        As discussed in Note 2, the Company has restated its financial statements.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has minimal sources of revenue, incurred substantial net losses, has substantial monetary liabilities in excess of monetary assets and accumulated deficits as of December 31, 2006. These matters, among others, raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are described in Note 1. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ STONEFIELD JOSEPHSON, INC.

Stonefield Josephson, Inc.
Los Angeles, California
March 16, 2007, except for Note 2, as to which that date is April 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Advanced Cell Technology, Inc. and subsidiary
Alameda, California

        We have audited the consolidated balance sheet of Advanced Cell Technology, Inc. and subsidiary (the "Company") as of December 31, 2007 (restated), and the related consolidated statement of operations, stockholders' deficit and cash flows for the year then ended (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cell Technology, Inc. and subsidiary as of December 31, 2007 (restated) and the results of their operations and their cash flows for the year then ended (restated), in conformity with U.S. generally accepted accounting principles.

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

        As described in Note 3 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2007 for a correction of errors related to debt discounts and deferred issuance costs.

        We were not engaged to examine management's assertion about the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 included in the accompanying Management's report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
April 14, 2008, except for Note 3 and Note 19, as to which the date is June 24, 2008

ITEM 7.    FINANCIAL STATEMENTS

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

December 31, 2007
Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,166,116
Accounts receivable	27,026
Prepaid expenses	68,416
Deferred royalty fees, current portion	341,274

Total current assets	1,602,832
Property and equipment, net	914,504
Deferred royalty fees, less current portion	1,202,430
Deposits	115,192
Deferred issuance costs, net of amortization of $3,874,300	4,772,087

Total assets	$8,607,045

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$5,517,876
Accrued expenses	1,120,781
Deferred revenue, current portion	497,374
Advances payable—other	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $600,246	1,276,871
2006 Convertible debenture and embedded derivatives (fair value $3,939,862)	1,625,327
2007 Convertible debenture and embedded derivatives (fair value $3,874,026)	1,160,847
Warrant and Option Derivatives—current portion	14,574
Capital leases—current portion	31,605
Notes payable—other	468,425

Total current liabilities	11,843,680
2006 Convertible debenture and embedded derivatives, less current portion (fair value $3,447,230)	1,422,164
2007 Convertible debenture and embedded derivatives, less current portion (fair value $7,748,052)	2,321,695
Warrant and Option Derivatives, less current portion	13,011,751
Deferred revenue, less current portion	1,534,485

Total liabilities	30,133,776

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 issued and outstanding	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 85,027,461 issued and outstanding	85,027
Additional paid-in capital	34,302,334
Accumulated deficit	(55,914,091)

Total stockholders' deficit	(21,526,730)

Total liabilities and stockholders' deficit	$8,607,045

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2007	2006
	Restated	Restated
Revenue:
License fees and royalties	$647,349	$440,842
Cost of revenue	428,913	314,043

Gross profit	218,436	126,799

Operating expenses:
Research and development	12,744,913	9,026,599
In-process R&D expense—Mytogen	4,094,736	—
Grant reimbursements	(67,179)	(369,446)
General and administrative	6,781,705	9,152,224

Total operating expenses	23,554,175	17,809,377

Loss from operations	(23,335,739)	(17,682,578)

Other income (expense):
Interest income	162,091	424,487
Gain on sale of asset		767,040
Finance cost	(15,400)
Loss on extinguishment of debt	—	(263,464)
Gain on settlement of debt	193,862	—
Interest expense and late fees	(21,023,663)	(12,851,441)
Charges related to issuance of Convertible Debentures & Warrants	—	(11,168,629)
Charges related to repricing of 2005 Convertible Debentures & Warrants	(843,277)	(7,501,060)
Adjustments to fair value of derivatives	32,835,057	31,413,856
Charges related to issuance of 2007 Convertible Debentures & Warrants	(3,871,656)	—

Total other income	7,437,014	820,789

Net loss	$(15,898,725)	$(16,861,789)

Basic and diluted loss per share	$(0.26)	$(0.58)

Weighted average shares used in computation of loss per share
basic and diluted	61,115,618	29,230,829

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE TWO YEARS ENDED DECEMBER 31, 2007

	Common Stock
			Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Stockholders' Deficit
	Shares	Amount
Balance at December 31, 2005	23,440,695	$23,441	$(10,463,008)	$(21,585)	$(23,153,577)	$(33,614,729)
Cashless exercise of warrant	63,208	63	(63)	—	—	—
Exercise of warrant in settlement of note payable	3,283,726	3,284	2,612,325			2,615,609
Stock option exercises	26,000	26	6,074	—	—	6,100
Convertible Debenture redemption	5,657,406	5,657	4,541,628	—	—	4,547,285
Issued to employees	780,000	780	217,620	—	—	218,400
Exercise of warrants	4,541,672	4,542	4,310,045	—	—	4,314,587
Repricing and issuance of warrants	—	—	6,629,883	—	—	6,629,883
Transfer deferred compensation to APIC			(21,585)	21,585
Convertible Debenture conversion	1,317,748	1,318	3,851,361	—	—	3,852,679
Issuance of stock in payment of board fees	44,216	44	19,706	—	—	19,750
Option compensation charges	—	—	349,487	—	—	349,487
Issuance of stock in payment of license fees	163,399	163	238,400	—	—	238,563
Net loss for the twelve months ended December 31, 2006 (Restated)	—	—	—	—	(16,861,789)	(16,861,789)

Balance at December 31, 2006 (Restated)	39,318,070	$39,318	$12,291,873	$—	$(40,015,366)	$(27,684,175)

Convertible Debenture redemption	19,243,386	19,243	6,879,914	—	—	6,899,157
Convertible Debenture conversion	16,625,579	16,626	11,069,317	—	—	11,085,943
Issuance of stock in payment of board fees	35,909	36	20,716	—	—	20,752
Option compensation charges	—	—	531,113	—	—	531,113
Issuance of stock in payment of license fees	800,000	800	607,200	—	—	608,000
Issuance of stock in payment of employee bonuses	515,000	515	406,335	—	—	406,850
Issuance of stock to employees	340,000	340	16,660	—	—	17,000
Issuance of stock in payment of legal fees	85,000	85	67,915	—	—	68,000
Issuance of stock in acquisition of Mytogen	8,064,517	8,064	2,411,291	—	—	2,419,355
Net loss for the twelve months ended December 31, 2007 (Restated)	—	—	—	—	$(15,898,725)	(15,898,725)

Balance at December 31, 2007 (Restated)	85,027,461	$85,027	$34,302,334	—	$(55,914,091)	$(21,526,730)

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,898,725)	$(16,861,789)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	386,643	290,536
Amortization of deferred charges	407,391	437,606
Amortization of deferred revenue	(497,349)	(365,841)
Amortization of deferred issuance costs	3,874,300	1,050,358
Charges related to issuance of debetures	3,871,656	—
Amortization of discounts	17,052,016	11,783,394
Gain (Loss) on extinguishment of debt	(193,861)	263,464
Adjustments to Fair Value of Derivatives	(32,835,057)	(31,413,856)
Mytogen acquisition	4,094,736	—
Repricing of 2005 Convertible Debentures and Warrants	843,277	—
Issuance and Repricing of warrants	—	7,501,060
Issuance of Convertible Debentures	—	11,168,629
Shares issued for board fees	20,752
Shares issued to consultants	1,307,828	760,208
Share-based compensation	531,113	635,927
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	39,293	68,557
Prepaid expenses	42,812	61,811
Deferred charges	(55,000)	(678,563)
Increase (decrease) in:
Accounts payable and accrued expenses	976,711	953,842
Accrued Expenses	—	150,062
Interest payable		(11,250)
Deferred revenue	—	900,000

Net cash used in operating activities	(16,031,464)	(13,305,845)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(158,522)	(564,805)
Payment of deposits	18,649	(28,649)

Net cash used in investing activities	(139,873)	(593,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	17,000	6,100
Proceeds from exercise of warrants	—	4,314,588
Payments on Convertible Debentures	(139,123)	(2,878,127)
Proceeds from Convertible Debentures, net of cost	8,848,200	7,966,125
Issuanceof 2007 Convertible Debentures		—
Payments on notes and leases	(77,960)	(677,952)

Net cash paid by financing activities	8,648,117	8,730,734

Net increase / (decrease) in cash	(7,523,220)	(5,168,565)
Cash and cash equivalents, beginning of period	8,689,336	13,857,901

Cash and cash equivalents, end of period	1,166,116	8,689,336

Cash paid for:
Interest	$10,016	$13,165
Income taxes	$—	$—

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

2. RESTATEMENT

        On September 6, 2006, the Company entered into a securities purchase agreement in which the purchasers purchased from the Company amortizing convertible debentures and warrants to purchase shares of the Company's common stock. In connection with that transaction, and for each quarter thereafter, the Company performed a valuation of the debentures and warrants (see Note 8).

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

        In accordance with Statement of Financial Accounting Standards No. 154, the Company has determined that this was an error, and has therefore restated the accompanying 2006 financial statements to correct the error.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

2. RESTATEMENT (Continued)

        The following financial statement line items in the accompanying 2006 financial statements were affected by the error.

	As Originally Reported	Restated	Difference
Statement of Operations
Interest expense	(11,272,127)	(12,851,441)	(1,579,314)
Adjustments related to fair value of warrants	27,976,393	31,413,856	3,437,463
Net loss	(18,719,938)	(16,861,789)	1,858,149
Basic and diluted loss per share	(0.64)	(0.58)	(0.06)
Statement of Stockholders' Deficit
Accumulated deficit at December 31, 2006	(41,873,515)	(40,015,366)	(1,858,149)
Total stockholders' deficit at December 31, 2006	(29,542,323)	(27,684,175)	(1,858,149)
Statement of Cash Flows
Net loss	(18,719,938)	(16,861,789)	1,858,149
Amortization of discounts	10,204,080	11,783,394	1,579,314
Adjustments related to fair value of warrants	(27,976,393)	(31,413,856)	(3,437,463)

3. RESTATEMENT

        As indicated in Notes 7, 8, and 9, the Company has issued a series of complex convertible debentures over the past several years. The convertible debentures are issued for less than face value, thus generating significant original issue discounts. In conjunction with the instruments, the Company has issued substantial numbers of warrants, and the value of these warrants as of the issue date is treated in the same manner as an original issue discount. These discounts are amortized into interest expense over the life of the debenture, which is a complex calculation due to the planned monthly redemptions after a certain point included in the debenture agreements. Further, the Debentures are converted into shares at the holder's option, the timing of which depends on the price of the company's stock. The Company also gives brokers and other intermediaries considerable value via cash and warrants in order to assist in selling the debentures. The cost associated with issuing the debt are capitalized and amortized over the life of the debt.

        In mid-May, 2008 the Company discovered that the Discounts and Deferred Issuance costs had been amortized over a period longer than the weighted average life of the instruments, with the result that the discounts and debt issuance costs should have been charged to interest income on a faster basis than previously reported. Upon learning of the error the Company has recalculated the amortization and resulting interest expense. The Company also discovered that its calculation of the weighted average shares used in calculating basic and diluted earnings per share for the twelve month period ended December 31, 2007 was in error, with the actual weighted average shares being approximately 20.2 million higher than reported.

        In accordance with Statement of Accounting Standards number 154, the Company has determined that these were errors, and has therefore restated the accompanying statements of operations, and cash

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

3. RESTATEMENT (Continued)

flows for the twelve months ended December 31, 2007 and the balance sheets as of December 31, 2007. The effects of such restatements are shown in the tables below:

	As Originally Reported	Restated	Difference
December 31, 2007
Balance Sheet
Deferred issuance costs	5,107,599	4,772,087	(335,512)
2005 Convertible debenture and embedded derivatives—current portion	1,040,156	1,276,871	236,715
2006 Convertible debenture and embedded derivatives—current portion	906,860	1,625,327	718,467
2007 Convertible debenture and embedded derivatives—current portion	363,805	1,160,847	797,042
2006 Convertible debenture and embedded derivatives, less current portion	793,504	1,422,164	628,660
2007 Convertible debenture and embedded derivatives, less current portion	2,364,731	2,321,695	(43,036)
Accumulated deficit at December 31, 2007	(53,240,732)	(55,914,091)	(2,673,359)
Twelve Months Ended December 31, 2007
Statement of Operations
Interest expense	(18,350,304)	(21,023,663)	(2,673,359)
Net loss	(13,225,366)	(15,898,725)	(2,673,359)
Basic and diluted loss per share	(0.32)	(0.26)	0.06
Weighted average shares	40,877,145	61,115,618	20,238,473
Statement of Cash Flows
Net loss	(13,225,366)	(15,898,725)	(2,673,359)
Amortization of deferred issuance costs	3,538,788	3,874,300	335,512
Amortization of discounts	14,714,169	17,052,016	2,337,847

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

DECEMBER 31, 2007

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        Deferred Issuance Costs—Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is between 22 and 26 months. Intangible and Long-Lived Assets—We follow Statement of Financial Accounting Standards ("FAS") No. 144, "Accounting for Impairment of Disposal of Long-Lived Assets," which established a "primary asset" approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

carrying amount or fair value less cost to sell. During the years ended December 31, 2007 and December 31, 2006, no impairment loss was recognized.

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

DECEMBER 31, 2007

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DECEMBER 31, 2007

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DECEMBER 31, 2007

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

DECEMBER 31, 2007

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

5. DEFERRED ROYALTIES

        Deferred royalty fees represent cash fees paid by the Company for certain licenses that have been capitalized. Such licenses are utilized in connection with the Company's operations, and are also sublicensed to third parties.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

5. DEFERRED ROYALTIES (Continued)

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

6. PROPERTY AND EQUIPMENT

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

7. CONVERTIBLE DEBENTURES—2007

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

7. CONVERTIBLE DEBENTURES—2007 (Continued)

        The following table summarizes the 2007 Convertible Debentures and discounts outstanding at December 31, 2007:

2007 Convertible debentures at fair value	$11,622,078
Warrant derivative discount	(6,063,955)
Original issue discount	(2,075,581)

Net convertible debentures	3,482,542
Less current portion	(1,160,847)

2007 Convertible debentures and embedded derivatives-long term	$(2,321,695)

As of December 31, 2007, the outstanding principal amount for the 2007 Convertible Debentures is $12,550,000.

8. CONVERTIBLE DEBENTURES—2006

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

        The following table summarizes the 2006 Convertible Debentures and discounts outstanding at December 31, 2007:

2006 Convertible debentures at fair value	$7,386,912
Warrant derivative discount	(3,777,403)
Original issue discount	(562,018)

Net convertible debentures	3,047,491
Less current portion	(1,625,327)

2006 Convertible debentures and embedded derivatives-long term	$1,422,164

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

9. CONVERTIBLE DEBENTURES—2005

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

9. CONVERTIBLE DEBENTURES—2005 (Continued)

        The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at December 31, 2007:

2005 Convertible debentures at $0.34 at face	$1,677,904
Discounts on debentures:
Original issue discount	(152,073)
Conversion feature derivative	(193,084)
Warrant derivative	(245,825)
Other derivatives	(9,266)

Net convertible debentures	1,077,656
Embedded derivatives	199,215

2005 Convertible debentures and embedded derivatives	1,276,871

Less current portion	(1,276,871)

2005 Convertible debentures and embedded derivatives—long term	$0

10. WARRANT DERIVATIVES—OTHER

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

        In October 2007, the Company issued 1,250,000 warrants to purchase common stock at $0.40 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $337,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 148%, (3) risk-free interest rate of 4.22%, and (4) expected life of 5.0 years. This warrant is classified as a warrant derivative. The warrants were again valued at December 31, 2007 at fair value using a combination of Binomial and Black Scholes models,

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

10. WARRANT DERIVATIVES—OTHER (Continued)

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

11. ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

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

12. STOCKHOLDERS' EQUITY TRANSACTIONS

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

13. STOCK-BASED COMPENSATION

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

14. COMMITMENTS AND CONTINGENCIES

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

15. INCOME TAXES

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

15. INCOME TAXES (Continued)

        Significant components of deferred tax assets and (liabilities) are as follows:

	2007	2006
	Restated
Net operating loss carryforwards	$27,248,676	$17,200,000
State taxes	(1,936,000)	—
Deferred interest and finance charges	43,000	40,000
Bad Debts	—	161,200
Nonqualified Stock Options	797,000	—
Capitalized R&D Costs	441,000	—

Deferred tax assets, net	26,593,676	17,401,200
Valuation Allowance	(26,593,676)	(17,401,200)

Net Deferred Tax Assets	—	—

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

16. MYTOGEN ACQUISITION

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

16. MYTOGEN ACQUISITION (Continued)

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

16. MYTOGEN ACQUISITION (Continued)

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

17. GAIN ON SALE OF ASSET

        In May 2006, the Company sold a minority interest it owned in an entity for cash proceeds of approximately $767,000, resulting in a Gain on Sale of Asset as the Company had no asset value recorded for its investment. As part of this sale, the Company entered into a series of agreements that resolved certain legal matter.

18. LEGAL PROCEEDINGS

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

19. SUBSEQUENT EVENTS

        In January 2008, the Company made its monthly redemptions of convertible debentures described in Notes 8 and 9. The terms of the agreement provide for payment in cash or stock at the company's discretion. In connection with the January redemption, the Company issued approximately 1,684,999 shares of common stock and redeemed approximately $252,750 in 2005 Notes Payable, and issued approximately 2,333,009 shares of common stock and redeemed approximately $303,299 in 2006 Notes Payable.

        In January 2008, the Company converted a portion of its debentures described in Notes 8 and 9. The terms of the agreement provide for payment in cash or stock at the company's discretion. In connection with the January conversion, the Company issued approximately 220,558 shares of common stock and converted approximately $75,000 in 2005 Notes Payable, and issued approximately 1,098,052 shares of common stock and converted approximately $316,239 in 2006 Notes Payable.

        In February 2008, the Company made its monthly redemptions of convertible debentures described in Notes 8 and 9. In connection with the February redemptions, the Company issued approximately 1,402,648 shares of common stock and redeemed approximately $238,501 in 2005 Notes Payable, and issued 2,532,410 shares of common stock and redeemed approximately $354,537 in 2006 Notes Payable.

        In March 2008, the Company made its monthly redemptions of convertible debentures described in Notes 7, 8 and 9. In connection with the March redemptions, the Company issued approximately 1,324,722 shares of common stock and redeemed approximately $238,449 in 2005 Notes Payable, issued 2,363,581 shares of common stock and redeemed approximately $354,537 in 2006 Notes Payable, and issued 2,460,784 shares of common stock and redeemed approximately $418,333 in 2007 Notes Payable.

        In March 2008, the Company closed on the issuance of $3,823,145 of its amortizing senior secured convertible debentures and associated warrants. The Purchasers purchased from the Company senior

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

19. SUBSEQUENT EVENTS (Continued)

secured convertible debentures and warrants to purchase shares of the Company's common stock. The net cash received by the Company related to this financing was $2,355,331.

        In April 2008, the Company made its monthly redemptions of convertible debentures described in Notes 7, 8 and 9. In connection with the March redemptions, the Company issued approximately 1,593,688 shares of common stock and redeemed approximately $223,116 in 2005 Notes Payable, issued 2,780,175 shares of common stock and redeemed approximately $333,621 in 2006 Notes Payable, and issued 2,988,094 shares of common stock and redeemed approximately $418,333 in 2007 Notes Payable.

        On February 19, 2008, the Company issued and sold a $600,000 unsecured convertible note (the "Note") to JMJ Financial, for a net purchase price of $500,000 (reflecting a 16.66% original issue discount) in a private placement. The Note bears interest at the rate of 12% per annum, and is due by February 15, 2010. At any time after the 180th day following the effective date of the Note, the holder may at its election convert all or part of the Note plus accrued interest into shares of the Company's common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. Pursuant to the Use of Proceeds Agreement entered into in connection with the issuance of the Note, the Company is required to use the proceeds from the Note solely for research and development dedicated to adult stem cell research.

        Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the "JMJ Note") issued by JMJ Financial to the Company, the Company issued and sold an unsecured convertible note (the "ACT Note") to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. The ACT Note bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of the ACT Note, the holder may at its election convert all or part of the ACT Note plus accrued interest into shares of the Company's common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of the ACT Note, the Company entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which JMJ Financial granted the Company a security interest in certain of its assets securing the JMJ Note. The Company has drawn down and received the following amounts under the ACT Note:

  •
  On March 17, 2008—$60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).

  •
  On June 17, 2008—$60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).

        Pursuant to the Use of Proceeds Agreement entered into in connection with the issuance of the ACT Note, the Company is required to use the proceeds from the ACT Note solely for research and development dedicated to adult stem cell research.

        On March 21, 2008, the Company issued and sold an aggregate of $130,000 in unsecured convertible notes (the "Notes") to PDPI LLC and The Shapiro Family Trust. Dr. Shapiro, one of the Company's directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. The Notes may not be prepaid without the written consent from the holder of the Notes.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

19. SUBSEQUENT EVENTS (Continued)

The Notes bear interest at the rate of 9% per annum, and mature April 11, 2008. The net outstanding amount of principal plus interest of the Notes is convertible into the next round of debt or equity financing raised by the Company on a dollar-for-dollar basis under such terms and conditions as may be applicable to the next round of financing.

        On March 31, 2008, the Company, closed on the issuance of $4,038,880 of its amortizing senior secured convertible debentures and associated warrants ("2008 Financing"). In connection with the closing of the 2008 Financing, the Company entered into a Securities Purchase Agreement (the "Securities Purchase Agreement"), dated as of March 31, 2008, with the purchasers of the debentures and warrants (the "Purchasers"). The Purchasers purchased from the Company senior secured convertible debentures and warrants to purchase shares of the Company's common stock. The amortizing senior secured convertible debentures issued at the closing of the 2008 Financing will be due and payable one (1) year from the closing, and will not bear interest. The debentures begin amortizing on October 1, 2008. The aggregate purchase price for the debentures, including cash, in-kind payments and refinancing of a short-term bridge loan in anticipation of the financing was $3,218,231 which represented a 20.3187% discount to the full principal amount of the debentures. The cash purchase price excluding refinancing of bridge debt and in-kind payments was $2,527,231.

        Effective as of March 7, 2008, Jonathan F. Atzen, the Company's Senior Vice President, General Counsel and Secretary, resigned from his positions with the Company and terminated his employment arrangement with the Company. Pursuant to the terms of an agreement between the Company and Mr. Atzen effective April 1, 2008, the Company agreed to (i) pay Mr. Atzen $48,333.33 as a severance payment, (ii) issue a fully vested option to purchase an aggregate of 400,000 shares of common stock pursuant to the Company's 2005 Stock Incentive Plan, as amended (the "2005 Plan"), (iii) issue an aggregate of 936,692 shares of the common stock pursuant to the 2005 Plan, (iv) provide for the vesting of all outstanding stock options held by Mr. Atzen and (v) provide Mr. Atzen and his family with full healthcare and dental coverage for a period of 6 months as was provided to Mr. Atzen during his employment.

        Effective as of March 17, 2008, Ivan Wolkind, the Company's Senior Vice President—Finance, Administration & Chief Accounting Officer, resigned from all positions with the Company and voluntarily terminated his employment arrangement with the Company for personal reasons. On April 2, 2008, the Company entered into a Consulting Agreement with Mr. Wolkind. Pursuant to the Consulting Agreement, Mr. Wolkind agreed for a period of 90 days to provide up to 20 hours per week of financial consulting services to the Company including but not limited to (i) assisting with general accounting and investor diligence, (ii) commenting on the structure of proposed financial transactions, (iii) responding to queries regarding ACT's corporate structure, and (iv) reviewing strategic and financial documents as appropriate. As consideration for the services to be provided, the Company agreed to pay Mr. Wolkind an aggregate of $68,751, $45,834 of which was paid on April 2, 2008, and the remainder of which was payable on June 2, 2008. As additional consideration for the services to be provided, the Company agreed to issue to Mr. Wolkind 238,719 shares of common stock pursuant to the 2005 Plan. On May 2, 2008, the contract was terminated with no future payments due.

        On April 30, 2008, the Company received a one time payment of $300,000 from Terumo International which extended their ability to commence a Phase I Clinical Trial in Japan by one year.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

19. SUBSEQUENT EVENTS (Continued)

All other terms and conditions for the license agreement between Terumo and Mytogen Inc. remain the same.

        On May 26, 2008, Alan G. Walton, Ph., D.Sc. announced his resignation from the Board of Directors of the Company, effective immediately. Dr. Walton had no disagreements with the Company, its Board of Directors or its management in any matter relating to the Company's operations, policies or practices.

        In May—June 2008, the Company made its monthly redemptions of convertible debentures described in Notes 7, 8, and 9.

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

ITEM 8B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Our executive officers, key employees and directors are described below. There are no family relationships among our executive officers or directors.

Name	Age	Position
William M. Caldwell, IV	60	Chief Executive Officer and Chairman of the Board of Directors
Robert P. Lanza, M.D.	51	Chief Scientific Officer
Jonathan H. Dinsmore, Ph.D.	46	Senior Vice President, Clinical and Regulatory
Alan C. Shapiro, Ph.D.	62	Member of the Board of Directors
Erkki Ruoslahti, M.D., Ph.D.	67	Member of the Board of Directors
Alan G. Walton, Ph.D., D.Sc.***	71	Member of the Board of Directors
Gary Rabin	42	Member of the Board of Directors
Jonathan F. Atzen*	43	Former Senior Vice President, General Counsel and Secretary
Ivan Wolkind**	40	Former Senior Vice President of Finance and Administration and Chief Accounting Officer

*
Mr. Atzen resigned from his positions with the Company effective March 7, 2008.

**
Mr. Wolkind resigned from his positions with the Company effective March 17, 2008.

***
Mr. Walton resigned from his position with the Company effective May 26, 2008.

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

ITEM 13.    EXHIBITS

        Please see the Exhibit Index which follows the signature page to this Amendment No. 1 to the Annual Report on Form 10-KSB and which is incorporated by reference herein.

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

        Pursuant to the requirements of the Securities Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-KSB has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ WILLIAM M. CALDWELL, IV Name: William M. Caldwell, IV Title: Chief Executive Officer and Chairman of the Board of Directors	June 27, 2008
By:	/s/ ALAN C. SHAPIRO Name: Alan C. Shapiro Title: Director	June 27, 2008
By:	/s/ ERKKI RUOSLAHTI Name: Erkki Ruoslahti Title: Director	June 27, 2008
By:	/s/ GARY RABIN Name: Gary Rabin Title: Director	June 27, 2008

EXHIBIT INDEX

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Company, A.C.T. Acquisition Corp. and ACT, dated as of January 3, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2005 (File No. 000-50295) and incorporated by reference herein).
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
REPORT OF INDEPENDENT REGISTRED PUBLIC ACCOUNTING FIRM
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