Form 10-Q
period 2008-03-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2008-07-15
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

COMMISSION FILE NUMBER: 0-50295

ADVANCED CELL TECHNOLOGY, INC.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	87-0656515
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

381 PLANTATION STREET, WORCESTER, MASSACHUSETTS 01605

(ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (510) 748-4900

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at June 25, 2008:
Common Stock, $0.001 par value per share	102,265,237 shares

ADVANCED CELL TECHNOLOGY, INC.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth on page 29 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Explanatory Note

As previously disclosed in its Form 8-K filed on March 27, 2008, as amended on April 7, 2008, Advanced Cell Technology, Inc. (the “Company”) determined that it is required to amend and restate its previously issued audited consolidated financial statements and other financial information for the year ended December 31, 2006, and the unaudited consolidated financial statements for the quarters ended September 30, 2006, March 31, 2007, June 30, 2007, and September 30, 2007 (the “First Restatement Periods”) as a result of errors associated with the Company’s valuation of certain warrants.

As previously disclosed in its Form 8-K filed on June 30, 2008, in mid-May 2008 the Company discovered that the Discounts and Deferred Issuance costs related to its outstanding debentures had been amortized over a period longer than the weighted average life of the instruments, with the result that the discounts and debt issuance costs should have been charged to interest expense on a faster basis than previously reported. Upon learning of the error the Company has recalculated the amortization and resulting interest expense.  The Company also discovered that its calculation of the weighted average shares used in calculating basic and diluted earnings per share for the three month period ended March 31, 2007 was in error, with the actual weighted average shares being approximately 6.2 million higher than reported.  On June 24, 2008, the Company’s management and the Audit Committee of its Board of Directors determined that the Company is required to amend and restate its previously issued audited consolidated financial statements and other financial information for the year ended December 31, 2007, and the unaudited consolidated financial statements for the quarters ended March 31, 2007, June 30, 2007, and September 30, 2007 (the “Second Restatement Periods” together with the First Restatement Periods, the “Relevant Periods”).

These restatements are outlined in Note 2 to the Consolidated Financial Statements.    The reader should not rely on the prior annual and quarterly filings for the Relevant Periods with the exception of the Company’s Annual Report on Form 10-KSB originally filed on April 18, 2008 and amended on June 30, 2008. The Company is working toward filing amendments to all such periodic reports. This Quarterly Report on Form 10-Q corrects these errors for the periods reported herein.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$601,123	$1,166,116
Accounts receivable	31,793	27,026
Prepaid expenses	113,089	68,416
Deferred royalty fees, current portion	257,911	341,274
Total current assets	1,003,916	1,602,832
Property and equipment, net	947,188	914,504
Deferred royalty fees, less current portion	947,566	1,202,430
Deposits	115,192	115,192
Deferred issuance costs, net of amortization of $4,699,912 and $3,874,300.	3,946,475	4,772,087
Total assets	$6,960,337	$8,607,045
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,371,983	$5,517,876
Accrued expenses	2,470,573	1,120,781
Deferred revenue, current portion	497,374	497,374
Advances payable—other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $203,999 and $600,246	770,013	1,276,871
2006 Convertible debenture and embedded derivatives (fair value $5,611,411 and $3,939,862)	2,845,750	1,625,327
2007 Convertible debenture and embedded derivatives (fair value $4,546,037 and $3,874,026)	1,755,339	1,160,847
Warrant and option derivatives—current portion	—	14,574
Capital leases—current portion	12,955	31,605
Notes payable—other	1,098,425	468,425
Total current liabilities	16,952,412	11,843,680
2006 Convertible debenture and embedded derivatives, less current portion (fair value $0 and $3,447,230)	0	1,422,164
2007 Convertible debenture and embedded derivatives, less current portion (fair value $6,440,219 and $7,748,052)	2,486,729	2,321,695
2008 Convertible notes payable and embedded derivatives (fair value $1,282,211 and $0)	1,179,086	—
Warrant and option derivatives, less current portion	12,946,051	13,011,751
Deferred revenue, less current portion	1,410,143	1,534,485
Total liabilities	34,974,421	30,133,776
Commitments and contingencies	—	—
Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 issued and outstanding	—	—
Common stock, $0.001 par value; 500,000,000 shares authorized, 102,265,237 and 85,027,461 issued and outstanding	102,265	85,027
Additional paid-in capital	37,317,401	34,302,334
Accumulated deficit	(65,433,750)	(55,914,091)
Total stockholders’ deficit	(28,014,084)	(21,526,730)
Total liabilities and stockholders’ deficit	$6,960,337	$8,607,045

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended March 31,
	2008	2007
		(Restated)
Revenue:
License fees and royalties	$124,343	$124,343
Cost of revenue	190,728	61,436
Gross (loss) profit	(66,385)	62,907
Operating expenses:
Research and development	3,967,552	3,649,088
Grant reimbursements	(105,169)	(57,582)
General and administrative	1,725,822	1,741,104
Total operating expenses	5,588,205	5,332,610
Loss from operations	(5,654,590)	(5,269,703)
Other income (expense):
Interest income	6,849	78,047
Interest expense and late fees	(4,206,616)	(7,072,550)
Charges related to issuance of convertible notes payable 2008	(685,573)	—
Charges related to repricing of 2005 Convertible Debentures and Warrants	—	(843,277)
Adjustments to fair value of derivatives	1,020,271	(11,633,518)
Total other income (expense)	(3,865,069)	(19,471,298)
Net loss	$(9,519,659)	$(24,741,001)
Basic and diluted loss per share	$(0.10)	$(0.53)
Weighted average shares used in computation of earnings per share	95,870,879	46,818,854

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Quarter Ended March 31,
	2008	2007
		(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,519,659)	$(24,741,001)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,904	93,997
Amortization of deferred charges	338,227	61,436
Amortization of deferred revenue	(124,342)	(124,343)
Amortization of deferred issuance costs	825,612	1,372,544
Amortization of discounts	3,372,267	5,697,499
Adjustments to Fair Value of Derivatives	(1,020,271)	11,633,518
Charges related to issuance of 2008 debt	685,573	—
Repricing of 2005 Convertible Debentures and Warrants	—	843,277
Warrants issued for consulting services	155,281	—
Charges related to settlement of anti-dilution provision	15,581	—
Non-cash compensation charge	378,853	1,479,208
Changes in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(4,767)	10,863
Prepaid expenses	(44,673)	(46,483)
Deferred charges	—	(518,001)
Increase (decrease) in:
Accounts payable and accrued expenses	3,243,846	(502,268)
Interest payable	4,813	—
Net cash used in operating activities	(1,583,755)	(4,739,754)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(142,588)	(39,139)
Payment of deposits	—	(5,000)
Net cash used in investing activities	(142,588)	(44,139)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	550,000	—
Payments on convertible debentures	—	(139,123)
Payments on capital lease	(18,650)	(19,490)
Proceeds from notes payable	630,000	—
Net cash (used in)/provided by financing activities	1,161,350	(158,613)
Net increase/(decrease) in cash	(564,993)	(4,942,506)
Cash and cash equivalents, beginning of period	1,166,116	8,689,336
Cash and cash equivalents, end of period	601,123	3,746,830
Cash paid for:
Interest	$2,504	$2,504
Income taxes	$—	$—

Supplemental schedule of non-cash financing activities:

During the quarter ended March 31, 2008:

The Company issued approximately 13,736,111 shares of common stock in redemption of convertible debentures with a face value of approximately $2,109,105.

The Company issued approximately 1,368,460 shares of common stock in conversion of convertible debentures with a face value of approximately $405,639.

The Company issued approximately 862,522 shares of common stock in payment of consulting expenses of approximately $204,352.

The Company issued approximately 70,503 shares of common stock in respect of anti-dilution provision of convertible debenture for a value of $15,581.

The Company issued approximately 1,200,000 shares of common stock upon the exercise of employee stock options for a value of $60,000.

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2008 (UNAUDITED)

			Additional		Total
	Common Stock		Paid-In	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2007 (Restated)	85,027,461	$85,027	$34,302,334	$(55,914,091)	$(21,526,730)
Convertible Debenture Redemption	13,736,111	13,736	2,095,369	—	2,109,105
Convertible Debenture Conversion	1,368,640	1,369	404,270	—	405,639
Option compensation charges	—	—	159,261	—	159,261
Adjustment to fair value of derivatives	—	—	78,367	—	78,367
Issuance in respect of anti-dilution provision of convertible debenture	70,503	71	15,510	—	15,581
Issuance of stock in payment of expenses	862,522	862	203,490	—	204,352
Issuance of stock upon exercise of options	1,200,000	1,200	58,800	—	60,000
Net loss for the three months ended March 31, 2008	—	—		(9,519,659)	(9,519,659)
Balance at March 31, 2008	102,265,237	$102,265	$37,317,401	$(65,433,750)	$(28,014,084)

The accompanying notes are an integral part of these financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. The Company will thus not be able to continue as a going concern and fund cash requirements for operations through July 31, 2008 with current cash reserves. As more fully described in Note 14—Subsequent Events, the Company was able to raise cash in April 2008.  Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

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

Management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•                     On June 17, 2008, the Company drew down $60,000 and received $50,000 (reflecting a 16.66% original issue discount) under Note B described in Note 4 to the financial statements.

•                     On April 4, 2008, the Company released closing escrow on the issuance of $4,038,880 of its amortizing senior secured convertible debentures and associated warrants. The purchasers purchased from the Company senior secured convertible debentures and warrants to purchase shares of the Company’s common stock. The net cash received by the Company related to this financing was $2,527,231.

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

•                     Management has focused its scientific operations on product development in order to accelerate the time to market of products which will ultimately generate revenues. While the amount or timing of such revenues cannot be determined, management believes that focused development will ultimately provide a quicker path to revenues, and an increased likelihood of raising additional financing.

•     Management will continue to pursue licensing opportunities of the Company’s extensive intellectual property portfolio.

2. RESTATEMENT

As indicated in Notes 4 through 7, the Company has issued a series of complex convertible debentures over the past several years.  The convertible debentures are issued for less than face value, thus generating significant original issue discounts.  In conjunction with the instruments, the Company has issued substantial numbers of warrants, and the value of these warrants as of the issue date is treated in the same manner as an original issue discount.  These discounts are amortized into interest expense over the life of the debenture, which is a complex calculation due to the planned monthly redemptions after a certain point included in the debenture agreements.  Further, the Debentures are converted into shares at the holder’s option, the timing of which depends on the price of the company’s stock.  The Company also gives brokers and other intermediaries considerable value via cash and warrants in order to assist in selling the debentures.  The cost associated with issuing the debt are capitalized and amortized over the life of the debt.

On September 6, 2006, the Company entered into a securities purchase agreement in which the purchasers purchased from the Company amortizing convertible debentures and warrants to purchase shares of the Company’s common stock. In connection with that transaction, and for each quarter thereafter, the Company performed a valuation of the debentures and warrants (see Note 6).

On March 24, 2008, the Company discovered that it had been using an incorrect number of warrants in calculating the appropriate fair value. The Company had been using 4,541,672 warrants instead of the correct number of 19,064,670 warrants. Upon learning of the error, the Company recalculated the correct fair value and noted that this change in warrant valuation had no impact on the value of the related convertible debentures and all the related embedded derivatives.

In mid-May 2008, the Company discovered that the Deferred Issuance costs and discounts had been amortized over a period longer than the weighted average life of the instruments, with the result that the discounts and debt issuance costs should have been charged to interest expense on a faster basis than had been the case. Upon learning of the error the Company has recalculated the amortization and resulting interest expense.  The Company also discovered that its calculation of the weighted average shares used in calculating basic and diluted earnings per share for the three month period ended March 31, 2007 was in error, with the actual weighted average shares being approximately 6.2 million higher than reported.

In accordance with Statement of Accounting Standards No. 154, the Company has determined that these were errors, and has therefore restated the accompanying statements of operations, and cash flows for the three months ended March 31, 2007 and the balance sheet as of December 31, 2007.  The effects of such restatements are shown in the table below:

	As Originally Reported	Restated	Difference

December 31, 2007

Balance Sheet
Deferred issuance costs	5,107,599	4,772,087	(335,512)
2005 Convertible debenture and embedded derivatives – current portion	1,040,156	1,276,871	236,715
2006 Convertible debenture and embedded derivatives – current portion	906,860	1,625,327	718,467
2007 Convertible debenture and embedded derivatives – current portion	363,805	1,160,847	797,042
2006 Convertible debenture and embedded derivatives, less current portion	793,504	1,422,164	628,660
2007 Convertible debenture and embedded derivatives, less current portion	2,364,731	2,321,695	(43,036)
Accumulated deficit	(53,240,732)	(55,914,091)	(2,673,359)
Total stockholders’ deficit at December 31, 2007	(18,853,371)	(21,526,730)	(2,673,359)

	As Originally Reported	Restated	Difference
March 31, 2007

Balance Sheet
Deferred issuance costs	4,583,206	4,246,674	(336,532)
2005 Convertible debenture and embedded derivatives – current portion	4,485,754	4,531,105	45,351
2006 Convertible debenture and embedded derivatives – current portion	4,160,035	2,260,617	(1,899,418)
2005 Convertible debenture and embedded derivatives, less current portion	952,967	962,602	9,635
2006 Convertible debenture and embedded derivatives, less current portion	13,668,685	7,427,743	(6,240,942)
Warrant derivatives, less current portion	16,988,265	27,688,754	10,700,489
Accumulated deficit	(61,804,719)	(64,756,366)	(2,951,647)
Total stockholders’ deficit at March 31, 2007	(39,438,371)	(42,390,018)	(2,951,647)

Three Months Ended March 31, 2007

Statement of Operations
Interest expense	(4,977,140)	(7,072,550)	(2,095,410)
Adjustments related to fair value of warrants	(8,919,131)	(11,633,518)	(2,714,387)
Net loss	(19,931,204)	(24,741,001)	(4,809,797)
Basic and diluted loss per share	(0.49)	(0.53)	(0.04)

Weighted average shares	40,623,810	46,818,854	6,195,044

Statement of Cash Flows
Net loss	(19,931,204)	(24,741,001)	(4,809,797)
Amortization of discount	3,938,622	5,697,499	1,758,877
Amortization of deferred issuance cost	1,036,012	1,372,544	336,532
Adjustments related to fair value of derivatives	8,919,131	11,633,518	2,714,387

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying interim consolidated financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) including those for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. These financial statements should be read in conjunction with the audited financial statements and notes for the year ended December 31, 2007 included in the Company’s Annual Report on Form 10-KSB filed with the SEC on April 18, 2008 and amended on June 30, 2008.

Principles of Consolidation —The accounts of the Company and Mytogen, Inc. (“Mytogen”) are included in the accompanying consolidated financial statements for the period from September 20, 2007 to December 31, 2007. On September 20, 2007, a newly formed subsidiary of the Company merged into Mytogen to effect a reorganization of Mytogen. As a result of the merger, the Company became the owner of 100% of the outstanding shares of Mytogen. During the period from September 20, 2007 to March 31, 2008, all intercompany balances and transactions were eliminated in consolidation.

Use of Estimates —These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, our management has estimated variables used to calculate the Black Scholes and binomial lattice model calculations used to value derivative instruments discussed below under “Valuation of Derivative Instruments”. In addition, management has estimated the expected economic life and value of our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, the useful lives of our fixed assets and our allowance for bad debts. Actual results could differ from those estimates.

Reclassifications —Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

Cash and Cash Equivalents —Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits. We have not experienced any losses related to this concentration of risk.

Accounts Receivable —We periodically assess our accounts receivable for collectibility on a specific identification basis. If collectibility of an account becomes unlikely, we record an allowance for that doubtful account. Once we have exhausted efforts to collect, we write off the account receivable against the allowance we have already created. We do not require collateral for our trade accounts receivable.

Equipment —We record our equipment at historical cost. We expense maintenance and repairs as incurred. Depreciation is provided for using the straight-line method over three to six years. Upon disposition of equipment, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. In the case of certain assets acquired under capital leases, the assets are recorded net of imputed interest, based upon the net present value of future payments. Assets under capital lease are pledged as collateral for the related lease.

Deferred Issuance Costs —Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months.

Intangible and Long-Lived Assets—We follow Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three months ended March 31, 2008 and 2007, no impairment loss was recognized.

Fair Value of Financial Instruments —For certain of our financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, bank overdraft, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Valuation of Derivative Instruments —FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting prescribed in FAS 155 to account for the 2006 Convertible Debentures described below in Note 6—Convertible Debentures 2006. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using the Black Scholes model.

Revenue Recognition —Our revenues are generated from license and research agreements with collaborators. Licensing revenue is recognized on a straight-line basis over the shorter of the life of the license or the estimated economic life of the patents related to the license. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over same term as the revenue. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval.

Research and Development Costs —Research and development costs consist of expenditures for the research and development of patents and technology, which cannot be capitalized. Our research and development costs consist mainly of payroll and payroll related expenses, research supplies and research grants. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval. Research and development costs are expensed as incurred.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions used in the three months ended March 31, 2008:

Expected life in years	4.0
Volatility	148%
Risk free interest rate	2.50%
Expected dividends	None
Expected forfeitures	13%

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

Income Taxes —Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Net Loss Per Share —We use FAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing the net loss and net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net loss per share if their effect is anti-dilutive.

For the three months ended March 31, 2008, approximately 172,346,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. There were 76,000,000 potentially dilutive shares at March 31, 2007 that were excluded from the calculation as their inclusion would be anti-dilutive.

Concentrations and Other Risks —Currently, the Company’s revenues and accounts receivable are concentrated in one customer. There is also a geographic concentration of the Company’s primary activities in Northern California and Massachusetts. Other risks include the uncertainty of the regulatory environment and the effect of future regulations on the Company’s business activities. As we are a biotechnology research and development company, there is also the attendant risk that someone could commence legal proceedings over our discoveries. Acts of God could also adversely affect our business.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of FAS No. 161, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options, and will assess the impact of SAB 110 for fiscal year 2008. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations,” but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements”. The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 “Fair Value Measurements.” The Company has adopted FAS 159 beginning January 1, 2008, and does not believe the adoption had a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued FAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company has adopted FAS 157 beginning January 1, 2008 and does not believe the adoption had a material impact on its financial position, results of operations or cash flows.

4. CONVERTIBLE NOTES PAYABLE—2008

The Company issued and sold a $600,000 unsecured convertible note dated as of February 15, 2008 (“Note A”) to JMJ Financial, for a net purchase price of $500,000 (reflecting a 16.66% original issue discount) in a private placement. Note A bears interest at the rate of 12% per annum, and is due by February 15, 2010. At any time after the 180th day following the effective date of Note A, the holder may at its election convert all or part of Note A plus accrued interest into shares of the Company's common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. Pursuant to the Use of Proceeds Agreement entered into in connection with the issuance of Note A, the Company is required to use the proceeds from Note A solely for research and development dedicated to adult stem cell research.

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, the Company issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of the Company’s common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, the Company entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which JMJ Financial granted the Company a security interest in certain of its assets securing the JMJ Note. As of March 31, 2008, the Company had drawn down and received the following amounts under Note B:

• On March 17, 2008 — $60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).

Pursuant to the Use of Proceeds Agreement entered into in connection with the issuance of Note B, the Company is required to use the proceeds from Note B solely for research and development dedicated to adult stem cell research.

The conversion provisions included in Note A and Note B represent embedded derivative instruments.   Accordingly, the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”.  The fair values of Note A and Note B and related embedded derivatives, valued using a Monte Carlo simulation model, were recorded as of February 15, 2008. The excess of these values over face values of Note A and Note B was recorded through the results of operations as Charges related to issuance of 2008 Convertible Notes.

At March 31, 2008 Note A and Note B and related embedded derivatives outstanding were again valued at fair value using a Monte Carlo simulation model, result in a decreases shown in the following table in the fair values of the respective liabilities versus the values at February 15, 2008 and March 17, 2008.  The decreases were recorded through the results of operations as an Adjustment to Fair Value of Derivatives.

			Fair Value at
			February 15,		March 31,
	Face Amount	Net Purchase Price	2008		2008	Decrease
Note A	$600,000	$500,000	$1,229,466		$1,167,542	$61,924
Note B	$60,000	$50,000	$116,107	**	$114,669	$1,438
Total	$660,000	$550,000	$1,345,573		$1,282,211	$63,362

**   Fair Value at March 17, 2008

5. CONVERTIBLE DEBENTURES—2007

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

Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction. At that time, and each month thereafter, the Company is required to either repay 1/30 of the outstanding balance owed in common stock at the lesser of $0.34 per share or 80% of the prior ten day’s average closing stock price, immediately preceding the redemption. The agreements also provide that the Company may force conversion of outstanding amounts owed under the debentures into common stock, if the Company has met certain conditions and milestones, and additionally, has a stock price for 20 consecutive trading days that exceeds 200% of the conversion price.

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

The 2007 Convertible Debentures and related embedded derivatives outstanding at March 31, 2008 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $217,489 versus the value at December 31, 2007, which was recorded through the results of operations as an Adjustment to Fair Value of Derivatives.

In connection with this financing, we paid cash fees to a placement agent of $1,001,800 and issued a warrant to purchase 6,328,890 shares of Common Stock at an exercise price of $0.38 per share. The initial fair value of the warrant was estimated at approximately $2,025,000 using the Black Scholes pricing model. The broker-dealer warrants were again valued at March 31, 2008 at fair value using the Black Scholes model, resulting in an increase in the fair value of the liability of approximately $51,623, which was recorded through the results of operations as an Adjustment to Fair Value of Derivatives. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 2.0%, and (4) expected life of 4.50 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.  Interest expense for three months ended March 31, 2008 was $252,264.

The following table summarizes the 2007 Convertible Debentures and discounts outstanding at March 31, 2008:

2007 Convertible debentures at fair value	$10,986,256
Warrant derivative discount	(5,024,420)
Original issue discount	(1,719,768)

Net convertible debentures	4,242,068
Less current portion	(1,755,339)

2007 Convertible debentures and embedded derivatives-long term	$2,486,729

As of March 31, 2008, the outstanding principal amount for the 2007 Convertible Debentures is $12,131,667.

6. CONVERTIBLE DEBENTURES—2006

On September 6, 2006, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $8,750,000. The 2006 convertible debentures and related embedded derivatives outstanding at March 31, 2008 were again valued at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $484,305 versus the value at December 31, 2007, which was recorded through the results of operations as an Adjustment to Fair Value of Derivatives.

The following table summarizes the 2006 Convertible Debentures and discounts outstanding at March 31, 2008:

2006 Convertible debentures at fair value	$5,611,411
Warrant derivative discount	(2,407,465)
Original issue discount	(358,196)

Net convertible debentures	2,845,750
Less current portion	(2,845,750)

2006 Convertible debentures and embedded derivatives-long term	$0

In connection with this financing, we paid cash fees to a broker-dealer of $525,000 and issued a warrant to purchase 4,575,521 shares of Common Stock at an exercise price of $0.3168 per share. The broker-dealer warrants were again valued at March 31, 2008 at fair value using the Black Scholes model, resulting in a decrease in the fair value of the liability of approximately $80,731, which was recorded through the results of operations as a debit to Adjustments to Fair Value of Derivatives. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 145% to 147%, (3) risk-free interest rate of 1.9% to 2.8%, and (4) expected life of 3.25 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

As of March 31, 2008, the outstanding principal amount for the 2006 Convertible Debentures is $5,106,245.

7. CONVERTIBLE DEBENTURES—2005

On September 15, 2005, we entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of $4,526,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, we received gross proceeds of $17,750,000.

The agreement included a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05 - 04 and related accounting literature. The following summarizes the fair values of embedded derivatives at March 31, 2008 and December 31, 2007, followed by a description of the valuation methodology utilized to determine fair values:

Embedded Derivative Liability (Asset)	Fair value March 31, 2008	Fair value December 31, 2007
Conversion Feature	$486	$1,736
Anti-dilution protection	98,293	194,356
Default provisions	1,982	3,122
Right to provide future financing	—	—
Company right to force conversion	—	—

	$100,761	$199,214

The fair value of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price from $0.17 to $0.25 (2) exercise price equal to the $0.34 conversion price (3) volatility based upon the Company’s stock trading of 123% to 127% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 1.5% to 3.0%, and (5) duration of the note as an amortizing debenture of approximately .05 to .12 years, based upon present values.

The fair value of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date from $0.17 to $0.25 (2) exercise price equal to the $0.34 conversion price (3) volatility based upon the Company’s stock trading of 123% to 127% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 1.5% to 3.0% and (5) duration of the note as an amortizing debenture of approximately .05 to .12 years based upon present values.

The fair value of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

The fair value of the derivative asset related to the Company’s right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation date from $0.17 to $0.25 (2) exercise price of $0.68 per share which is required for the forced conversion (3) volatility based upon the Company’s stock trading of 123% to 127% (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 1.5% to 3.0% and (5) duration of the note as an amortizing debenture of approximately .05 to .12 years based upon present values.

During the three months ended March 31, 2008 a decrease in the fair value of the embedded derivative amounts of approximately $89,548 was recorded through results of operations as Adjustment to Fair Value of Derivatives. An additional decrease in the fair value totaling $8,905 can be attributed to conversions on debt that occurred during the year.

During the three months ended March 31, 2008 the Company recorded approximately $396,380 as Interest Expense for amortization of discounts for original issue discount, discount for warrant derivative, and other discounts.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The initial fair value of the warrant was estimated at approximately $1,379,000 using the Black Scholes pricing model. The assumptions used in the Black Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 146%, (3) risk-free interest rate of 1.5%, and (4) expected life of 5 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months under the effective interest rate method. Interest expense for the three months ended March 31, 2008 was approximately $150,140.

In January 2007, the Company’s Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures to $0.95 per share and to reduce the conversion price of the debentures to $0.90 per share.

The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2005 Convertible Debentures described in the paragraph above. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt.

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

Anti-dilution Impact

As a result of the 2007 Financing, described more fully in Note 5, the warrants issued in connection with the 2005 Financing were automatically diluted down to $0.34. The result of this was to impact both the number and price of the original warrants and replacement warrants issued to both the investors and the brokers.

The new number of original warrants issued to investors totaled 2,335,005. The assumptions used in the Black Scholes model to value the warrants on the date or dilution were as follows: (1) dividend yield of 0%; (2) expected volatility of 146%, (3) risk-free interest rate of 1.6%, and (4) expected life of 2.25 years. The broker-dealer warrants were again valued at March 31, 2008 at fair value using a combination of Binomial and Black Scholes models, resulting in a decrease in the fair value of the liability of approximately $14,607 versus the value at December 31, 2007, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

The new number of replacement warrants issued to investors and brokers totaled 12,689,966. The assumptions used in the Black Scholes model to value the warrants on the date or dilution were as follows: (1) dividend yield of 0%; (2) expected volatility of 146%, (3) risk-free interest rate of 2.5%, and (4) expected life of 3.5 years. The warrants were again valued at March 31, 2008 at fair value using a Black Scholes model, resulting in a decrease in the fair value of the liability of approximately $44,200 versus the value at December 31, 2007, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives.

The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at March 31, 2008:

2005 Convertible debentures at $0.34 at face	$873,250
Discounts on debentures:
Original issue discount	(51,672)
Conversion feature derivative	(65,607)
Warrant derivative	(83,528)
Other derivatives	(3,192)
Net convertible debentures	669,251
Embedded derivatives	100,761
2005 Convertible debentures and embedded derivatives	770,012
Less current portion	(770,012)
2005 Convertible debentures and embedded derivatives—long term	$—

8.             WARRANT DERIVATIVES—OTHER

In January, 2008 the Company issued 680,636 warrants to purchase common stock at $0.39 per share in connection with consulting services provided during the previous quarter.  The warrants were valued at $112,492 using the Black Scholes pricing model with the following assumptions:  (1) dividend yield of 0%; (2) expected volatility of 146%; (3) risk-free interest rate of 2.5%, and expected life of ten years.  These warrants are classified as a warrant derivative.  The warrants were again valued at March 31, 2008 at fair value using the Black Scholes pricing model resulting in an increase in the fair value of the liability of approximately $252 versus the original value, which was recorded through the results of operations as a debit to Adjustments to Fair Value of Derivatives.

9.                                    ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

The following table summarizes the components of the Adjustment to Fair Value of Derivatives which were recorded as charges to results of operations for the three months ended March 31, 2008. The table summarizes by category of derivative liability the impact from market changes during the quarter, impact of additional investments and repricing and exercise of certain warrants.

Fair Value Adjustment
Embedded Pipe derivatives - 9.05	$89,548
Pipe Hybrid instrument – 9.06	414,842
Pipe Hybrid- FAS 155 – 8.07	217,498
Pipe Hybrid- 2008	63,362
Original warrants PIPE 2005 , excluding replacement warrants	14,607
Replacement Warrants	44,202
Warrants – PIPE 2006-investors	80,731
Warrants – PIPE 2007-investors	(51,623)
Other Warrant Derivatives- 2005 and 2006	123,471
Other Warrants Derivatives - 2007	23,633

$1,020,271

10.                             STOCKHOLDERS’ EQUITY TRANSACTIONS

We are authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock we are authorized to issue is 50,000,000 par value $0.001 per share. The total number of shares of Common Stock we are authorized to issue is 500,000,000, par value $0.001 per share. We had no Preferred Stock outstanding as of March 31, 2008. We had 102,265,237 shares of Common Stock outstanding as of March 31, 2008.

11.                             STOCK-BASED COMPENSATION

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At March 31, 2008, ACT had granted 2,492,000 common share purchase options under the plan. At March 31, 2008, there were 308,000 options available for grant under this plan.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the “2004 Stock Plan II”). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At March 31, 2008, ACT had granted 1,301,161 common share purchase options under the plan. At March 31, 2008, there were no options available for grant under this plan.

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”), subject to approval of our shareholders. The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. On January 24, 2008, the Company’s shareholders approved an increase of 25,000,000 shares to the 2005 Plan. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At March 31, 2008, we had granted 19,958,707 (net of forfeitures) common stock purchase options and 3,466,747 shares of common stock under the plan. At March 31, 2008, there were 17,718,017 options available for grant under this plan.

Stock Option Activity

A summary of option activity for the three months ended March 31, 2008 is presented below:

	Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
				(000)
Outstanding at January 1, 2008	11,620,971	$0.78	7.16	$255
Granted	11,875,734	$0.21
Exercised	(1,200,000)	$0.05
Forfeited	(122,920)	$1.63

Outstanding at March 31, 2008	22,173,785	$0.51	8.52	$111

Vested and expected to vest at March 31, 2008	20,625,007	$0.53	8.42	$111

Exercisable at March 31, 2008	10,260,112	$0.80	7.09	$111

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested employee stock options as of March 31, 2008 and changes during the period then ended, is presented below:

	Options	Weighted Average Grant Date Fair Value Per Share
Unvested at December 31, 2007	783,814	$0.46
Granted	11,875,734	$0.18
Vested	(701,396)	$0.21
Forfeited	(44,479)	$1.78
Unvested at March 31, 2008	11,913,673	$0.20

As of March 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,418,000, which is expected to be recognized over a weighted average period of approximately 3.9 years.

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $0.18.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2008.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$0.05	922,000	6.37	$0.05	922,000	$0.05
$0.21	11,875,734	9.86	$0.21	527,329	$0.21
$0.25	1,301,161	6.70	$0.25	1,295,670	$0.25
$0.35	90,000	8.28	$0.35	37,500	$0.35
$0.75 - 0.76	389,375	8.83	$0.76	363,550	$0.76
$0.85	6,293,099	6.84	$0.85	6,010,140	$0.85
$1.35	235,000	8.06	$1.35	190,094	$1.35
$2.04 - 2.11	315,000	7.74	$2.07	228,542	$2.07
$2.20 - 2.48	752,417	7.39	$2.36	685,288	$2.34
	22,173,785			10,260,112

12.                             COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for office and laboratory space in Massachusetts commencing December 2004 and expiring April 2010 and for office space in California commencing November 2005 and expiring May 2008. The Company also acquired a lease agreement from Mytogen that extends until 2012. Annual minimum lease payments are as follows:

Year 1	$1,216,406
Year 2	1,196,592
Year 3	1,002,764
Year 4	1,016,280
Year 5	518,366
Total	$4,950,408

Rent expense recorded in the financial statements for the three months ended March 31, 2008 and 2007 was approximately $411,000 and $328,000 respectively.

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

13.                             INCOME TAXES

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

The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2008 and 2007. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three months ended March 31, 2008 and 2007. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

14.                             SUBSEQUENT EVENTS

On June 17, 2008, the Company drew down $60,000 and received $50,000 (reflecting a 16.66% original issue discount) under Note B described in Note 4 to the financial statements.

On May 26, 2008, Alan G. Walton, Ph., D.Sc. announced his resignation from the Board of Directors of the Company, effective immediately.  Dr. Walton had no disagreements with the Company, its Board of Directors or its management in any matter relating to the Company’s operations, policies or practices.

On April 30, 2008 the Company received a one time payment of $300,000 from Terumo International which extended their ability to commence a Phase I Clinical Trial in Japan by one year.  All other terms and conditions for the license agreement between Terumo and Mytogen Inc. remain the same.

In April – June 2008, the Company made its monthly redemptions of convertible debentures described in Notes 5, 6 and 7.

On April 4, 2008, the Company closed a financing transaction for the issuance of $4,038,880 of its amortizing senior secured convertible debentures and associated warrants (“2008 Financing”). In connection with the closing of the 2008 Financing, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”), dated as of March 31, 2008, with the purchasers of the debentures and warrants (the “Purchasers”). The Purchasers purchased from the Company senior secured convertible debentures and warrants to purchase shares of the Company's common stock. The amortizing senior secured convertible debentures issued at the closing of the 2008 financing will be due and payable one (1) year from the closing, and will not bear interest. The debentures begin amortizing on October 1, 2008. The aggregate purchase price for the debentures, including cash, in-kind payments and refinancing of a short-term bridge loan in anticipation of the financing was $3,218,231 which represented a 20.3187% discount to the full principal amount of the debentures. The cash purchase price excluding refinancing of bridge debt and in-kind payments was $2,527,231.  Refinanced bridge debt consisted of the aggregate $130,000 in unsecured convertible notes previously issued and sold to PDPI LLC and The Shapiro Family Trust on March 21, 2008.  The net outstanding amount of principal plus interest of the Notes was converted into the debt within the 2008 Financing on a dollar-for-dollar basis.  Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust.

Effective as of March 7, 2008, Jonathan F. Atzen, the Company’s Senior Vice President, General Counsel and Secretary, resigned from his positions with the Company and terminated his employment arrangement with the Company. Pursuant to the terms of an agreement between the Company and Mr. Atzen effective April 1, 2008, the Company agreed to (i) pay Mr. Atzen $48,333.33 as a severance payment, (ii) issue a fully vested option to purchase an aggregate of 400,000 shares of common stock pursuant to the Company’s 2005 Stock Incentive Plan, as amended (the “2005 Plan”), (iii) issue an aggregate of 936,692 shares of the common stock pursuant to the 2005 Plan, (iv) provide for the vesting of all outstanding stock options held by Mr. Atzen and (v) provide Mr. Atzen and his family with full healthcare and dental coverage for a period of 6 months as was provided to Mr. Atzen during his employment.

Effective as of March 17, 2008, Ivan Wolkind, the Company’s Senior Vice President—Finance, Administration & Chief Accounting Officer, resigned from all positions with the Company and voluntarily terminated his employment arrangement with the Company for personal reasons. On April 2, 2008, the Company entered into a Consulting Agreement with Mr. Wolkind. Pursuant to the Consulting Agreement, Mr. Wolkind agreed for a period of 90 days to provide up to 20 hours per week of financial consulting services to the Company including but not limited to (i) assisting with general accounting and investor diligence, (ii) commenting on the structure of proposed financial transactions, (iii) responding to queries regarding ACT’s corporate structure, and (iv) reviewing strategic and financial documents as appropriate. As consideration for the services to be provided, the Company agreed to pay Mr. Wolkind an aggregate of $68,751, $45,834 of which was paid on

April 2, 2008, and the remainder of which was payable on June 2, 2008. As additional consideration for the services to be provided, the Company agreed to issue to Mr. Wolkind 238,719 shares of common stock pursuant to the 2005 Plan. On May 2, 2008, the contract was terminated with no future payments due.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth below on page 29 for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

SIGNIFICANT ACCOUNTING POLICIES

Deferred Issuance Cost— Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months.

Valuation of Derivative Instruments— FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting proscribed in FAS 155 to account for the 2006 Convertible Debentures described below in Note 3—Convertible Debentures 2006. In determining the appropriate fair value, the Company uses a variety of valuation techniques including Black Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant derivatives are valued using Black Scholes models.

Revenue Recognition— Our revenues are generated from license and research agreements with collaborators. Licensing revenue is recognized on a straight-line basis over the shorter of the life of the license or the estimated economic life of the patents related to the license. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over same term as the revenue. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval.

Stock Based Compensation— At March 31, 2008, we had two stock-based employee compensation plans, which are described more fully in Note 9—Stock-Based Compensation.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board, or FASB, issued FAS No. 161 “ Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133”. This standard requires companies to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has not yet adopted the provisions of FAS No. 160, but does not expect it to have a material impact on its financial position, results of operations or cash flows.

In December 2007, the SEC issued Staff Accounting Bulletin No. 110 regarding the use of a “simplified” method, as discussed in SAB No. 107 (“SAB 107”), in developing an estimate of expected term of “plain vanilla” share options in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. In particular, the staff indicated in SAB 107 that it will accept a company’s election to use the simplified method, regardless of whether the company has sufficient information to make more refined estimates of expected term. At the time SAB 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. Therefore, the staff stated in SAB 107 that it would not expect a company to use the simplified method for share option grants after December 31, 2007. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Company currently uses the simplified method for “plain vanilla” share options, and will assess the impact of SAB 110 for fiscal year 2008. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This Statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. Before this Statement was issued, limited guidance existed for reporting noncontrolling interests. As a result, considerable diversity in practice existed. So-called minority interests were reported in the consolidated statement of financial position as liabilities or in the mezzanine section between liabilities and equity. This Statement improves comparability by eliminating that diversity. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008 (that is, January 1, 2009, for entities with calendar year-ends). Earlier adoption is prohibited. The effective date of this Statement is the same as that of the related Statement 141 (revised 2007). The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB, issued FAS No. 141 (revised 2007), “Business Combinations.” This Statement replaces FASB Statement No. 141, “Business Combinations,” but retains the fundamental requirements in Statement 141. This Statement establishes principles and requirements for how the acquirer: (a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire; (b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The effective date of this Statement is the same as that of the related FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements. The Company will adopt this Statement beginning January 1, 2009. It is not believed that this will have an impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB, issued FAS No. 159, “The Fair Value Option for Financial Assets and Liabilities—Including an Amendment of FAS 115.” This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 “Fair Value Measurements.” The Company has adopted FAS 159 beginning January 1, 2008, and does not believe the adoption had a material impact on its financial position, results of operations or cash flows.

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

In September 2006, the FASB issued FAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company has adopted FAS 157 beginning January 1, 2008, and does not believe the adoption had a material impact on its financial position, results of operations or cash flows..

RESULTS OF OPERATIONS

Revenues

Revenues for the three months ended March, 2008 and 2007 were approximately $124,000 in each period. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The slight decrease in revenue in the current period was due to fewer new licenses being granted.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the three months ended March 31, 2008 and 2007 were approximately $3,968,000 and $3,649,000 respectively, an increase of $319,000.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research..  The increase in expenses in the current period relates largely to the Company’s Mytogen subsidiary.

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

Grant reimbursements for the three months ended March 31, 2008 and 2007 were approximately $105,000 and $58,000, respectively, from the Small Business Technology Transfer Program.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2008 and 2007 were approximately $1,726,000 and $1,741,000 respectively, a decrease of $15,000.  This expense decrease was primarily a result of decreased general and administrative infrastructure costs and legal fees, including reduced cash incentive compensation to employees.

Other Income (Expense)

Other income (expense), net, for the three months ended March 31, 2008 and 2007 were approximately ($3,865,000) and($19,471,000), respectively. The decrease in net other expense in the three months ended March 31, 2008, compared to that of the earlier period, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financings and the Charges related to issuance of Convertible Debentures. Interest income in the three months ended March 31, 2008 was lower than in the three months ended March 31, 2007 due to the lower cash balances held in interest-bearing deposits during the periods. The decrease in interest expense in the three months ended March 31, 2008, compared to the earlier period relates primarily to interest recorded in connection with the convertible debentures, which decreased as principal balances declined.

Net Loss

Net loss for the three months periods ended March 31, 2008 and 2007 was approximately $9,520,000 and $24,741,000, respectively. The decrease in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures and charges related to issuance of Convertible Debentures along with increased general and administrative and research and development expenses, as well as decreased grant reimbursements.

LIQUIDITY AND CAPITAL RESOURCES

We are financing our operations primarily with $2,527,231 of net cash proceeds of convertible debentures dated March 31, 2008 and described in our Current Report on Form 8-K filed with the Securities and Exchange Commission, and above in Note 14—Subsequent Events. To a substantially lesser degree, financing of our operations is provided through grant funding, payments received under license agreements, and interest earned on cash and cash equivalents.

With the exception of 2002, when we sold certain assets of a subsidiary resulting in a gain for the year, we have incurred substantial net losses each year since inception as a result of research and development and general and administrative expenses in support of our operations. We anticipate incurring substantial net losses in the future.

Cash and cash equivalents at March 31, 2008 and December 31, 2007 were approximately $601,000 and $1,166,000, respectively. The decrease in the current period is primarily the result of operational cash expenditures.

Our cash and cash equivalents are limited. In the short term, we will require substantial additional funding prior to July 31, 2008 in order to maintain our current level of operations.  If we are unable to raise additional funding, we will be forced to either substantially scale back our business operations or curtail our business operations entirely.

On a longer term basis, we have no expectation of generating any meaningful revenues from our product candidates for a substantial period of time and will rely on raising funds in capital transactions to finance our research and development programs.  Our future cash requirements will depend  on many factors, including the pace and scope of our research and development programs, the costs involved in filing, persecuting and enforcing patents, and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions.  If we are unable to raise additional funds, we will be forced to either scale back or business efforts or curtail our business activities entirely.  We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least four months from the date of the financial statements, although certain of these activities and related personnel may need to be reduced.  We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our Common Stock.

RISK FACTORS THAT MAY AFFECT OUR BUSINESS

Our business is subject to various risks, included but not limited to those described below. You should carefully consider these factors, together with all the other information disclosed in this Quarterly Report on Form 10-Q. Any of these risks could materially adversely affect our business, operating results and financial condition.

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

Although we have revenues from license fees and royalties, we have no commercially marketable products and no immediate ability to generate revenue from commercial products, nor any assurance of being able to develop our technologies for commercial applications. As a result, we may never be able to operate profitably. We are just beginning to identify products available for pre-clinical trials and may not receive significant revenues from commercial sales of our products for the next several years, if at all, although we do generate revenues from licensing activities. We have marketed only a limited amount of services based on our technologies and have little experience in doing so. Our technologies and any potential products or services that we may develop will require significant additional effort and investment prior to material commercialization and, in the case of any biomedical products, pre-clinical and clinical testing and regulatory approvals. We cannot assure you that we will be able to develop any such technologies or any products or services, or that such technologies, products or services will prove to be safe and efficacious in clinical trials, meet applicable regulatory standards, be capable of being produced in commercial quantities at acceptable costs or be successfully marketed. For that reason, we may not be able to generate revenues from commercial production or operate profitably. The December 31, 2007 audit opinion included a going concern paragraph.

We have sold agricultural portion of our business in order to finance operations. The agricultural applications of our technology generally have a more rapid realization of revenues due to more limited regulatory requirements and testing. Our ability to generate revenue from any agricultural applications of our technology is limited to existing license royalties, if any.

We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.  We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit that raise substantial doubt about our ability to continue as a going concern. We do not believe that our cash from all sources, including cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations beyond July 31, 2008 without raising additional funds.

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

We depend on third parties to assist us in the conduct of our preclinical studies and clinical trials, and any failure of those parties to fulfill their obligations could result in costs and delays and prevent us from obtaining regulatory approval or successfully commercializing our product candidates on a timely basis, if at all.  We engage consultants and contract research organizations to help design, and to assist us in conducting, our preclinical studies and clinical trials and to collect and analyze data from those studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. As a result, we depend on these consultants and contract research organizations to perform the studies and trials in accordance with the investigational plan and protocol for each product candidate and in compliance with regulations and standards, commonly referred to as “good clinical practice”, for conducting, recording and reporting results of clinical trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory agencies. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers.

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

Once obtained, regulatory approvals may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product. Regulatory approval may also require costly post-marketing follow-up studies, and failure of our product candidates to demonstrate sufficient efficacy and safety in these studies may result in either withdrawal of marketing approval or severe limitations on permitted product usage. In addition, numerous additional regulatory requirements relating to, among other processes, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping will also apply. Furthermore, regulatory agencies subject a marketed product, its manufacturer and the manufacturer’s facilities to continual review and periodic inspections. Compliance with these regulatory requirements are time consuming and require the expenditure of substantial resources.

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

Risks Relating to the September 2005, September 2006, August 2007 and March 2008 Financings

If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.  We have outstanding, as of June 25, 2008, $14,293,733 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187% with $3,855,360 in 2008 Debentures $8,031,410 in 2007

Debentures, $2,221,579 in 2006 Debentures, and $185,383 in 2005 Debentures. We are required to redeem on a monthly basis, by payment, at our option, with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures.

Unless sooner converted into shares of our common stock the 2005 Debentures are due and payable on September 14, 2008, the 2006 Debentures are due and payable on September 6, 2009, the 2007 Debentures are due and payable on August 31, 2010, and the 2008 Debentures are due and payable March 31, 2009. Any event of default could require the early repayment of the convertible debentures, including the accruing of interest on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures; however no assurance can be provided that any amount of debentures will be converted. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

There are a large number of shares underlying our convertible debentures and warrants, and the sale of these shares may depress the market price of our common stock. There are a substantial number of shares underlying convertible debentures issued by the Company in connection with the 2005, 2006, 2007 and 2008 financings. When shares underlying our convertible debentures and warrants are eligible for resale under Rule 144 of the Securities Act, the trading of such shares in the public market could adversely affect the market price of our common stock and make it difficult for you to sell shares of our common stock at times and prices that you feel are appropriate.

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

•                  except for certain permitted liens, enter into, create, incur, assume or suffer to exist any liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom,

•                  amend our certificate of incorporation, bylaws or other charter documents so as to materially and adversely affect any rights of holders of the Debentures and Warrants,

•                  repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or common stock equivalents,

•                  enter into any transaction with any of our affiliates, which would be required to be disclosed in any public filing with the Securities and Exchange Commission, unless such transaction is made on an arm’s-length basis and expressly approved by a majority of our disinterested directors (even if less than a quorum otherwise required for board approval),

•                  pay cash dividends or distributions on any of our equity securities,

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

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted. The regulatory process, particularly in the biotechnology field, is uncertain, can take many years and requires the expenditure of substantial resources. Biological drugs and non-biological drugs are rigorously regulated. In particular, proposed human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. We may never obtain regulatory approval to market our proposed products. For additional information about governmental regulations that will affect our planned and intended business operations, see “DESCRIPTION OF BUSINESS—Government Regulation” set forth in the Company’s Annual report on Form 10-KSB for the period ended December 31, 2007.

Our products may not receive FDA approval, which would prevent us from commercially marketing our products and producing revenues. The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue. For additional information about governmental regulations that will affect our planned and intended business operations, see “DESCRIPTION OF BUSINESS—Government Regulation” set forth in the Company’s Annual report on Form 10-KSB for the period ended December 31, 2007.

For-profit entities may be prohibited from benefiting from grant funding. There has been much publicity about grant resources for stem cell research, including Proposition 71 in California, which is described more fully under the heading “DESCRIPTION OF BUSINESS—California Proposition 71” set forth in the Company’s Annual report on Form 10-KSB for the period ended December 31, 2007. Rules and regulations related to any funding that may ultimately be provided, the type of entity that will be eligible for funding, the science to be funded, and funding details have not been finalized. As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to us, or any for-profit entity.

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

General Risks Relating to Our Business

We may be subject to litigation that will be costly to defend or pursue and uncertain in its outcome. Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management’s time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. See “LEGAL PROCEEDINGS” set forth in Part II, Item 1 of this Quarterly Report for a more complete discussion of currently pending litigation against the Company.

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

We presently have members of management and other key employees located in various locations throughout the country which adds complexities to the operation of the business. Presently, we have members of management and other key employees located in both California and Massachusetts, which adds complexities to the operation of our business. We intend to maintain our research facilities in Massachusetts and we currently maintain a small corporate office in Los Angeles, California.

We face risks related to compliance with corporate governance laws and financial reporting standards. The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 requires that our management assess our internal control over financial reporting annually and, commencing with the filing of the Annual Report for the year ended December 31, 2007, include a report on its assessment. In 2008 our independent registered public accounting firm may be required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of our internal control over financial reporting.

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

Not including the shares of common stock underlying the Debentures and Warrants issued in connection with the 2005, 2006, 2007, and 2008 financings, as of May 15, 2008, there are presently approximately 22,103,785 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our Chief Executive Officer (“CEO”), who also serves as the Company’s Principal Financial Officer (“PFO”), to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  We have determined that the loss of certain personnel in our legal, accounting and finance departments, when considered collectively in light of the number and complexity of accounting matters requiring consideration, created a possibility that a material misstatement of our financial statements could occur and may not be prevented or detected.  In addition, we have identified material weaknesses in internal control over financial reporting as discussed in our most recent annual report filed on Form 10-KSB.  As a result, our disclosure controls and procedures were not effective as of March 31, 2008.  To address these material weaknesses, we have retained an outside accounting consulting firm to assist the Company in preparing and reviewing the restatements and preparing this Quarterly Report on Form 10-Q.  We are also initiating an employment search process to fill open positions.

Nothwithstanding any material weaknesses identified above, we believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim periods presented in our quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2008, both our principal financial/accounting officer and our general counsel resigned from their positions with the company.  Our Chief Executive Officer has assumed the duties of our principal financial/accounting officer and will continue to do so until a replacement is hired.

 Except as noted above, there have been no other significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gary D. Aronson v. Advanced Cell Technology, Inc., Superior Court of California, County of Alameda, Case No. RG07348990. John S. Gorton v. Advanced Cell Technology, Inc, Superior Court of California, County of Alameda Case No. RG07350437. On October 1, 2007 Gary D. Aronson brought suit against the Company with respect to a dispute over the interpretation of the anti-dilution provisions of the Company’s warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a companion suit on October 10, 2007. The two cases have been consolidated. The plaintiffs allege that the Company breached warrants to purchase securities issued by the Company to these individuals by not timely issuing stock after the warrants were exercised and by failing to issue additional shares of stock in accordance with anti-dilution provisions in the warrants. Plaintiffs are seeking an unspecified amount in damages. No discovery has been taken regarding the foregoing claims, and therefore no analysis has been done to determine the Company’s potential exposure and no conclusions reached whether the Company has liability. The Superior Court has ordered a “Case Management Conference” for August 20, 2008.  The Company is currently replacing its legal counsel for this matter.

Alexandria Real Estate-79/96 Charlestown Navy Yard v. Advanced Cell Technology, Inc. and Mytogen, Inc. (Suffolk County, Massachusetts):  The Company and its subsidiary Mytogen, Inc. are currently defending themselves against a civil action brought in Suffolk Superior Court, No. 08-0937-H, by their former landlord at 79/96 Thirteenth Street, Charlestown, Massachusetts, a property vacated by the Company and Mytogen effective May 31, 2008. In that action, Alexandria Real Estate-79/96 Charlestown Navy Yard is seeking a damages award consisting of presently due rent and other expenses incurred between January and June 2008, and of the net present value of the future rental income stream.  A motion for partial summary judgment relating to presently due rent and other expenses is currently pending before the Superior Court.  A trial is scheduled for September 2, 2008.  The Company and Mytogen are defending against the damages claim.

Dr. Pedro Huertas v. Advanced Cell Technology, Inc. and William Caldwell, No. 11 166  01101 08, American Arbitration Association.  On May 30, 2008, Dr. Pedro Huertas, the Company’s former Chief Development Officer, filed an arbitration claim in which he alleges that the Company has (1) breached his employment agreement by refusing to pay one year’s severance pay and other benefits and (2) violated the California Whistleblower Statute, Cal. Labor Code, Section 1102.5 as well as Massachusetts and federal law by treating his email correspondence in October of 2007 as a resignation after he took certain positions on regulatory issues and refused an alleged request to terminate the employment of a woman who claimed that she had been sexually harassed.  Huertas previously filed administrative claims in California and Massachusetts but asked the relevant agencies to dismiss his claims in order to pursue direct claims against the Company in arbitration.  Huertas is seeking damages in excess of $340,000 as well as attorneys’ fees.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The issuances of the equity securities described below were made in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, relating to sales by an issuer not involving a public offering, and/or pursuant to the requirements of one or more of the safe harbors provided in Regulation D under the Securities Act.

We issued and sold a $600,000 unsecured convertible note dated as of February 15, 2008 (“Note A”) to JMJ Financial, for a net purchase price of $500,000 (reflecting a 16.66% original issue discount) in a private placement. Note A bears interest at the rate of 12% per annum, and is due by February 15, 2010. At any time after the 180th day following the effective date of Note A, the holder may at its election convert all or part of Note A plus accrued interest into shares of our common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. Pursuant to the Use of Proceeds Agreement entered into in connection with the issuance of Note A, we are required to use the proceeds from Note A solely for research and development dedicated to adult stem cell research.

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, we issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of our common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, we entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which JMJ Financial granted the Company a security interest in certain of its assets securing the JMJ Note. As of March 31, 2008, we had drawn down and received the following amounts under Note B:

• On March 17, 2008 — $60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).

Pursuant to the Use of Proceeds Agreement entered into in connection with the issuance of Note B, we are required to use the proceeds from Note B solely for research and development dedicated to adult stem cell research.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008, as amended on April 9, 2008, we issued senior secured convertible debentures dated March 31, 2008 in the aggregate principal amount of $4,038,880 with an original issue discount of 20.3187%.  The closing escrow established in connection with the transaction was released April 4, 2008. In connection with the closing of the issuance and sale of convertible debentures, we received gross proceeds of $2,527,231, excluding refinancing of bridge debt and in-kind payments including in-kind payments incurred in anticipation of the financing. The convertible debentures are due and payable one year from the date of issuance, unless sooner converted into shares of our common stock.   At any time from the closing date until the maturity date of the debentures, the Purchasers have the right to convert the debentures, in whole or in part, into common stock of the Company at the then effective conversion price. The debentures are initially convertible into 26,925,867 shares of common stock at a price of $0.15 per share. In connection with the closing of the 2008 financing, we also issued to the investors warrants to purchase an aggregate of 26,925,867 shares of our common stock. The term of the warrants is five years and the exercise price is $0.165 per share, subject to anti-dilution and other customary adjustments.

In connection with the closing of the 2008 financing described above, we issued (i) warrants to purchase an aggregate of 6,399,806 shares of common stock of the Company at an exercise price of $0.165 to T.R. Winston & Company, LLC as consideration for placement agent services provided in connection with the 2008 financing, (ii) a debenture in the principal amount of $250,000 to T.R. Winston & Company, LLC in order to satisfy certain outstanding payables owed by the Company, (iii) a debenture in the principal amount of $250,000 to Pierce Atwood LLP in order to satisfy certain outstanding payables owed by the Company, and (iv) a debenture in the principal amount of $61,000 to PDPI, LLC in order to satisfy certain outstanding payables owed by the Company to one of their partners (Green Mountain Finance LLC). The debentures and warrants described above contained the same terms and conditions as those issued to the investors in the 2008 financing.

On March 21, 2008, we issued and sold an aggregate of $130,000 in unsecured convertible notes (the “Bridge Notes”) to PDPI LLC and The Shapiro Family Trust. Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. The net outstanding amount of principal plus interest of the Notes was converted into common stock of the Company in connection with the 2008 Financing described above.

Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

10.1	Securities Purchase Agreement dated March 31, 2008, by and among the Company and the investors party thereto. *

10.2	Security Agreement dated March 31, 2008, by and among the Company and the investors party thereto.*

10.3	Form of Common Stock Purchase Warrant issued in connection with March 31, 2008 Securities Purchase Agreement.*

10.4	Form of Amortizing Convertible Debenture issued in connection with March 31, 2008 Securities Purchase Agreement.*

10.5	Subsidiary Guarantee dated March 31, 2008.*

10.6	Convertible Note, dated as of March 17, 2008, issued by the Company to PDPI LLC.*

10.7	Bridge Note, dated as of March 17, 2008, issued by the Company to The Shapiro Family Trust Dated September 25, 1989.*

10.8	License Agreement, dated as of February 25, 2008, by and between the Company and Pharming Technologies B.V.*

10.9	Convertible Promissory Note A, dated as of February 15, 2008, issued by the Company to JMJ Financial.*

10.10	Convertible Promissory Note B, dated as of February 15, 2008, issued by the Company to JMJ Financial, and Amendment to Convertible Promissory Note B, dated as of March 17, 2008.*

10.11	Secured & Collateralized Promissory Note, dated as of February 15, 2008, issued by JMJ Financial to the Company.*

10.12	Collateral & Security Agreement, dated as of February 15, 2008, by and between the Company and JMJ Financial. *

31.1	Section 302 Certification of Chief Executive Officer and Principal Financial Officer.*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*                    Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer
Dated: July 14, 2008

Exhibit Description

10.1	Securities Purchase Agreement dated March 31, 2008, by and among the Company and the investors party thereto. *

10.2	Security Agreement dated March 31, 2008, by and among the Company and the investors party thereto.*

10.3	Form of Common Stock Purchase Warrant issued in connection with March 31, 2008 Securities Purchase Agreement.*

10.4	Form of Amortizing Convertible Debenture issued in connection with March 31, 2008 Securities Purchase Agreement.*

10.5	Subsidiary Guarantee dated March 31, 2008.*

10.6	Convertible Note, dated as of March 17, 2008, issued by the Company to PDPI LLC.*

10.7	Bridge Note, dated as of March 17, 2008, issued by the Company to The Shapiro Family Trust Dated September 25, 1989.*

10.8	License Agreement, dated as of February 25, 2008, by and between the Company and Pharming Technologies B.V.*

10.9	Convertible Promissory Note A, dated as of February 15, 2008, issued by the Company to JMJ Financial.*

10.10	Convertible Promissory Note B , dated as of February 15, 2008, issued by the Company to JMJ Financial, and Amendment to Convertible Promissory Note B, dated as of March 17, 2008.*

10.11	Secured & Collateralized Promissory Note, dated as of February 15, 2008, issued by JMJ Financial to the Company.*

10.12	Collateral & Security Agreement, dated as of February 15, 2008, by and between the Company and JMJ Financial.*

31.1	Section 302 Certification of Chief Executive Officer and Principal Financial Officer.*

32.1	Certification of Chief Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith