Form 10-Q
period 2008-06-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2009-05-08
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 28, 2009:
Common Stock, $0.001 par value per share	499,905,541 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2008 AND DECEMBER 31, 2007

	June 30,	December 31,
	2008	2007
	(unaudited)	(restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$33,271	$1,166,116
Accounts receivable	6,793	27,026
Prepaid expenses	107,608	68,416
Deferred royalty fees, current portion	257,911	341,274
Total current assets	405,583	1,602,832

Property and equipment, net	643,617	914,504
Deferred royalty fees, less current portion	852,380	1,202,430
Deposits	-	115,192
Deferred issuance costs, net of amortization of $5,471,041 and $3,874,300	1,895,438	4,772,087

TOTAL ASSETS	$3,797,018	$8,607,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,320,902	$5,517,876
Accrued expenses	1,827,721	1,120,781
Deferred revenue, current portion	884,874	497,374
Advances payable – other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $19,850 and $600,246	186,987	1,276,871
2006 Convertible debenture and embedded derivatives (fair value $2,033,457 and $3,939,862)	1,087,454	1,625,327
2007 Convertible debenture and embedded derivatives (fair value $3,655,749 and $3,874,026)	1,800,655	1,160,847
February 2008 Convertible debenture and embedded derivatives (fair value $693,947 and $0)	634,581	-
April 2008 Convertible debenture and embedded derivatives (fair value $4,429,544 and $0)	1,833,732	-
Warrant and option derivatives - current portion	7,504,525	14,574
Short term capital leases	12,955	31,605
Notes payable – other	468,425	468,425
Total current liabilities	24,692,811	11,843,680

2006 Convertible debenture and embedded derivatives, less current portion (fair value $412,340 and $3,447,230)	220,512	1,422,164
2007 Convertible debenture and embedded derivatives, less current portion (fair value $4,386,898 and $7,748,052)	2,160,787	2,321,695
February 2008 Convertible debenture and embedded derivatives (fair value $452,994 and $0)	414,241	-
Warrant and option derivatives, less current portion	-	13,011,751
Deferred revenue, less current portion	1,285,825	1,534,485
Total liabilities	28,774,176	30,133,775

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.01par value; 500,000,000 shares authorized, 174,828,360 and 85,027,461 issued and outstanding.	174,828	85,027
Additional paid-in capital	45,871,181	34,302,334
Accumulated deficit	(71,023,167)	(55,914,091)
Total stockholders' deficit	(24,977,158)	(21,526,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,797,018	$8,607,045

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
		(restated)		(restated)

Revenue (License fees and royalties)	$174,388	$274,326	$298,731	$398,669
Cost of Revenue	120,186	110,318	310,914	171,754
Gross profit (loss)	54,202	164,008	(12,183)	226,915

Operating expenses:
Research and development	2,786,870	2,828,842	6,754,422	6,477,930
Grant reimbursements	-	(9,597)	(105,169)	(67,179)
General and administrative expenses	1,840,116	1,246,180	3,565,938	2,987,284
Total operating expenses	4,626,986	4,065,425	10,215,191	9,398,035
Loss from operations	(4,572,784)	(3,901,417)	(10,227,374)	(9,171,120)

Non-operating income (expense):
Interest income	1,317	24,960	8,166	103,007
Interest expense and late fees	(8,540,674)	(6,362,454)	(12,747,290)	(13,435,004)
Charges related to issuance of 2008 convertible debentures	(531,769)	-	(1,217,342)	-
Charges related to repricing of 2005 convertible debenture and warrants	-	-	-	(843,277)
Income related to repricing of 2006 and 2007 convertible debentures and warrants	847,588	-	847,588	-
Adjustments to fair value of derivatives	7,206,905	23,247,555	8,227,176	11,614,037
Gain on settlement	-	193,862	-	193,862
Total non-operating income (expense)	(1,016,633)	17,103,923	(4,881,702)	(2,367,375)

Income (loss) before income tax	(5,589,417)	13,202,506	(15,109,076)	(11,538,495)

Income tax	-	-	-	-
Net Income (loss)	$(5,589,417)	$13,202,506	$(15,109,076)	$(11,538,495)

Earnings (loss) per share:
Basic	$(0.04)	$0.26	$(0.12)	$(0.24)
Diluted	$(0.04)	$0.20	$(0.12)	$(0.24)

Weighted average shares outstanding :
Basic	153,438,333	51,138,077	124,654,606	48,978,418
Diluted	153,438,333	67,410,984	124,654,606	48,978,418

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2008

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2007	85,027,461	$85,027	$34,302,334	$(55,914,091)	$(21,526,730)

Convertible debentures redemptions	45,030,046	45,030	4,589,191	-	4,634,221

Convertible debentures conversions	38,100,654	38,101	5,877,341	-	5,915,442

Issuance of stock for debenture financing costs	2,944,177	2,944	313,115		316,059

Option compensation charges	-	-	283,577	-	283,577

Adjustment to fair value of derivatives	-	-	78,367	-	78,367

Issuance in respect of anti-dilution provision of convertible debenture	70,503	71	15,510	-	15,581

Issuance of stock in payment of expenses	958,256	958	212,010	-	212,968

Issuance of stock under stock incentive plan	1,497,263	1,497	140,936		142,433

Issuance of stock upon exercise of options	1,200,000	1,200	58,800	-	60,000

Net loss for the six months ended June 30, 2008	-	-	-	(15,109,076)	(15,109,076)

Balance at June 30, 2008	174,828,360	$174,828	$45,871,181	$(71,023,167)	$(24,977,158)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,109,076)	$(11,538,495)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	211,893	189,813
Write-off of uncollectible accounts receivable	25,000	-
Amortization of deferred charges	433,413	146,753
Amortization of deferred revenue	(311,160)	(248,669)
Stock based compensation	645,602	324,219
Amortization of deferred issuance costs	2,896,649	2,593,843
Amortization of discounts	9,525,843	10,748,822
Loss on extinguishment of debt	-	193,862
Adjustements to fair value of derivatives	(8,227,176)	(11,614,037)
Charges related to issuance of 2008 convertible debentures	1,217,342	-
Repricing of 2005 convertible debentures and warrants	-	843,277
Repricing of 2006 annd 2007 convertible debentures and warrants	(847,588)	-
Shares of common stock issued for services	8,616	1,376,842
Warrants issued for consulting services	155,281	-
Charges related to settlement of anti-dilution provision	15,581	-
Issuance of note for services received	750,000	-
Shares of common stock issued for financing costs	316,059	-
Non-cash rent expense	254,231	-
Forfeiture of rent deposits	88,504	-
(Increase) / decrease in assets:
Accounts receivable	(4,767)	37,922
Prepaid expenses	(39,192)	(16,718)
Deferred charges	-	(573,000)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	3,785,714	89,141
Interest Payable	4,813	(75,833)
Deferred revenue	450,000	-

Net cash used in operating activities	(3,754,418)	(7,522,258)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(168,549)	(39,139)
Payment of deposits	-	(10,000)

Net cash used in investing activities	(168,549)	(49,139)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	2,812,432	-
Payments on convertible debentures	-	(139,123)
Payments on notes and leases	(18,650)	(38,980)
Payment for issuance costs on note payable	(3,660)	-
Settlement payment	-	(170,249)

Net cash provided by (used in) financing activities	2,790,122	(348,352)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,132,845)	(7,919,749)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,166,116	8,689,336

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$33,271	$769,587

CASH PAID FOR:
Interest	$2,504	$5,008
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 45,030,046 and 5,209,598 shares of common stock in redemption of convertible debentures	$4,634,221	$3,290,000
Issuance of 38,100,654 and 14,040,870 shares of common stock in conversion of convertible debentures	$5,915,442	$7,638,000
Issuance of 70,503 shares of common stock to settle an anti-dilution provision feature of
convertible debenture	$15,581	$-
Issuance of 1,200,000 shares of common stock upon exercise of employee stock options	$60,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. The Company may thus not be able to continue as a going concern and fund cash requirements for operations through the next 12 months with current cash reserves. As discussed below, the Company was able to raise additional cash in the second half of 2008 and the first quarter of 2009.  Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

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

Management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•
On April 4, 2008, the Company released closing escrow on the issuance of $4,038,880 of its amortizing senior secured convertible debentures and associated warrants. The purchasers purchased from the Company senior secured convertible debentures and warrants to purchase shares of the Company’s common stock. The net cash and cash in-kind received by the Company related to this financing was $2,212,432.

•	On April 30, 2008 the Company received a one time payment of $300,000 from Terumo International which extended their ability to commence a Phase I Clinical Trial in Japan by one year.

•
On May 31, 2008, the Company closed its Alameda, California and Charlestown, Massachusetts facilities in an effort to streamline and focus on its most advanced clinical programs as part of a cost reduction program designed to reduce annual operating expenses by $5-6 million. In conjunction with the cost reduction activities, the Company has not renewed its Alameda, California sublease and has vacated its Charlestown, Massachusetts facility.

•	On June 17, 2008, the Company drew down $60,000 and received $50,000 (reflecting a 16.66% original issue discount) under Note B described in Note 6 to the financial statements.

•
On July 10, 2008, the Company granted an exclusive license to Embryome Sciences, Inc., a wholly owned subsidiary of BioTime, Inc., to use its “ACTCellerate” embryonic stem cell technology and a bank of over 140 diverse progenitor cell lines derived using that technology. Under the agreement, the Company received an up-front payment of $470,000, and is eligible to receive an 8% royalty on sales of products, services, and processes that utilize the licensed technology. However, as discussed in more detail in Note 17, in connection with unpaid rents ordered to be paid to a landlord, the Company has assigned the landlord rights and interest to 62.5% of all royalties on this contract, and 65% of all other consideration payable under this license agreement until such time that the Company has repaid amounts owed to the landlord that total $475,000.

•
Between September 29, 2008 and January 20, 2009, the Company settled certain past due accounts payable by the issuance of shares of its common stock. In aggregate, the Company settled $1,108,673 in accounts payable through the issuance of 260,116,283 shares of its common stock.

•
On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies, formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, will develop human blood cells and other clinical therapies based on certain of the Company’s core cell technology. CHA has agreed to contribute $500,000 in working capital for the venture as well as paying the Company a license fee of $500,000. As of April 30, 2009, CHA has paid the Company the entire $500,000 towards payment of the license fee.

•
On December 18, 2008, the Company entered into a license agreement with an Ireland-based investor, Transition Holdings Inc. (“Transition”), for certain of its non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. As of April 30, 2009, the Company has received the entire $3.5 million in cash under this agreement. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program.

•
On March 30, 2009, the Company entered into a second license agreement with CHA under which the Company will license its RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $750,000. Under the agreement, CHA will incur all of the cost associated with the RPA clinical trials in Korea. The agreement is part of the joint venture between the two companies.

•
On March 11, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the agreement, the proceeds from the Facility must be used exclusively for the Company to file an investigational new drug (“IND”) for its retinal pigment epithelium (“RPE”) program, and will allow the Company to complete both Phase I and Phase II studies in humans. An IND is required to commence clinical trials. Under the terms of the agreement, the Company may draw down funds, as needed for clinical development of the RPE program, from the investor through the issuance of Series A-1 convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the drawdown date, and is convertible into common stock at $0.75 per share.

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

•
Management has focused its scientific operations on product development in order to accelerate the time to market products which will ultimately generate revenues. While the amount or timing of such revenues cannot be determined, management believes that focused development will ultimately provide a quicker path to revenues, and an increased likelihood of raising additional financing.

•	Management will continue to pursue licensing opportunities of the Company’s extensive intellectual property portfolio.

2. RESTATEMENT

As indicated in Notes 7 through 9, the Company has issued a series of complex convertible debentures over the past several years.  The convertible debentures are issued for less than face value, thus generating significant original issue discounts.  In conjunction with the instruments, the Company has issued substantial numbers of warrants, and the value of these warrants as of the issue date is treated in the same manner as an original issue discount.  These discounts are amortized into interest expense over the life of the debenture, which is a complex calculation due to the planned monthly redemptions after a certain point included in the debenture agreements.  Further, the Debentures are converted into shares at the holder’s option, the timing of which depends on the price of the Company’s stock.  The Company also gives brokers and other intermediaries considerable value via cash and warrants in order to assist in selling the debentures.  The costs associated with issuing the debt are capitalized and amortized over the life of the debt.

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

In mid-May 2008, the Company discovered that the Deferred Issuance costs and discounts had been amortized over a period longer than the weighted average life of the instruments, with the result that the discounts and debt issuance costs should have been charged to interest expense on a faster basis than had been the case. Upon learning of the error the Company has recalculated the amortization and resulting interest expense.  The Company also discovered that its calculations of the weighted average shares used in calculating basic and diluted earnings per share for the three and six month periods ended June 30, 2007 were in error. The actual basic weighted average shares outstanding for the three months ended June 30, 2007 was not changed. The actual basic and diluted weighted average shares outstanding for the six months ended June 30, 2007 was approximately 53,000 shares higher than reported.

In accordance with Statement of Accounting Standards No. 154, the Company has determined that these were errors, and has therefore restated the accompanying statements of operations, and cash flows for the three and six months ended June 30, 2007 and the balance sheet as of December 31, 2007.

	As Originally Reported	Restated	Difference

December 31, 2007

Balance Sheet
Deferred issuance costs	$5,107,599	$4,772,087	$(335,512)
2005 Convertible debenture and embedded derivatives – current portion	$1,040,156	$1,276,871	$236,715
2006 Convertible debenture and embedded derivatives – current portion	$906,860	$1,625,327	$718,467
2007 Convertible debenture and embedded derivatives – current portion	$363,805	$1,160,847	$797,042
2006 Convertible debenture and embedded derivatives, less current portion	$793,504	$1,422,164	$628,660
2007 Convertible debenture and embedded derivatives, less current portion	$2,364,731	$2,321,695	$(43,036)
Accumulated deficit	$(53,240,732)	$(55,914,091)	$(2,673,359)
Total stockholders’ deficit at December 31, 2007	$(18,853,371)	$(21,526,730)	$(2,673,359)

	As Originally Reported	Restated	Difference
June 30, 2007

Balance Sheet
Deferred issuance costs	$3,476,600	$3,025,375	$(451,225)
2005 Convertible debenture and embedded derivatives – current portion	$2,968,064	$3,016,660	$48,596
2006 Convertible debenture and embedded derivatives – current portion	$3,273,470	$1,513,046	$(1,760,424)
2005 Convertible debenture and embedded derivatives, less current portion	$267,943	$272,330	$4,387
2006 Convertible debenture and embedded derivatives, less current portion	$6,546,939	$3,026,091	$(3,520,848)
Warrant derivatives, less current portion	$-	$-	$-
Accumulated deficit	$(50,635,448)	$(51,553,860)	$(918,412)
Total stockholders’ deficit at June 30, 2007	$(23,287,349)	$(24,205,761)	$(918,412)

Three Months Ended June 30, 2007

Statement of Operations
Interest expense	$(3,390,678)	$(6,362,454)	$(2,971,776)
Adjustments related to fair value of warrants	$(18,242,544)	$(23,247,555)	$5,005,011
Net income	$11,169,271	$13,202,506	$2,033,235
Basic earnings per share	$0.22	$0.26	$0.04
Diluted earnings per share	$0.17	$0.20	$0.03

Weighted average shares - basic	51,114,251	51,114,251	23,826
Weighted average shares - diluted	67,410,984	67,410,984	-

Six Months Ended June 30, 2007

Statement of Operations
Interest expense	$(8,367,818)	$(13,435,004)	$(5,067,186)
Adjustments related to fair value of warrants	$9,323,413)	$11,614,037	$2,290,624
Net loss	$(8,761,933)	$(11,538,495)	$(2,773,562)
Basic and diluted loss per share	$(0.18)	$(0.24)	$(0.06)

Weighted average shares – basic and diluted	48,925,339	48,978,418	53,079

Statement of Cash Flows
Net loss	$(8,761,933)	$(11,538,495)	$(2,773,562)
Amortization of discount	$6,132,861	$10,748,822	$4,615,961
Amortization of deferred issuance cost	$2,142,618	$2,593,843	$451,225
Adjustments related to fair value of derivatives	$(9,323,414)	$(11,614,038)	$(2,290,624)

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

Principles of Consolidation —The accounts of the Company and Mytogen, Inc. (“Mytogen”) are included in the accompanying consolidated financial statements for the period from September 20, 2007 to December 31, 2007. On September 20, 2007, a newly formed subsidiary of the Company merged into Mytogen to effect a reorganization of Mytogen. As a result of the merger, the Company became the owner of 100% of the outstanding shares of Mytogen. During the period from September 20, 2007 to June 30, 2008, all intercompany balances and transactions were eliminated in consolidation.

Use of Estimates —These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated variables used to calculate the Black-Scholes and binomial lattice model calculations used to value derivative instruments as discussed below under “Valuation of Derivative Instruments”. In addition, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the Company’s fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

Reclassifications —Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net income (loss).

Cash and Cash Equivalents —Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk.

Accounts Receivable —The Company periodically assesses its accounts receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, the Company records an allowance for that doubtful account. Once the Company has exhausted efforts to collect, management writes off the account receivable against the allowance it has already created. The Company does not require collateral for its trade accounts receivable.

Equipment — The Company records its equipment at historical cost. The Company expenses maintenance and repairs as incurred. Depreciation is provided for using the straight-line method over three to six years. Upon disposition of equipment, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. In the case of certain assets acquired under capital leases, the assets are recorded net of imputed interest, based upon the net present value of future payments. Assets under capital lease are pledged as collateral for the related lease.

Deferred Issuance Costs —Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months.

Intangible and Long-Lived Assets— The Company follows Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three and six months ended June 30, 2008 and 2007, no impairment loss was recognized.

Fair Value Measurements — For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, should be designated as either an equity instrument, an asset or as a liability under FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations. Using the criteria in EITF 00-19, the Company has determined that its outstanding options and warrants require liability accounting and records the fair values as warrant and option derivatives.

On January 1, 2008, the Company adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. The Company applied the accounting prescribed in FAS 133 to account for its 2005 Convertible Debenture as described in Note 9.The Company applied the accounting prescribed in FAS 155 to account for the 2006, 2007, February 2008, and April 2008 Convertible Debentures as described below in Notes 5, 6, 7, and 8. In determining the appropriate fair value, the Company used Level 2 inputs for its valuation methodology including Black-Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

At June 30, 2008, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value As of	June 30, 2008 Using Fair Value Hierarchy
Derivative Liabilities	June 30, 2008	Level 1	Level 2	Level 3
Conversion feature - 2005 debenture	$5	-	$5	-
Anti-dilution provision - 2005 debenture	20,021	-	20,021	-
Default provisions - 2005 debenture	1,426	-	1,426	-
2006 Convertible debenture and embeded derivatives	2,445,797	-	2,445,797	-
2007 Convertible debenture and embedded derivatives	8,042,647	-	8,042,647	-
February 2008 Convertible debentures and embedded derivatives	1,146,941	-	1,146,941	-
April 2008 Convertible debenture and embedded derivatives	4,429,544	-	4,429,544	-
Warrant and option derivatives	7,504,525	-	7,504,525	-
	$23,590,906	-	$23,590,906	-

For the three months ended June 30, 2008 and 2007, the Company recognized a gain of $7,206,905 and $23,247,555, respectively, for the changes in the valuation of the aforementioned liabilities. For the six months ended June 30, 2008 and 2007, the Company recognized a gain of $8,227,176 and $11,614,037, respectively, for the changes in the valuation of the aforementioned liabilities.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with FAS 157.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted FAS 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

Revenue Recognition — The Company’s revenues are generated from license and research agreements with collaborators. Licensing revenue is recognized on a straight-line basis over the shorter of the life of the license or the estimated economic life of the patents related to the license. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over the same term as the revenue. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval.

Research and Development Costs —Research and development costs consist of expenditures for the research and development of patents and technology, which cannot be capitalized. The Company’s research and development costs consist mainly of payroll and payroll related expenses, research supplies and research grants. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval. Research and development costs are expensed as incurred.

Share-Based Compensation—Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified-prospective transition method. Under this method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted, modified or settled after the adoption date. In accordance with FAS 123(R), the unamortized portion of options granted prior to the adoption date is recognized into earnings after adoption. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Under FAS 123(R), stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, the Company’s stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions used in the three and six months ended June 30, 2008:

Expected life in years	4.0
Volatility	148%
Risk free interest rate	2.50%
Expected dividends	None
Expected forfeitures	13%

The assumptions used in the Black-Scholes models referred to above are based upon the following data: (1) The expected life of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility of the underlying shares over the expected term of the option is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

In accordance with FAS 123(R), the benefits of tax deductions in excess of the compensation cost recognized for options exercised during the period are classified as financing cash inflows rather than operating cash inflows.

Income Taxes — Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Net Income (Loss) Per Share — The Company uses FAS No. 128, “Earnings Per Share” for calculating the basic and diluted income (loss) per share. The Company computes basic income (loss) per share by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation because their exercise price was greater than the weighted average stock price for the period.

At June 30, 2008, approximately 214,976,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. There were 58,000,000 potentially dilutive shares at June 30, 2007 that were excluded from the calculation as their inclusion would be anti-dilutive.

Concentrations and Other Risks —Currently, the Company’s revenues and accounts receivable are concentrated in one customer. There is also a geographic concentration of the Company’s primary activities in Northern California and Massachusetts. Other risks include the uncertainty of the regulatory environment and the effect of future regulations on the Company’s business activities. As the Company is a biotechnology research and development company, there is also the attendant risk that someone could commence legal proceedings over the Company’s discoveries. Acts of God could also adversely affect the Company’s business.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” FAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. FAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. FAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited. The Company believes adopting FAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51. This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest. This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Based on current conditions, the Company does not expect the adoption of FAS 160 to have a significant impact on its results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted FAS No. 159 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No. 133 “Accounting for Derivatives and Hedging Activities” (“FAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. The Company believes adopting this statement will not have a material impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3  “Determination of the useful life of Intangible Assets” (“FSP FAS 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under FAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP FAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in FAS 142. The Company is currently evaluating the impact that adopting FSP FAS 142-3 will have on its financial statements.

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact that adopting FAS No. 162 will have on its financial statements.

In May 2008, the FASB issued SFAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on the Company’s financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact that adopting EITF 08-4 will have on its financial statements.

On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active, FSP FAS” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective on October 10, 2008, and its adoption will not have a material impact on the Company’s financial position or results for the year ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of FAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 will not have a material impact on the Company’s consolidated financial statements.

4. LICENSE REVENUE

On April 30, 2008 the Company received a one time payment of $300,000 from Terumo International which extended their ability to commence a Phase I Clinical Trial in Japan by one year.  All other terms and conditions for the license agreement between Terumo and the Company remain the same. The Company has recorded $50,000 in license fee revenue for the three and six months ended June 30, 2008 in its accompanying statements of operations and the remainder of the license fee has been accrued in deferred revenue in the accompanying balance sheets at June 30, 2008. The Company is recognizing revenue from this agreement over the one-year extension period.

On May 23, 2008, the Company received $150,000 from International Stem Cells, Inc. as a continuing annual payment to renew its license fee for use of certain of the Company’s technologies. The Company has recorded $12,500 in license fee revenue for the three and six months ended June 30, 2008, respectively, in its accompanying consolidated statements of operations and the remainder of the license fee has been accrued in deferred revenue in the accompanying consolidated balance sheet at June 30, 2008. The Company is recognizing revenue from this agreement over a one-year period.

5. CONVERTIBLE NOTE PAYABLE—APRIL 2008

On April 4, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $4,038,880 principal amount of senior secured convertible debentures with an original issue discount of $820,648 representing approximately 20.32%. The amortizing senior secured convertible debentures issued at the closing of the 2008 financing will be due and payable one (1) year from the closing, and will not bear interest. The debentures begin amortizing on October 1, 2008. The cash purchase price excluding refinancing of bridge debt and in-kind payments was $2,212,432. Refinanced bridge debt consisted of the aggregate $130,000 in unsecured convertible notes previously issued and sold to PDPI LLC and The Shapiro Family Trust on March 21, 2008. The net outstanding amount of principal plus interest of the Notes was converted into the debt within the 2008 Financing on a dollar-for-dollar basis.  Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. The convertible debentures are convertible beginning on the six-month anniversary of the effective date of the note at the option of the holders into 26,925,867 shares of common stock at a fixed conversion price of $0.15 per share, subject to anti-dilution and other customary adjustments. The Company has classified the note as short term in the accompanying consolidated balance sheet as of June 30, 2008. The debenture contains no restrictions as to the use of the proceeds.

The note contains a provision that modifies the conversion rate to $0.15 per common share and a warrant exercise price of $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2005, 2006, and 2007 debentures. The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2005, 2006, and 2007 Convertible Debentures described above. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price and warrant exercise price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. The Company recorded an additional debt discount in the amount of $847,588 in its accompanying consolidated balance sheets at June 30, 2008 for the impact of the change in the conversion price. See Notes 7 through 9.

In connection with this financing, the Company accrued cash fees to a placement agent of $20,000 and issued warrants to purchase 26,925,867 shares of Common Stock at an exercise price of $0.165 per share. The term of the warrants is five years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at approximately $2,587,521 using the Black-Scholes pricing model. The warrants were again valued at $1,771,289 at June 30, 2008 at fair value using the Black-Scholes model, representing a decrease in the fair value of the liability of approximately $816,232, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model at June 30, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 143% to 146%, (3) risk-free interest rate of 2.6% to 3.4%, and (4) expected life of 5 years. Cash fees accrued in the amount of $20,000, the initial fair value of the original issue discount in the amount of $820,649, and the initial fair value of the warrant discount in the amount of $2,587,521 have been capitalized as debt issuance costs (cash paid) and debt discounts (original issue discount and warrant discount), respectively, and are being amortized over then note’s term of 12 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

Under the terms of the agreement, beginning October 1, 2008, the Company is to amortize the note resulting in complete repayment by the maturity date. The Company may make the amortization payment in either cash or equity. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 80% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date.

The agreement entered into provides that the Company will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement, or if the Company fails to timely execute stock trading activity. Additionally, penalties will be incurred by the Company in the event of potential default conditions.

The agreement included a number of other embedded derivative instruments, and the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures, and related embedded derivatives. The fair value of the debentures and related derivative instruments was valued using a combination of Binomial and Black-Scholes models, resulting in a fair value of $4,570,649 at April 4, 2008. The excess of $531,769 of this value over the face value of the note was recorded through the results of operations as charges related to issuance of April 2008 convertible note payable.

At June 30, 2008, the note and related embedded derivatives outstanding were again valued at fair value using a binomial option pricing model, resulting in the changes shown in the following table in the fair values of the respective liabilities versus the values at April 4, 2008.  The changes were recorded through the results of operations as an adjustment to fair value of derivatives.

		Fair Value at
		April 4,	June 30,	Increase
Face Amount	Net Purchase Price	2008	2008	(Decrease)
$4,038,880	$3,218,232	$4,570,649	$4,429,544	$(141,105)

The following table summarizes the April 2008 convertible debentures and discounts outstanding at June 30, 2008:

June 30, 2008
April 2008 convertible debentures at fair value	$4,429,544
Original issue discount	(625,042)
Warrant derivative discount	(1,970,770)

Net convertible debentures	$1,833,732
Less current portion	(1,833,732)

April 2008 convertible debenture and embedded derivatives - long term	$-

As of April 30, 2009, no repayments or redemptions had been made on the debenture. As of June 30, 2008, the outstanding principal amount for the 2008 Convertible Debentures is $4,038,880. Interest expense for the three and six months ended June 30, 2008 was $817,125.

6. CONVERTIBLE NOTES PAYABLE—FEBRUARY 2008

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

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, the Company issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of the Company’s common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, the Company entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which the Company granted JMJ Financial a security interest in certain of its assets securing the JMJ Note. As of June 30, 2008, the Company had drawn down and received the following amounts under Note B:

• On March 17, 2008 — $60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).
• On June 17, 2008 — $60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).

Pursuant to the Use of Proceeds Agreement entered into in connection with the issuance of Note B, the Company is required to use the proceeds from Note B solely for research and development dedicated to adult stem cell research.

The conversion provisions included in Note A and Note B represent embedded derivative instruments. Accordingly, the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”.  The fair values of Note A and Note B and related embedded derivatives, valued using a Monte Carlo simulation model, were recorded as of February 15, 2008. The excess of these values over the face values of Note A and Note B was recorded through the results of operations as charges related to issuance of February 2008 convertible notes payable.

At June 30, 2008, Note A and Note B and related embedded derivatives outstanding were again valued at fair value using a Monte Carlo simulation model, resulting in the changes shown in the following table in the fair values of the respective liabilities versus the values at February 15, 2008, March 17, 2008, and June 17, 2008.  The decreases were recorded through the results of operations as an adjustment to fair value of derivatives.

			Fair Value at
			February 15,		June 30,	Increase
	Face Amount	Net Purchase Price	2008		2008	(Decrease)
Note A	$600,000	$500,000	$1,229,466		$954,912	$(274,554)
Note B, Tranche 1	60,000	50,000	116,107	*	96,014	(20,093)
Note B, Tranche 2	60,000	50,000	110,641	**	96,015	(14,626)
Total	$720,000	$600,000	$1,456,214		$1,146,941	$(309,273)

*	Fair value at March 17, 2008
**	Fair value at June 17, 2008

The following table summarizes the February 2008 convertible debentures and discounts outstanding at June 30, 2008:

February 2008 convertible debentures at fair value	$1,146,941
Original issue discount	$(98,119)

Net convertible debentures	1,048,822
Less current portion	(634,581)

February 2008 convertible debenture and embedded derivatives - long term	$414,241

As of June 30, 2008, the outstanding principal amount for the 2008 Convertible Debentures is $720,000. Interest expense for the three and six months ended June 30, 2008 was $5,006 and $21,881, respectively.

7. CONVERTIBLE DEBENTURES—2007

On August 31, 2007 the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $12,550,000 principal amount of convertible debentures with an original issue discount of $2,550,000 representing approximately 20.3%. In connection with the closing of the sale of the debentures, the Company received gross proceeds of $10,000,000. The convertible debentures are convertible at the option of the holders into 36,911,765 shares of common stock at a fixed conversion price of $0.34 per share, subject to anti-dilution and other customary adjustments. In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase an aggregate of 43,240,655 shares of its common stock. The term of the warrants is five years and the exercise price is $0.38 per share, subject to anti-dilution and other customary adjustments. The conversion price and warrant exercise price have each been modified for those subscribers who also participated in the April 2008 convertible note. See Note 5. The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and exercise the additional investment right and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of its common stock.

The April 2008 note (See Note 5) contains a provision that modifies the conversion rate to $0.15 per common share and a warrant exercise price of $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2007 debentures. The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2007 Convertible Debentures. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price and warrant exercise price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. The Company recorded an additional debt discount in the amount of $451,389 in its accompanying consolidated balance sheets at June 30, 2008 for the impact of the change in the conversion price. See Note 5.

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

The agreement included a number of other embedded derivative instruments, and the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures, and related embedded derivatives, as of August 31, 2007. The fair value of the debentures and related derivative instruments was valued using a combination of Binomial and Black-Scholes models, resulting in a fair value of $11,875,539. The excess of this value over the face value of the convertible debentures was recorded through the results of operations as charges related to issuance of 2007 convertible debentures and warrants.

The 2007 convertible debentures and related embedded derivatives outstanding at June 30, 2008 were again valued at fair value using a combination of Binomial and Black-Scholes models, resulting in an increase in the fair value of the liability of approximately $1,518,774 for the three months ended June 30, 2008 and $1,301,276 for the six months ended June 30, 2008, which was recorded through the results of operations as an adjustment to fair value of derivatives.

In connection with this financing, the Company paid cash fees to a placement agent of $1,001,800 and issued a warrant to purchase 6,328,890 shares of common stock at an exercise price of $0.38 per share (modified for holders who are also subscribers of the April 2008 note payable – see Note 5). The initial fair value of the warrant was estimated at approximately $2,025,000 using the Black-Scholes pricing model. The broker-dealer warrants were again valued at June 30, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability from December 31, 2007 of approximately $536,500, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model at June 30, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 143%, (3) risk-free interest rate of 3.34%, and (4) expected life of 4.25 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

The following table summarizes the 2007 Convertible Debentures and discounts outstanding at June 30, 2008 and December 31, 2007:

	June 30, 2008	December 31, 2007
2007 convertible debentures at fair value	$8,042,647	$11,622,078
Original issue discount	(2,848,949)	(6,063,955)
Warrant derivative discount	(1,232,256)	(2,075,581)

Net convertible debentures	$3,961,442	$3,482,542
Less current portion	(1,800,655)	(1,160,847)

2007 convertible debenture and embedded derivatives - long term	$2,160,787	$2,321,695

As of June 30, 2008, the outstanding principal amount for the 2007 Convertible Debentures is $7,669,282. Interest expense for the three and six months ended June 30, 2008 was $4,170,216 and $5,817,827, respectively.

8. CONVERTIBLE DEBENTURES—2006

On September 6, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, the Company received gross proceeds of $8,750,000. The Company may make the amortization payment in either cash or equity. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 85% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date. The convertible debentures are convertible at the option of the holders into 38,129,340 shares of common stock at a fixed conversion price of $0.288 per share, subject to anti-dilution and other customary adjustments.

The April 2008 note (see Note 5) contains a provision that modifies the conversion rate to $0.15 per common share and a warrant exercise price of $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2006 debentures. The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2006 Convertible Debentures. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price and warrant exercise price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. The Company recorded an additional debt discount in the amount of $396,199 in its accompanying consolidated balance sheets at June 30, 2008 for the impact of the change in the conversion price. See Note 5.

The following table summarizes the 2006 Convertible Debentures and discounts outstanding at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
2006 convertible debentures at fair value	$2,445,797	$7,386,912
Original issue discount	(865,519)	(3,777,403)
Warrant derivative discount	(272,312)	(562,018)

Net convertible debentures	$1,307,966	$3,047,491
Less current portion	(1,087,454)	(1,625,327)

2006 convertible debenture and embedded derivatives - long term	$220,512	$1,422,164

In connection with this financing, the Company paid cash fees to a broker-dealer of $525,000 and issued a warrant to purchase 4,575,521 shares of common stock at an exercise price of $0.3168 per share (modified for holders who are also subscribers of the April 2008 note payable – see Note 5). The broker-dealer warrants were again valued at June 30, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability of approximately $1,397,605 and $1,478,336 for the three and six months ended June 30, 2008, respectively, which was recorded through the results of operations as a debit to Adjustments to Fair Value of Derivatives. The assumptions used in the Black-Scholes model at June 30, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 144% to 146%, (3) risk-free interest rate of 2.1% to 2.9%, and (4) expected life of 3.4 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

As of June 30, 2008, the outstanding principal amount for the 2006 Convertible Debentures is $2,221,579. Interest expense for the three and six months ended June 30, 2008 was $2,880,835 and $4,893,878, respectively.

9. CONVERTIBLE DEBENTURES—2005

On September 15, 2005, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of $4,526,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, the Company received gross proceeds of $17,750,000.

The agreement included a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05 - 04 and related accounting literature. The following summarizes the fair values of embedded derivatives at June 30, 2008 and December 31, 2007, followed by a description of the valuation methodology utilized to determine fair values:

	Fair value	Fair value
	June 30,	December 31,
Embedded Derivative Liability (Asset)	2008	2007
Conversion feature	$5	$1,736
Anti-dilution protection	20,021	194,356
Default provisions	1,426	3,122
Company right to force conversion	-	-
	$21,452	$199,214

The fair value at June 30, 2008 of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price from $0.08 to $0.12 (2) exercise price equal to the $0.34 conversion price (3) volatility based upon the Company’s stock trading of 103% to 144% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 1.5% to 1.9%, and (5) duration of the note as an amortizing debenture of approximately 0.04 to 0.09 years.

The fair value at June 30, 2008 of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date from $0.08 to $0.12 (2) exercise price equal to the $0.34 conversion price (3) volatility based upon the Company’s stock trading of 103% to 144% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 1.5% to 1.9% and (5) duration of the note as an amortizing debenture of approximately 0.04 to 0.09 years.

The fair value at June 30, 2008 of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

The fair value at June 30, 2008 of the derivative asset related to the Company’s right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation date from $0.08 to $0.12 (2) exercise price of $0.68 per share which is required for the forced conversion (3) volatility based upon the Company’s stock trading of 103% to 144% (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 1.5% to 1.9% and (5) duration of the note as an amortizing debenture of approximately 0.04 to 0.09 years.

During the three and six months ended June 30, 2008 a decrease in the fair value of the embedded derivative amounts of approximately $79,309 and $168,857, respectively, was recorded through results of operations as adjustment to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The fair value of the warrant at June 30, 2008 was estimated at approximately $52,000 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model as of June 30, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 143%, (3) risk-free interest rate of 2.4%, and (4) expected life of 1.3 years. Cash fees paid, and the fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense. During the three and six months ended June 30, 2008 the Company recorded approximately $337,770 and $868,114, respectively, as interest expense in its accompanying consolidated statements of operations..

In January 2007, the Company’s Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures to $0.95 per share and to reduce the conversion price of the debentures to $0.90 per share. The conversion price and warrant exercise price have each been further modified in April 2008 for those subscribers who also participated in the April 2008 convertible note. See Note 5.

The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2005 Convertible Debentures described in the paragraph above. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price and warrant exercise price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt.

Reduction of Exercise Price

On August 24, 2006, the Company’s Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures from $2.53 per share to $0.95 per share for approximately three days. As a result of this repricing, warrant holders with an aggregate of 4,541,672 warrants exercised their rights generating approximately $4,315,000 of cash proceeds. Warrant holders who exercised their warrants were issued replacement warrants to purchase an equivalent number of shares at an exercise price of $1.60 per share. Warrant holders who did not exercise their warrants had the conversion price of their convertible debentures reduced to $0.95. As a result of anti-dilution protection specified in the original warrant agreement, certain of the warrant holders who did not exercise their warrants received anti-dilution protection and had the number of shares covered under the warrant agreement increased to 2,135,615, and the exercise price reduced to $0.95 per share. One warrant holder waived the right to reprice the holder’s warrant from $2.53 to $0.95 and did not exercise all of the holder’s warrants. The holder’s remaining warrants on an aggregate of 581,119 common shares remain outstanding at an exercise price of $2.53 per share.

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

Anti-dilution Impact

As a result of the 2007 Financing, described more fully in Note 7, the warrants issued in connection with the 2005 Financing were automatically diluted down to $0.34. The result of this was to impact both the number and price of the original warrants and replacement warrants issued to both the investors and the brokers.

The new number of original warrants issued to investors totaled 2,335,005. The broker-dealer warrants were again valued at June 30, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability of approximately $141,407 for the three months ended June 30, 2008 and a decrease of $156,014 for the six months ended June 30, 2008, which was recorded through the results of operations as adjustments to fair value of derivatives. The assumptions used in the Black-Scholes model to value the warrants as of June 30, 2008 were as follows: (1) dividend yield of 0%; (2) expected volatility of 143%, (3) risk-free interest rate of 2.63%, and (4) expected life of 2 years.

The new number of replacement warrants issued to investors and brokers totaled 12,689,966. The warrants were valued at June 30, 2008 at fair value using the Black-Scholes model resulting in a decrease in the fair value of the liability of approximately $912,776 for the three months ended June 30, 2008 and a decrease of $956,978 for the six months ended June 30, 2008, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives. The assumptions used in the Black-Scholes model as of June 30, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 143%, (3) risk-free interest rate of 2.9%, and (4) expected life of 3.3 years.

The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
2005 convertible debenture at $0.34 face value	$185,383	$1,677,904
Discounts on debentures
Original issue discount	(5,027)	(152,073)
Conversion feature derivative	(6,384)	(193,084)
Warrant derivative	(8,127)	(245,825)
Other derivatives	(311)	(9,266)
Net convertible debentures	165,534	1,077,656
Embedded derivatives	21,453	199,215
2005 convertible debentures and embedded derivatives	186,987	1,276,871
less current portion	(186,987)	(1,276,871)
2005 convertible debenture and embedded derivatives - long term portion	$-	$-

10.	WARRANT DERIVATIVES—OTHER

In January, 2008 the Company issued 680,636 warrants to purchase common stock at $0.39 per share in connection with consulting services provided during the previous quarter.  The warrants were initially valued at $112,492 using the Black-Scholes pricing model with the following assumptions:  (1) dividend yield of 0%; (2) expected volatility of 145%; (3) risk-free interest rate of 3.5%, and expected life of 10 years.  These warrants are classified as a warrant derivative liability.  The warrants were again valued at June 30, 2008 at fair value using the Black-Scholes pricing model resulting in a decrease in the fair value of the liability of $60,377 for the three months ended June 30, 2008 and a decrease in the fair value of the liability of $60,628 for the six months ended June 30, 2008, which was recorded through the results of operations as a debit to adjustments to fair value of derivatives. The assumptions used in the Black-Scholes model as of June 30, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 143%, (3) risk-free interest rate of 4.0%, and (4) expected life of 9.6 years.

11. WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, December 31, 2007	96,290,263	$0.29	3.61	$454
Granted	27,606,503	$0.17
Exercised	-	$-
Forfeited	(6,140,036)	$0.25
Outstanding, June 30, 2008	117,756,730	$0.26	3.69	$29

Vested and expected to vest at June 30, 2008	117,756,730	$0.40	4.33	$-

Exercisable, June 30, 2008	117,631,730	$0.26	3.69	$29

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested warrants as of June 30, 2008 and changes during the period then ended, is presented below:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	950,000	0.48	$0.05	950,000	$0.05
0.17	95,706,496	3.92	0.17	95,706,496	0.17
0.32	4,575,521	1.13	0.32	4,575,521	0.32
0.38 - 0.40	8,728,890	4.20	0.38	8,603,890	0.38
0.85 - 0.96	5,869,831	2.43	0.95	5,869,831	0.95
2.20	155,917	1.73	2.20	155,917	2.20
2.48 - 2.54	1,770,075	1.46	2.54	1,770,075	2.54
	117,756,730			117,631,730

The following table summarizes information about warrants outstanding and exercisable at June 30, 2008.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2008	375,000	$0.46
Granted	30,606,503	0.11
Vested	(30,856,503)	0.11
Forfeited	-	-
Unvested at June 30, 2008	125,000	$0.08

12.	ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

The following table summarizes the components of the adjustment to fair value of derivatives which were recorded as charges to results of operations for the three and six months ended June 30, 2008. The table summarizes by category of derivative liability the (increase) decrease in fair value from market changes during the three and six months ended June 30, 2008, the impact of additional investments and repricing and exercise of certain warrants.

June 30, 2008	Three Months Ended	Six Months Ended
Embedded Pipe derivatives - 9.05	$79,309	$168,857
Pipe Hybrid instrument – 9.06	280,948	695,790
Pipe Hybrid- FAS 155 – 8.07	(1,518,774)	(1,301,276)
Pipe Hybrid- February 2008	195,270	258,632
Pipe Hybrid- April 2008	141,105	141,105
Original warrants PIPE 2005 , excluding replacement warrants	141,407	156,014
Replacement Warrants	912,776	956,978
Warrants – PIPE 2006-investors	1,397,606	1,478,337
Warrants – PIPE 2007-investors	3,338,410	3,286,787
Warrants – PIPE 2008-investors	816,232	816,232
Other Warrant Derivatives- 2005 and 2006	1,173,275	1,296,746
Other Warrants Derivatives - 2007	249,341	272,974

	$7,206,905	$8,227,176

13.	STOCKHOLDERS’ EQUITY TRANSACTIONS

The Company is authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock the Company is authorized to issue is 50,000,000 par value $0.001 per share. The total number of shares of Common Stock the Company is authorized to issue is 500,000,000, par value $0.001 per share. The Company had no Preferred Stock outstanding as of June 30, 2008 and had 174,828,360 shares of Common Stock outstanding as of June 30, 2008.

Effective as of April 1, 2008, Jonathan F. Atzen, the Company’s Senior Vice President, General Counsel and Secretary, resigned from his positions with the Company and terminated his employment arrangement with the Company. Pursuant to the terms of an agreement between the Company and Mr. Atzen effective April 1, 2008, the Company agreed to (i) pay Mr. Atzen $48,333.33 in cash as a severance payment, (ii) issue a fully vested option to purchase an aggregate of 400,000 shares of common stock pursuant to the Company’s 2005 Stock Incentive Plan, as amended (the “2005 Plan”), (iii) issue an aggregate of 936,692 shares of the common stock pursuant to the 2005 Plan, (iv) provide for the vesting of all outstanding stock options held by Mr. Atzen and (v) provide Mr. Atzen and his family with full healthcare and dental coverage for a period of 6 months as was provided to Mr. Atzen during his employment.

Effective as of March 17, 2008, Ivan Wolkind, the Company's Senior Vice President—Finance, Administration & Chief Accounting Officer, resigned from all positions with the Company and voluntarily terminated his employment arrangement with the Company for personal reasons. On April 2, 2008, the Company entered into a Consulting Agreement with Mr. Wolkind. Pursuant to the Consulting Agreement, Mr. Wolkind agreed for a period of 90 days to provide up to 20 hours per week of financial consulting services to the Company including but not limited to (i) assisting with general accounting and investor diligence, (ii) commenting on the structure of proposed financial transactions, (iii) responding to queries regarding ACT's corporate structure, and (iv) reviewing strategic and financial documents as appropriate. As consideration for the services to be provided, the Company agreed to pay Mr. Wolkind an aggregate of $45,834 of which was paid on April 2, 2008. As additional consideration for the services to be provided, the Company agreed to issue to Mr. Wolkind 238,719 shares of common stock pursuant to the 2005 Plan. On May 2, 2008, the consulting contract was terminated with no future payments due.

14.	STOCK-BASED COMPENSATION

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At June 30, 2008, ACT had granted 2,492,000 common share purchase options under the plan. At June 30, 2008, there were 308,000 options available for grant under this plan.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the “2004 Stock Plan II”). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At June 30, 2008, ACT had granted 1,301,161 common share purchase options under the plan. At June 30, 2008, there were no options available for grant under this plan.

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”), subject to approval of our shareholders. The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. On January 24, 2008, the Company’s shareholders approved an increase of 25,000,000 shares to the 2005 Plan. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At June 30, 2008, we had granted 19,958,707 (net of forfeitures) common stock purchase options and 4,964,010 shares of common stock under the plan. At June 30, 2008, there were 17,718,017 options available for grant under this plan.

Stock Option Activity

A summary of option activity for the six months ended June 30, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, December 31, 2007	11,620,971	$0.78	7.16	$255
Granted	11,875,734	$0.21
Exercised	(1,200,000)	$0.05
Forfeited	(7,910,681)	$0.52
Outstanding, June 30, 2008	14,386,024	$0.51	8.18	$28

Vested and expected to vest at June 30, 2008	13,444,547	$0.28	9.39	$-

Exercisable, June 30, 2008	7,143,896	$0.75	6.94	$28

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested employee stock options as of June 30, 2008 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested at January 1, 2008	783,814	$0.46
Granted	11,875,734	$0.21
Vested	(1,278,168)	$0.40
Forfeited	(4,377,758)	$0.26
Unvested at June 30, 2008	7,003,622	$0.26

As of June 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,294,000, which is expected to be recognized over a weighted average period of approximately 9.51 years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2008.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
0.05	922,000	6.12	$0.05	922,000	$0.05
0.21	7,440,000	9.61	0.21	757,414	0.21
0.25	1,301,161	6.45	0.25	1,301,161	0.25
0.35	65,000	8.04	0.35	31,146	0.35
0.75 - 0.76	20,000	8.33	0.75	8,337	0.75
0.85	3,455,446	6.56	0.85	3,075,445	0.85
1.35	235,000	7.81	1.35	195,323	1.35
2.04 - 2.11	295,000	7.49	2.07	229,271	2.07
2.20 - 2.48	652,417	7.15	2.34	623,799	2.34
	14,386,024			7,143,896

15.	COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for office and laboratory space in Massachusetts commencing December 2004 and expiring April 2010, and for office space in Los Angeles, California commencing November 2005 and expiring May 2008. The Company’s rent at its Los Angeles, California site was on a month-to-month basis after May 2008. Annual minimum lease payments are as follows:

Year 1	$236,304
Year 2	196,920
Total	$433,224

Rent expense recorded in the financial statements for the three months ended June 30, 2008 and 2007 was approximately $310,000 and $324,000, respectively. Rent expense recorded in the financial statements for the six months ended June 30, 2008 and 2007 was approximately $721,000 and $652,000, respectively.

The Company has entered into employment contracts with certain executives and research personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of three months to one year of annual salary as severance if we terminate a contract without cause, along with the acceleration of certain unvested stock option grants.

As stated in Note 13, effective as of April 1, 2008, Jonathan F. Atzen, the Company’s Senior Vice President, General Counsel and Secretary, resigned from his positions with the Company and terminated his employment arrangement with the Company. Mr. Atzen had no disagreements with the Company, its Board of Directors or its management in any matter relating to the Company’s operations, policies or practices.

As stated in Note 13, effective as of March 17, 2008, Ivan Wolkind, the Company's Senior Vice President—Finance, Administration & Chief Accounting Officer, resigned from all positions with the Company and voluntarily terminated his employment arrangement with the Company for personal reasons. Mr. Wolkind had no disagreements with the Company, its Board of Directors or its management in any matter relating to the Company’s operations, policies or practices.

On May 26, 2008, Alan G. Walton, Ph., D.Sc. announced his resignation from the Board of Directors of the Company, effective immediately.  Dr. Walton had no disagreements with the Company, its Board of Directors or its management in any matter relating to the Company’s operations, policies or practices.

On May 31, 2008, the Company settled a dispute as a subtenant to its Alameda, California office for nonpayment of rent to its sublandlord. The sublease expired on May 31, 2008. As of that date, $445,000 of base rent, additional rent, and equipment payments, plus late fees and costs due under the sublease for a grand total of approximately $475,000 remained unpaid during the period from January 1, 2008 through May 31, 2008. On the date of the lease expiration, the Company vacated the premises but failed to remove the equipment that belonged to the Company. Consequently, the Company has agreed to assign all rights to the equipment to the sublandlord in partial settlement of amounts owed. Further, the Company has agreed to assign the sublandlord 62.5% of the Company’s right, title, and interest in all royalties and 65% of subtenant’s right, title, and interest in all other consideration payable to the Company under a license agreement with Embryome Sciences, Inc., dated July 10, 2008, until such time as the sublandlord has received royalty and other payments equal to $475,000, including the value of the equipment assigned to the sublandlord. Accordingly, the Company has recorded accrued rents relating to this matter in the amount of $448,000, which is the $475,000 settlement amount net of the withheld deposit of $27,000, in the accompanying consolidated balance sheet at June 30, 2008.

The Company and its subsidiary Mytogen, Inc. are currently defending themselves against a civil action brought in Suffolk Superior Court, No. 09-442-B, by their former landlord at 79/96 Thirteenth Street, Charlestown, Massachusetts, a property vacated by the Company and Mytogen effective May 31, 2008. In that action, Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”) is alleging that it has been unable to relet the premises and therefore seeking rent for the vacated premises since September 2008.  Alexandria is also seeking certain clean-up and storage expenses.  The Company is defending against the suit, claiming that ARE had breached the covenant of quiet enjoyment as of when Mytogen vacated, and that had ARE used reasonable diligence in its efforts to secure a new tenant, it would have been more successful.  No trial date has been set. At this time, management cannot determine the amount of a potential settlement and thus no amount has been accrued in its financial statements.

16.	INCOME TAXES

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

The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of June 30, 2008 and 2007. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three and six months ended June 30, 2008 and 2007. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

17.	SUBSEQUENT EVENTS

On July 10, 2008, the Company granted an exclusive license to Embryome Sciences, Inc., a wholly owned subsidiary of BioTime, Inc., to use its “ACTCellerate” embryonic stem cell technology and a bank of over 140 diverse progenitor cell lines derived using that technology. Under the agreement, the Company received an up-front payment of $470,000, and is eligible to receive an 8% royalty on sales of products, services, and processes that utilize the licensed technology. However, in connection with the rent judgment discussed in the following paragraph, in connection with unpaid rents settled with its landlord, the Company has assigned the landlord rights and interest to 62.5% of all royalties on this contract, and 65% of all other consideration payable under this license agreement until such time that the Company has repaid amounts owed to the landlord that total $475,000.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures at June 30, 2008 and September 30, 2008. As of April 30, 2009, the moratorium remains in effect. See Notes 5, 6, 7, 8, and 9 for descriptions of these debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. The debenture agreement requires in the event of default that the full principle amount of the debentures, together with other amounts owing in respect thereof, to the date of acceleration shall become, at the Holder’s election, immediately due and payable in cash. The aggregate amount payable upon event of default shall be equal to the mandatory default amount. The mandatory default amount equals the sum of (i) the greater of: (A) 120% of the principle amount of the debentures to be repaid plus 100% of the accrued and unpaid interest, or (B) the principle amount of the debentures to be repaid, divided by the conversion price on (x) the date the mandatory default amount came due or (y) the date the mandatory default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the mandatory default amount is demanded or otherwise due or (y) the date the mandatory default amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the debentures. Commencing 5 days after the occurrence of any event of default that results in the eventual acceleration of the debentures, the interest rate on the debentures shall accrue at the rate of 18% per annum.

On September 19, 2008, the Company was delivered judgment with respect to the landlord of its Charlestown, Massachusetts site over unpaid lease amounts. The Company failed to make its monthly lease payments after December 2007, which constituted an event of default under the lease agreement. Accordingly, the Company settled with the landlord in total of $1,689,000 for unpaid rent expenses, attorney fees and damages for unpaid rent incurred through September 9, 2008. The Company settled a portion of amounts owed under the judgment by disposal of its fixed assets at this site through an assignment of all rights to these fixed assets, amounting to $228,000. The Company accrued the remaining $874,000 for the portion of damages incurred from January 1, 2008 through June 30, 2008 in accrued expenses its accompanying balance sheet at June 30, 2008. The Company has recorded the remaining $587,000 in the three months ended September 30, 2008 in accrued expenses in it accompanying balance sheet. As of April 30, 2009, the Company had paid the entire amount under the judgment and no longer has any obligations with respect to this judgment.

Between September 29, 2008 and January 20, 2009, the Company was ordered by the Circuit Court of the Twelfth Judicial District Circuit for Sarasosa County, Florida to settle certain past due accounts payable. The Company settled the accounts payable by the issuance of shares of its common stock, based on a formula that divides the amount due in dollars by the settlement date stock price, and multiplied by a specified factor. In aggregate, the Company settled $1,108,673 in accounts payable through the issuance of 260,116,283 shares of its common stock.

On December 18, 2008, the Company entered into a license agreement with Transition for certain of its non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. As of April 30, 2009, the Company has received the entire $3.5 million in cash under this agreement. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program.

On March 1, 2009, the Company vacated a site in Los Angeles, California and moved to another site in Los Angeles. The lease term is through February 28, 2010. Monthly base rent is $2,170.

On March 5, 2009, the Company settled a lawsuit originally brought by Alpha Capital on February 11, 2009, who is an investor in the 2006, 2007, and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. In settlement of the lawsuit, the Company agreed to reduce the conversion price on convertible debentures held by Alpha Capital to $0.02 per share, effective immediately, so long as the Company has a sufficient number of authorized shares to honor the request for conversion.

On March 11, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the agreement, the proceeds from the Facility must be used exclusively for the Company to file an investigational new drug (“IND”) for its RPE program, and will allow the Company to complete both Phase I and Phase II studies in humans. An IND is required to commence clinical trials. Under the terms of the agreement, the Company may draw down funds, as needed for clinical development of the RPE program, from the investor through the issuance of Series A-1 convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the drawdown date, and is convertible into common stock at $0.75 per share. As of April 30, 2009, the Company has not drawn down any money on this credit facility.

CHA Bio & Diostech Co., Ltd.

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies, formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, will develop human blood cells and other clinical therapies based on certain of the Company’s core cell technology. Under the terms of the agreement, the Company has exclusively licensed to the joint venture, which is majority owned by CHA, core stem cell technology. The Company has also contributed certain of its own research and science personnel to the joint venture. Additionally, the Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. In return, CHA has agreed to contribute $500,000 in working capital for the venture as well as paying the Company a license fee of $500,000. As of April 30, 2009, CHA has paid the Company the entire $500,000 towards payment of the license fee.

On March 30, 2009, the Company entered into a second license agreement with CHA under which the Company will license its RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $750,000. Under the agreement, CHA will incur all of the cost associated with the RPA clinical trials in Korea. The agreement is part of the joint venture between the two companies.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth on page 17 herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in: our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain, and defend our intellectual property rights: uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth below on page 17 for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Fair Value Measurements — For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, should be designated as either an equity instrument, an asset or as a liability under FAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company has determined that its outstanding options and warrants require liability accounting and records the fair values as warrant and option derivatives.

On January 1, 2008, the Company adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

•	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

•
Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting prescribed in FAS 133 to account for its 2005 Convertible Debenture as described in Note 9 of the Financial Statements. We applied the accounting prescribed in FAS 155 to account for the 2006, 2007, February 2008, and April 2008 Convertible Debentures as described in Notes 5, 6, 7, and 8 of the Financial Statements. In determining the appropriate fair value, we used Level 2 inputs for our valuation methodology including Black-Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts. Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as Adjustments to Fair Value of Derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

At June 30, 2008, we identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at June 30, 2008
	As of	Using Fair Value Hierarchy
Derivative Liabilities	June 30, 2008	Level 1	Level 2	Level 3
Conversion feature - 2005 debenture	$5	-	$5	-
Anti-dilution provision - 2005 debenture	20,021	-	20,021	-
Default provisions - 2005 debenture	1,426	-	1,426	-
2006 Convertible debenture and embeded derivatives	2,445,797	-	2,445,797	-
2007 Convertible debenture and embedded derivatives	8,042,647	-	8,042,647	-
February 2008 Convertible debentures and embedded derivatives	1,146,941	-	1,146,941	-
April 2008 Convertible debenture and embedded derivatives	4,429,544	-	4,429,544	-
Warrant and option derivatives	7,504,525	-	7,504,525	-
	$23,590,906	-	$23,590,906	-

For the three months ended June 30, 2008 and 2007, we recognized a gain of $7,206,905 and $23,247,555, respectively, for the changes in the valuation of the aforementioned liabilities. For the six months ended June 30, 2008 and 2007, we recognized a gain of $8,227,176 and $11,614,037, respectively, for the changes in the valuation of the aforementioned liabilities.

We did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with FAS 157.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS 159”). FAS 159 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We adopted FAS 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

Stock Based Compensation— Effective January 1, 2006, we adopted the fair value recognition provisions of FAS 123(R), using the modified-prospective transition method. Under this method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted, modified or settled after the adoption date. In accordance with FAS 123(R), the unamortized portion of options granted prior to the adoption date is recognized into earnings after adoption. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Under FAS 123(R), stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions used in the three and six months ended June 30, 2008:

Expected life in years	4.0
Volatility	148%
Risk free interest rate	2.50%
Expected dividends	None
Expected forfeitures	13%

The assumptions used in the Black-Scholes models referred to above are based upon the following data: (1) The expected life of the option is estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility of the underlying shares over the expected term of the option is based upon historical share price data. (3) The risk free interest rate is based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) Expected dividends are based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate is based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

In accordance with FAS 123(R), the benefits of tax deductions in excess of the compensation cost recognized for options exercised during the period are classified as financing cash inflows rather than operating cash inflows.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  We have adopted FAS 157 beginning January 1, 2008 and do not believe the adoption had a material impact on our financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” FAS No. 141 (Revised 2007) changes how a reporting enterprise accounts for the acquisition of a business. FAS No. 141 (Revised 2007) requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. FAS No. 141 (Revised 2007) is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.  We believe adopting FAS No. 141R will significantly impact our financial statements for any business combination completed after December 31, 2008.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of FAS 160 to have a significant impact on our results of operations or financial position.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted FAS No. 159 on January 1, 2008. We chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. Management is currently evaluating the effect of this pronouncement on financial statements.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“FAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. We believe adopting this statement will not have a material impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the useful life of Intangible Assets”, (“FSP FAS 142-3”) which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under FAS 142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in FAS 142. We are currently evaluating the impact that adopting FSP FAS 142-3 will have on the financial statements

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently evaluating the impact that adopting FAS No. 162 will have on the financial statements.

In May 2008, the FASB issued FAS 163, “Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60.” The scope of this Statement is limited to financial guarantee insurance (and reinsurance) contracts, as described in this Statement, issued by enterprises included within the scope of Statement 60. Accordingly, this Statement does not apply to financial guarantee contracts issued by enterprises excluded from the scope of Statement 60 or to some insurance contracts that seem similar to financial guarantee insurance contracts issued by insurance enterprises (such as mortgage guaranty insurance or credit insurance on trade receivables). This Statement also does not apply to financial guarantee insurance contracts that are derivative instruments included within the scope of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will not have an impact on our financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5”. The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. We are currently evaluating the impact that adopting EITF 08-4 will have on the financial statements.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption will not have a material impact on the Company’s financial position or results for the year ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 will not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2008 and 2007

	Three months ended June 30,		Three months ended June 30,
	2008		2007
	Amount	% of Revenue	Amount	% of Revenue
REVENUE	$174,388	100.0%	$274,326	100.0%

COST OF REVENUE	120,186	68.9%	110,318	63.3%

GROSS PROFIT	54,202	31.1%	164,008	94.0%

RESEARCH AND DEVELOPMENT EXPENSES AND GRANT REIMBURSEMENTS	2,786,870	1598.1%	2,819,245	1616.7%

GENERAL AND ADMINSTRATIVE EXPENSES	1,840,116	1055.2%	1,246,180	714.6%

OTHER INCOME (EXPENSE)	(1,016,633)	-583.0%	17,103,923	9808.0%

NET INCOME (LOSS)	$(5,589,417)	-3205.2%	$13,202,506	7570.8%

Revenues

Revenues for the three months ended June 30, 2008 and 2007 were $174,388 and $274,326, respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the three months ended June 30, 2008 was due to fewer new licenses being granted as compared to the three months ended June 30, 2007.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the three months ended June 30, 2008 and 2007 were $2,786,870 and $2,828,842 respectively, a decrease of $41,972.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research. The minor decline in R&D expenditures during the three months ended June 30, 2008 as compared to the same period in 2007 is primarily due to the fact that we closed our Charlestown, Massachusetts and Alameda, California facilities at the end of May 2008.

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

Grant reimbursements for the three months ended June 30, 2008 and 2007 were $0 and $9,597, respectively. The grant reimbursement received during the three months ended June 30, 2007 was from the Small Business Technology Transfer Program. We did not receive grant reimbursements during the three months ended June 30, 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2008 and 2007 were $1,840,116 and $1,246,180 respectively, an increase of $593,936.  This expense increase was primarily a result of an increase in legal, accounting, investor relations services and other professional costs incurred during the three months ended June 30, 2008.

Other Income (Expense)

Other income (expense), net, for the three months ended June 30, 2008 and 2007 were ($1,016,633) and $17,103,923 respectively. The change in net other income (expense) in the three months ended June 30, 2008, compared to that of the earlier period, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financings and the charges related to issuance and repricing of Convertible Debentures. Interest income in the three months ended June 30, 2008 was lower than in the three months ended June 30, 2007 due to the lower cash balances held in interest-bearing deposits during the periods. The increase in interest expense in the three months ended June 30, 2008, compared to the earlier period relates primarily to interest recorded in connection with the convertible debentures, which decreased as principal balances declined.

Net Income (Loss)

Net income (loss) for the three months periods ended June 30, 2008 and 2007 was ($5,589,417) and $13,202,506, respectively. The change in net income (loss) in the current period is the result of changes to the fair value of derivatives, charges related to issuance of Convertible Debentures along with increased general and administrative and research and development expenses, as well as decreased grant reimbursements.

Comparison of Six Months Ended June 30, 2008 and 2007

	Six months ended June 30,		Six months ended June 30,
	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
REVENUE	$298,731	100.0%	$398,669	100.0%

COST OF REVENUE	310,914	178.3%	171,754	98.5%

GROSS PROFIT	(12,183)	-7.0%	226,915	130.1%

RESEARCH AND DEVELOPMENT EXPENSES AND GRANT REIMBURSEMENTS	6,649,253	3812.9%	6,410,751	3676.1%

GENERAL AND ADMINSTRATIVE EXPENSES	3,565,938	2044.8%	2,987,284	1713.0%

OTHER INCOME (EXPENSE)	(4,881,702)	-2799.3%	(2,367,375)	-1357.5%

NET LOSS	$(15,109,076)	-8664.1%	$(11,538,495)	-6616.6%

Revenues

Revenues for the six months ended June 30, 2008 and 2007 were $298,731 and $398,669, respectively. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the six months ended June 30, 2008 was due to fewer new licenses being granted as compared to the six months ended June 30, 2007.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the six months ended June 30, 2008 and 2007 were $6,754,422 and $6,477,930 respectively, an increase of $276,492.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research. The increase in expenses in the current period relates largely to the Company’s Mytogen subsidiary.

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

Grant reimbursements for the six months ended June 30, 2008 and 2007 were $105,169 and $67,179, respectively, from the Small Business Technology Transfer Program.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2008 and 2007 were $3,565,938 and $2,987,284, respectively, a decrease of $578,654.  This expense increase was primarily a result of an increase in legal, accounting, investor relations services, and other professional costs incurred during the six months ended June 30, 2008.

Other Income (Expense)

Other income (expense), net, for the six months ended June 30, 2008 and 2007 was ($4,881,702) and ($2,367,375), respectively. The change in net other income (expense) in the six months ended June 30, 2008, compared to that of the earlier period, relates primarily to interest expense related to the Convertible Debenture financings and the Charges related to issuance and repricing of Convertible Debentures. Interest income in the six months ended June 30, 2008 was lower than in the six months ended June 30, 2007 due to the lower cash balances held in interest-bearing deposits during the periods. The decrease in interest expense in the six months ended June 30, 2008, compared to the earlier period relates primarily to interest recorded in connection with the convertible debentures, which decreased as principal balances declined.

Net Loss

Net loss for the six months periods ended June 30, 2008 and 2007 was $15,109,076 and $11,538,495, respectively. The change in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures and charges related to issuance of Convertible Debentures along with increased general and administrative and research and development expenses, as well as decreased grant reimbursements.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six months ended June 30,
	2008	2007
Net cash used in operating activities	$(3,754,418)	$(7,522,258)
Net cash used in investing activities	(168,549)	(49,139)
Net cash provided by (used in) financing activities	2,790,122	(348,352)
Net decrease in cash and cash equivalents	(1,132,845)	(7,919,749)
Cash and cash equivalents at the end of the period	$33,271	$769,587

Operating Activities

Our net cash used in operating activities during the six months ended June 30, 2008 and 2007 was $3,754,418 and $7,522,258, respectively. Cash used operating activities decreased during the current period primarily due to a decrease in cash and cash equivalents available for use during the period.

Cash Flows from Investing and Financing Activities

Cash used in investing activities during the six months ended June 30, 2008 and 2007 was $168,549 and $49,139, respectively. Our cash used in investing activities during each of the two respective periods are primarily attributed to purchases of property and equipment. Cash flows provided by financing activities during the six months ended June 30, 2008 consisted of proceeds of $2,812,432 from the issuance of convertible debentures.  During the six months ended June 30, 2007, we made payments of $139,123 on convertible debentures and also made a settlement payment of $170,249.

We are financing our operations primarily from the following activities:

•
On April 4, 2008, we released closing escrow on the issuance of $4,038,880 of its amortizing senior secured convertible debentures and associated warrants. The net cash and cash in-kind received by the Company related to this financing was $2,332,431.

•	On April 30, 2008 we received a one time payment of $300,000 from Terumo International which extended their ability to commence a Phase I Clinical Trial in Japan by one year.
•	On June 17, 2008, the Company drew down $60,000 and received $50,000 (reflecting a 16.66% original issue discount) under Note B described in Note 6 to the financial statements.
•
On July 10, 2008, we granted an exclusive license to Embryome Sciences, Inc., a wholly owned subsidiary of BioTime, Inc., to use its “ACTCellerate” embryonic stem cell technology and a bank of over 140 diverse progenitor cell lines derived using that technology. Under the agreement, we received an up-front payment of $470,000, and are eligible to receive an 8% royalty on sales of products, services, and processes that utilize the licensed technology.

•
Between September 29, 2008 and January 20, 2009, we settled certain past due accounts payable by the issuance of shares of its common stock. In aggregate, we settled $1,108,673 in accounts payable through the issuance of 260,116,283 shares of our common stock.

•
On December 1, 2008, we formed an international joint venture with CHA Bio & Diostech Co., Ltd. (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies. CHA has agreed to contribute $500,000 in working capital for the venture as well as paying the Company a license fee of $500,000. As of April 30, 2009, CHA has paid the Company the entire $500,000 towards payment of the license fee.

•
On December 18, 2008, we entered into a license agreement with an Ireland-based investor, Transition Holdings Inc. (“Transition”), for certain of our non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. As of April 30, 2009, we have received the entire $3.5 million in cash under this agreement. We expect to apply the proceeds towards its retinal epithelium (“RPE”) cells program.

•
On March 30, 2009, we entered into a second license agreement with CHA under which we will license our RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. We are eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including us making an IND submission to the US FDA to commence clinical trials in humans using the technology. We received an up-front fee under the license in the amount of $750,000. Under the agreement, CHA will incur all of the cost associated with the RPA clinical trials in Korea. The agreement is part of the joint venture between the two companies.

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

On a longer term basis, we have no expectation of generating any meaningful revenues from our product candidates for a substantial period of time and will rely on raising funds in capital transactions to finance our research and development programs.  Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting and enforcing patents, and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions.  If we are unable to raise additional funds, we will be forced to either scale back or business efforts or curtail our business activities entirely.  We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least four months from the date we file these financial statements, although certain of these activities and related personnel may need to be reduced.  We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our Common Stock.

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

We will require substantial additional funds to continue operating which may not be available on acceptable terms, if at all.  We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit that raise substantial doubt about our ability to continue as a going concern. We do not believe that our cash from all sources, including cash, cash equivalents and anticipated revenue stream from licensing fees and sponsored research contracts is sufficient for us to continue operations through the next 12 months without raising additional funds.

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

Risks Relating to the September 2005, September 2006, August 2007, February 2008, and April 2008 Financings

If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.  We have outstanding, as of April 30, 2009, $13,616,520 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187% with $4,038,880 in April 2008 Debentures, $720,000 in February 2008 Debentures, $6,860,531 in 2007 Debentures, $1,907,168 in 2006 Debentures, and $89,941 in 2005 Debentures. We are required to redeem on a monthly basis, by payment, at our option, with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures.

Unless sooner converted into shares of our common stock the 2005 Debentures were due and payable on September 14, 2008, the 2006 Debentures are due and payable on September 6, 2009, the 2007 Debentures are due and payable on August 31, 2010, the February 2008 Debentures are due and payable February 15, 2010, and the April 2008 Debentures are due and payable April 4, 2009. Any event of default could require the early repayment of the convertible debentures, including the accruing of interest on the outstanding principal balance of the debentures if the default is not cured with the specified grace period. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures; however no assurance can be provided that any amount of debentures will be converted. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we were unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

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

We face risks related to compliance with corporate governance laws and financial reporting standards. The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the Securities and Exchange Commission and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting, referred to as Section 404, have materially increased our legal and financial compliance costs and made some activities more time-consuming and more burdensome. Section 404 requires that our management assess our internal control over financial reporting annually and, commencing with the filing of the Annual Report for the year ended December 31, 2007, include a report on its assessment. In 2009 our independent registered public accounting firm may be required to audit both the design and operating effectiveness of our internal controls and management’s assessment of the design and the operating effectiveness of our internal control over financial reporting.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  We have determined that the loss of certain personnel in our legal, accounting and finance departments, when considered collectively in light of the number and complexity of accounting matters requiring consideration, created a possibility that a material misstatement of our financial statements could occur and may not be prevented or detected.  In addition, we have identified material weaknesses in internal control over financial reporting as discussed in our most recent annual report filed on Form 10-KSB.  As a result, our disclosure controls and procedures were not effective as of June 30, 2008.  To address these material weaknesses, we have retained an outside accounting consulting firm to assist the Company in preparing and reviewing the restatements and preparing this Quarterly Report on Form 10-Q.  We are also initiating an employment search process to fill open positions.

Nothwithstanding any material weaknesses identified above, we believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim periods presented in our quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2008, both our principal financial/accounting officer and our general counsel resigned from their positions with the company.  Our Chief Executive Officer has assumed the duties of our principal financial/accounting officer and will continue to do so until a replacement is hired.

 Except as noted above, there have been no other significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gary D. Aronson v. Advanced Cell Technology, Inc., Superior Court of California, County of Alameda, Case No. RG07348990. John S. Gorton v. Advanced Cell Technology, Inc, Superior Court of California, County of Alameda Case No. RG07350437.  On October 1, 2007 Gary D. Aronson brought suit against the Company with respect to a dispute over the interpretation of the anti-dilution provisions of the Company’s warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that the Company breached warrants to purchase securities issued by the Company to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  Plaintiffs assert monetary damages in excess of $14 million.  Plaintiffs may alternatively seek additional shares in the Company with a value potentially in excess of $14 million, or may seek a combination of monetary damages and shares in the Company.  Plaintiffs also seek prejudgment interest and attorney fees.  Discovery is not complete and no conclusions have been reached as to the potential exposure to the Company or whether the Company has liability.

Alexandria Real Estate-79/96 Charlestown Navy Yard v. Advanced Cell Technology, Inc. and Mytogen, Inc. (Suffolk County, Massachusetts):  The Company and its subsidiary Mytogen, Inc. are currently defending themselves against a civil action brought in Suffolk Superior Court, No. 09-442-B, by their former landlord at 79/96 Thirteenth Street, Charlestown, Massachusetts, a property vacated by the Company and Mytogen effective May 31, 2008. In that action, Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”) is alleging that it has been unable to relet the premises and therefore seeking rent for the vacated premises since September 2008.  Alexandria is also seeking certain clean-up and storage expenses.  The Company is defending against the suit, claiming that ARE had breached the covenant of quiet enjoyment as of when Mytogen vacated, and that had ARE used reasonable diligence in its efforts to secure a new tenant, it would have been more successful.  No trial date has been set.

On May 31, 2008, the Company settled a dispute as a subtenant to its Alameda, California office for nonpayment of rent to its sublandlord. The sublease expired on May 31, 2008. As of that date, $445,000 of base rent, additional rent, and equipment payments, plus late fees and costs due under the sublease for a grand total of approximately $475,000 remained unpaid during the period from January 1, 2008 through May 31, 2008. On the date of the lease expiration, the Company vacated the premises but failed to remove the equipment that belonged to the Company. Consequently, the Company has agreed to assign all rights to the equipment to the sublandlord in partial settlement of amounts owed. Further, the Company has agreed to assign the sublandlord 62.5% of the Company’s right, title, and interest in all royalties and 65% of subtenant’s right, title, and interest in all other consideration payable to the Company under a license agreement with Embryome Sciences, Inc., dated July 10, 2008, until such time as the sublandlord has received royalty and other payments equal to $475,000, including the value of the equipment assigned to the sublandlord.

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

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, we issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of our common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, we entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which we granted JMJ Financial a security interest in certain of our assets securing the JMJ Note. As of June 30, 2008, we had drawn down and received the following amounts under Note B:

• On March 17, 2008 — $60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).
• On June 17, 2008 — $60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).

Pursuant to the Use of Proceeds Agreement entered into in connection with the issuance of Note B, we are required to use the proceeds from Note B solely for research and development dedicated to adult stem cell research.

As described in our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 1, 2008, as amended on April 9, 2008, we issued senior secured convertible debentures dated March 31, 2008 in the aggregate principal amount of $4,038,880 with an original issue discount of 20.3187%.  The closing escrow established in connection with the transaction was released April 4, 2008. In connection with the closing of the issuance and sale of convertible debentures, we received gross proceeds of $2,332,431, excluding refinancing of bridge debt and in-kind payments incurred in anticipation of the financing. The convertible debentures are due and payable one year from the date of issuance, unless sooner converted into shares of our common stock.   At any time from the closing date until the maturity date of the debentures, the Purchasers have the right to convert the debentures, in whole or in part, into common stock of the Company at the then effective conversion price. The debentures are initially convertible into 26,925,867 shares of common stock at a price of $0.15 per share. In connection with the closing of the 2008 financing, we also issued to the investors warrants to purchase an aggregate of 26,925,867 shares of our common stock. The term of the warrants is five years and the exercise price is $0.165 per share, subject to anti-dilution and other customary adjustments.

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
William M. Caldwell, IV
Chief Executive Officer and Principle Financial Officer
Dated: May 8, 2009