Form 10-Q
period 2008-09-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2009-05-08
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

 FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

	September 30,	December 31,
	2008	2007
	(unaudited)	(restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,546	$1,166,116
Accounts receivable	6,793	27,026
Prepaid expenses	70,042	68,416
Deferred royalty fees, current portion	257,911	341,274
Total current assets	344,292	1,602,832

Property and equipment, net	548,306	914,504
Deferred royalty fees, less current portion	757,200	1,202,430
Deposits	-	115,192
Deferred issuance costs, net of amortization of $7,366,480 and $3,874,300	-	4,772,087

TOTAL ASSETS	$1,649,798	$8,607,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,640,993	$5,517,876
Accrued expense	2,704,729	1,120,781
Accrued default interest	3,530,830	-
Deferred revenue, current portion	800,021	497,374
Advances payable - other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $0 and $600,246	112,424	1,276,871
2006 Convertible debenture and embedded derivatives (fair value $2,297,158 and $3,939,862)	2,297,158	1,625,327
2007 Convertible debenture and embedded derivatives (fair value $7,513,652 and $3,874,026)	7,513,652	1,160,847
February 2008 Convertible debenture and embedded derivatives (fair value $1,266,854 and $0)	1,266,854	-
April 2008 Convertible debenture and embedded derivatives (fair value $4,649,834 and $0)	4,649,834	-
Warrant and option derivatives - current portion	3,500,823	14,574
Short term capital leases	12,955	31,605
Notes payable - other	468,425	468,425
Total current liabilities	35,628,698	11,843,680

2006 Convertible debenture and embedded derivatives, less current portion (fair value $0 and $3,447,230)	-	1,422,164
2007 Convertible debenture and embedded derivatives, less current portion (fair value $0 and $7,748,052)	-	2,321,695
Warrant and option derivatives, less current portion	-	13,011,751
Deferred revenue, less current portion	1,598,483	1,534,485
Total liabilities	37,227,181	30,133,775

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.01par value; 500,000,000 shares authorized, 215,171,484 and 85,027,461 issued and outstanding.	215,171	85,027
Additional paid-in capital	47,832,255	34,302,334
Accumulated deficit	(83,624,809)	(55,914,091)
Total stockholders' deficit	(35,577,383)	(21,526,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,649,798	$8,607,045

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
		(restated)		(restated)

Revenue (License fees and royalties)	$242,195	$124,337	$540,926	$523,006
Cost of Revenue	95,180	85,319	406,094	257,073
Gross profit	147,015	39,018	134,832	265,933

Operating expenses:
Research and development	1,434,896	6,746,259	8,189,318	13,224,189
Grant reimbursements	-	-	(105,169)	(67,179)
General and administrative expenses	594,663	1,617,683	4,160,601	4,604,967
Total operating expenses	2,029,559	8,363,942	12,244,750	17,761,977
Loss from operations	(1,882,544)	(8,324,924)	(12,109,918)	(17,496,044)

Non-operating income (expense):
Interest income	70	20,042	8,236	123,049
Interest expense and late fees	(13,740,858)	(3,767,167)	(26,488,148)	(17,202,171)
Charges related to issuance of February 2008 convertible debentures	-	-	(1,217,342)	-
Charges related to issuance of 2007 convertible debenture and warrants	-	(3,871,656)	-	(3,871,656)
Charges related to repricing of 2005 convertible debenture and warrants	-	-	-	(843,277)
Income related to repricing of 2006 and 2007 convertible debentures and warrants	-	-	847,588	-
Adjustments to fair value of derivatives	3,762,539	8,049,293	11,989,715	19,663,330
Gain (loss) on settlement	(740,849)	-	(740,849)	193,862
Total non-operating income (expense)	(10,719,098)	430,512	(15,600,800)	(1,936,863)

Loss before income tax	(12,601,642)	(7,894,412)	(27,710,718)	(19,432,907)

Income tax	-	-
Net loss	$(12,601,642)	$(7,894,412)	$(27,710,718)	$(19,432,907)

Weighted average shares outstanding :
Basic	194,417,191	64,291,290	148,070,055	75,465,805
Diluted	194,417,191	64,291,290	148,070,055	75,465,805

Loss per share:
Basic	$(0.06)	$(0.12)	$(0.19)	$(0.26)
Diluted	$(0.06)	$(0.12)	$(0.19)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2007	85,027,461	$85,027	$34,302,334	$(55,914,091)	$(21,526,730)

Convertible Debentures Redemptions	59,805,820	59,806	5,247,420	-	5,307,226

Convertible Debentures Conversions	38,100,654	38,101	5,877,341	-	5,915,442

Issuance of stock for debenture financing costs	3,912,933	3,913	370,271	-	374,184

Option compensation charges	-	-	406,168	-	406,168

Adjustment to fair value of derivatives	-	-	78,367	-	78,367

Issuance of stock to settle 2007 debenture dispute	8,091,257	8,091	315,559	-	323,650

Issuance in respect of anti-dilution provision of convertible debenture	70,503	71	15,510	-	15,581

Issuance of stock in payment of expenses and settlement of accounts payable	17,465,593	17,465	1,019,549	-	1,037,014

Issuance of stock under stock incentive plan	1,497,263	1,497	140,936	-	142,433

Issuance of stock upon exercise of options	1,200,000	1,200	58,800	-	60,000

Net loss for the nine months ended September 30, 2008	-	-	-	(27,710,718)	(27,710,718)

Balance September 30, 2008	215,171,484	$215,171	$47,832,255	$(83,624,809)	$(35,577,383)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(UNAUDITED)

	Nine Months Ended September 30,
	2008	2007
		(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,710,718)	$(19,432,907)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	312,672	285,878
Write-off of uncollectible accounts receivable	25,000	-
Amortization of deferred charges	528,593	227,006
Amortization of deferred revenue	(553,355)	(373,006)
Stock based compensation	768,193	447,990
Amortization of deferred issuance costs	4,792,087	3,168,413
Amortization of discounts	17,458,660	14,121,500
Loss on extinguishment of debt	-	(193,862)
Adjustements to fair value of derivatives	(11,989,715)	(19,663,329)
Charges related to issuance of February 2008 convertible notes	685,573	-
Charges related to issuance of April 2008 convertible notes	531,769	-
Charges related to issuance of 2007 convertible debentures	-	3,871,656
Repricing of 2005 convertible debentures and warrants	-	843,277
Repricing of 2006 and 2007 convertible debentures and warrants	(847,588)	-
Shares of common stock issued for services	9,496	1,785,543
Warrants issued for consulting services	155,281	-
Charges related to settlement of anti-dilution provision	15,581	-
Issuance of note for services received	750,000	-
Shares of common stock issued for financing costs	697,834	-
Non-cash rent expense	254,231	-
Forfeiture of rent deposits	88,504	-
Loss on settlement of litigation	740,849	-
(Increase) / decrease in assets:
Accounts receivable	(4,767)	37,922
Prepaid expenses	(1,626)	13,047
Deferred charges	-	(567,933)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	5,065,128	1,298,801
Interest Payable	3,535,643	(75,833)
Deferred revenue	920,000	-

Net cash used in operating activities	(3,772,675)	(14,205,837)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(174,017)	(45,123)
Payment of deposits	-	5,000
Charges related to Mytogen acquisition	-	3,758,838

Net cash provided by (used in) investing activities	(174,017)	3,718,715

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	2,182,432	-
Payments on convertible debentures	-	(139,123)
Payments on notes and leases	(18,650)	(58,470)
Proceeds from notes payable	630,000	8,848,200
Payment for issuance costs on note payable	(3,660)	-
Settlement payment	-	(170,249)

Net cash provided by financing activities	2,790,122	8,480,358

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,156,570)	(2,006,764)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,166,116	8,689,336

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$9,546	$6,682,572

CASH PAID FOR:
Interest	$2,504	$5,008
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 59,805,820 and 10,189,994 shares of common stock in redemption of convertible debentures	$5,307,226	$5,073,000
Issuance of 38,100,654 and 16,457,315 shares of common stock in conversion of convertible debentures	$5,915,442	$8,343,000
Issuance of 70,503 shares of common stock to settle an anti-dilution provision feature of convertible debenture	$15,581	$-
Issuance of 1,200,000 shares of common stock upon exercise of employee stock options	$60,000	$-
Issuance of 8,064,517 shares of common stock in acquisition of Mytogen	$-	$2,419,355

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

•
On July 10, 2008, the Company granted an exclusive license to Embryome Sciences, Inc., a wholly owned subsidiary of BioTime, Inc., to use its “ACTCellerate” embryonic stem cell technology and a bank of over 140 diverse progenitor cell lines derived using that technology. Under the agreement, the Company received an up-front payment of $470,000, and is eligible to receive an 8% royalty on sales of products, services, and processes that utilize the licensed technology. However, as discussed in more detail in Note 16, in connection with unpaid rents ordered to be paid to a landlord, the Company has assigned the landlord rights and interest to 62.5% of all royalties on this contract, and 65% of all other consideration payable under this license agreement until such time that the Company has repaid amounts owed to the landlord that total $475,000.

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

In mid-May 2008, the Company discovered that the Deferred Issuance costs and discounts had been amortized over a period longer than the weighted average life of the instruments, with the result that the discounts and debt issuance costs should have been charged to interest expense on a faster basis than had been the case. Upon learning of the error the Company has recalculated the amortization and resulting interest expense.  The Company also discovered that its calculation of the weighted average shares used in calculating basic and diluted earnings per share for the three month period ended September 30, 2007 was in error. The actual basic and diluted weighted average shares outstanding for the three and nine months ended September 30, 2007 was approximately 17,182,000 and 36,190,000 shares, respectively, higher than reported.

In accordance with Statement of Accounting Standards No. 154, the Company has determined that these were errors, and has therefore restated the accompanying statements of operations, and cash flows for the three and nine months ended September 30, 2007 and the balance sheet as of December 31, 2007.

	As Originally Reported	Restated	Difference

December 31, 2007

Balance Sheet
Deferred issuance costs	$5,107,599	$4,772,087	$(335,512)
2005 Convertible debenture and embedded derivatives – current portion	$1,040,156	$1,276,871	$236,715
2006 Convertible debenture and embedded derivatives – current portion	$906,860	$1,625,327	$718,467
2007 Convertible debenture and embedded derivatives – current portion	$363,805	$1,160,847	$797,042
2006 Convertible debenture and embedded derivatives, less current portion	$793,504	$1,422,164	$628,660
2007 Convertible debenture and embedded derivatives, less current portion	$2,364,731	$2,321,695	$(43,036)
Accumulated deficit	$(53,240,732)	$(55,914,091)	$(2,673,359)
Total stockholders’ deficit at December 31, 2007	$(18,853,371)	$(21,526,730)	$(2,673,359)

	As Originally Reported	Restated	Difference
September 30, 2007

Balance Sheet
Deferred issuance costs	$5,826,401	$5,449,945	$(376,456)
2005 Convertible debenture and embedded derivatives – current portion	$1,976,205	$2,139,846	$163,641
2006 Convertible debenture and embedded derivatives – current portion	$1,804,993	$1,685,861	$(119,132)
2007 Convertible debenture and embedded derivatives – current portion	$481,161	$525,145	$43,984
2006 Convertible debenture and embedded derivatives, less current portion	$5,930,692	$2,204,587	$(3,726,105)
2007 Convertible debenture and embedded derivatives, less current portion	$1,580,958	$1,725,476	$144,518
Accumulated deficit	$(58,786,476)	$(59,448,272)	$(661,796)
Total stockholders’ deficit at September 30, 2007	$(26,525,106)	$(27,186,902)	$(661,796)

Three Months Ended September 30, 2007

Statement of Operations
Interest expense	$(2,106,741)	$(3,767,167)	$(1,689,891)
Adjustments related to fair value of warrants	$6,132,251	$8,049,293	$1,917,042
Net loss	$(8,151,027)	$(7,894,412)	$227,151
Basic and diluted loss per share	$(0.17)	$(0.12)	$0.05

Weighted average shares – basic and diluted	47,109,090	64,291,290	17,182,200

Nine Months Ended September 30, 2007

Statement of Operations
Interest expense	$(10,474,559)	$(17,202,171)	$(6,727,612)
Adjustments related to fair value of warrants	$15,455,664	$19,663,330	$4,207,666
Net loss	$(16,912,960)	$(19,432,907)	$(2,519,947)
Basic and diluted loss per share	$(0.43)	$(0.26)	$0.17

Weighted average shares – basic and diluted	39,275,901	75,465,805	36,189,904

Statement of Cash Flows
Net loss	$(16,912,960)	$(19,432,907)	$(2,519,947)
Amortization of discount	$7,770,345	$14,121,500	$6,351,155
Amortization of deferred issuance cost	$2,791,957	$3,168,413	$376,456
Adjustments related to fair value of derivatives	$(15,455,664)	$(19,663,330)	$(4,207,666)

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

Principles of Consolidation —The accounts of the Company and Mytogen, Inc. (“Mytogen”) are included in the accompanying consolidated financial statements for the period from September 20, 2007 to December 31, 2007. On September 20, 2007, a newly formed subsidiary of the Company merged into Mytogen to effect a reorganization of Mytogen. As a result of the merger, the Company became the owner of 100% of the outstanding shares of Mytogen. During the period from September 20, 2007 to September 30, 2008, all intercompany balances and transactions were eliminated in consolidation.

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

Intangible and Long-Lived Assets— The Company follows Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three and nine months ended September 30, 2008 and 2007, no impairment loss was recognized.

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

At September 30, 2008, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value As of	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
Derivative Liabilities (Assets)	September 30, 2008	Level 1	Level 2	Level 3
Conversion feature - 2005 debenture	$3,855	-	$3,855	-
Anti-dilution provision - 2005 debenture	16,259	-	16,259	-
Default provisions - 2005 debenture	3,292	-	3,292	-
Forced conversion - 2005 debenture	(923)	-	(923)	-
2006 Convertible debenture and embedded derivatives	2,297,158	-	2,297,158	-
2007 Convertible debenture and embedded derivatives	7,513,652	-	7,513,652	-
February 2008 Convertible debentures and embedded derivatives	1,266,854	-	1,266,854	-
April 2008 Convertible debenture and embedded derivatives	4,649,834	-	4,649,834	-
Warrant and option derivatives	3,500,823	-	3,500,823	-
	$19,250,804	-	$19,250,804	-

For the three months ended September 30, 2008 and 2007, the Company recognized a gain of $3,762,539 and $8,049,293, respectively, for the changes in the valuation of the aforementioned liabilities. For the nine months ended September 30, 2008 and 2007, the Company recognized a gain of $11,989,715 and $19,663,330, respectively, for the changes in the valuation of the aforementioned liabilities.

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

Share-Based Compensation —Effective January 1, 2006, the Company adopted the fair value recognition provisions of FAS 123(R), using the modified-prospective transition method. Under this method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted, modified or settled after the adoption date. In accordance with FAS 123(R), the unamortized portion of options granted prior to the adoption date is recognized into earnings after adoption. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Under FAS 123(R), stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions used in the three and nine months ended September 30, 2008:

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

Net Loss Per Share —We use FAS No. 128, “Earnings Per Share” for calculating the basic and diluted loss per share. We compute basic loss per share by dividing the net loss attributable to common shareholders by the weighted average number of common shares outstanding. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional shares were dilutive. Common equivalent shares are excluded from the computation of net income (loss) per share if their effect is anti-dilutive.

At September 30, 2008, approximately 222,302,000 potentially dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive. There were 58,000,000 potentially dilutive shares at September 30, 2007 that were excluded from the calculation because their exercise price was greater than the weighted average stock price for the period.

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the useful life of Intangible Assets”(“FSP FAS 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under FAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP FAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in FAS 142. The Company is currently evaluating the impact that adopting FSP FAS 142-3 will have on its financial statements

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The Company is currently evaluating the impact that adopting FAS No. 162 will have on its financial statements.

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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair FAS Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 became effective on October 10, 2008, and its adoption will not have a material impact on the Company’s financial position or results for the year ended December 31, 2008.

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

4. LICENSE REVENUE

On April 30, 2008 the Company received a one time payment of $300,000 from Terumo International which extended their ability to commence a Phase I Clinical Trial in Japan by one year.  All other terms and conditions for the license agreement between Terumo and the Company remain the same. The Company has recorded $75,000 and $125,000 in license fee revenue for the three and nine months ended September 30, 2008, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue in the accompanying consolidated balance sheet at September 30, 2008. The Company is recognizing revenue from this agreement over the one-year extension period.

On May 23, 2008, the Company received $150,000 from International Stem Cells, Inc. as a continuing annual payment to renew its license fee for use of certain of the Company’s technologies. The Company has recorded $37,500 and $50,000 in license fee revenue for the three and nine months ended September 30, 2008, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue in the accompanying consolidated balance sheet at September 30, 2008. The Company is recognizing revenue from this agreement over a one-year period.

On July 10, 2008, the Company granted an exclusive license to Embryome Sciences, Inc., a wholly owned subsidiary of BioTime, Inc., to use its “ACTCellerate” embryonic stem cell technology and a bank of over 140 diverse progenitor cell lines derived using that technology. Under the agreement, the Company received an up-front payment of $470,000, and is eligible to receive an 8% royalty on sales of products, services, and processes that utilize the licensed technology. However, in connection with the rent judgment discussed in Note 16, in connection with unpaid rents settled with its landlord, the Company has assigned the landlord rights and interest to 62.5% of all royalties on this contract, and 65% of all other consideration payable under this license agreement until such time that the Company has repaid amounts owed to the landlord that total $475,000. The Company has recorded $5,376 in license fee revenue for the three and nine months ended September 30, 2008 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue in the accompanying consolidated balance sheet at September 30, 2008. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

5. CONVERTIBLE NOTE PAYABLE—APRIL 2008

On April 4, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $4,038,880 principal amount of senior secured convertible debentures with an original issue discount of $820,648 representing approximately 20.32%. The amortizing senior secured convertible debentures issued at the closing of the 2008 financing will be due and payable one (1) year from the closing, and will not bear interest. The debentures begin amortizing on October 1, 2008. The cash purchase price excluding refinancing of bridge debt and in-kind payments was $2,212,432. Refinanced bridge debt consisted of the aggregate $130,000 in unsecured convertible notes previously issued and sold to PDPI LLC and The Shapiro Family Trust on March 21, 2008. The net outstanding amount of principal plus interest of the Notes was converted into the debt within the 2008 Financing on a dollar-for-dollar basis.  Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. The convertible debentures are convertible beginning on the six-month anniversary of the effective date of the note at the option of the holders into 26,925,867 shares of common stock at a fixed conversion price of $0.15 per share, subject to anti-dilution and other customary adjustments. The Company has classified the note as short term in the accompanying consolidated balance sheet as of September 30, 2008. The debenture contains no restrictions as to the use of the proceeds.

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

In connection with this financing, the Company accrued cash fees to a placement agent of $20,000 and issued warrants to purchase 26,925,867 shares of Common Stock at an exercise price of $0.165 per share. The term of the warrants is five years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at approximately $2,587,521 using the Black-Scholes pricing model. The warrants were again valued at $779,301 at September 30, 2008 at fair value using the Black-Scholes model, representing a decrease in the fair value of the liability of approximately $1,808,220 from the debenture’s inception date, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model at September 30, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 160%, (3) risk-free interest rate of 2.49%, and (4) expected life of 4.5 years. Cash fees accrued in the amount of $20,000, the initial fair value of the original issue discount in the amount of $820,649, and the initial fair value of the warrant discount in the amount of $2,587,521 have been capitalized as debt issuance costs (cash paid) and debt discounts (original issue discount and warrant discount), respectively, and are being amortized over then note’s term of 12 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

Beginning October 1, 2008, the Company is amortizing the note resulting in complete repayment by the maturity date. The Company may make the amortization payment in either cash or equity. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 80% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date.

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

At September 30, 2008, the note and related embedded derivatives outstanding were again valued at fair value using a binomial option pricing model, resulting in the changes shown in the following table in the fair values of the respective liabilities versus the values at April 4, 2008.  The decreases were recorded through the results of operations as an adjustment to fair value of derivatives.

		Fair Value at
Face Amount	Net Purchase Price	April 4, 2008	September 30, 2008	Increase (Decrease)
$4,038,880	$3,218,232	$4,570,649	$4,649,834	$79,185

As of September 30, 2008, the outstanding principal amount for the 2008 Convertible Debentures is $4,038,880. Interest expense for the three and nine months ended September 30, 2008 was $2,611,045 and $3,428,170, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the default interest expense recognized during the three and nine months ended September 30, 2008.

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

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, the Company issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of the Company’s common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, the Company entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which the Company granted JMJ Financial a security interest in certain of its assets securing the JMJ Note. As of September 30, 2008, the Company had drawn down and received the following amounts under Note B:

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

At September 30, 2008, Note A and Note B and related embedded derivatives outstanding were again valued at fair value using a Monte Carlo simulation model, resulting in the changes shown in the following table in the fair values of the respective liabilities versus the values at February 15, 2008, March 17, 2008, and June 17, 2008.  The decreases were recorded through the results of operations as an adjustment to fair value of derivatives.

			Fair Value at
			February 15,		September 30,	Increase
	Face Amount	Net Purchase Price	2008		2008	(Decrease)
Note A	$600,000	$500,000	$1,229,466		$1,055,731	$(173,735)
Note B, Tranche 1	60,000	50,000	116,107	*	105,561	(10,546)
Note B, Tranche 2	60,000	50,000	110,641	**	105,562	(5,079)
Total	$720,000	$600,000	$1,456,214		$1,266,854	$(189,360)

*     Fair value at March 17, 2008
**   Fair value at June 17, 2008

As of September 30, 2008, the outstanding principal amount for the 2008 Convertible Debentures is $720,000. Interest expense for the three and nine months ended September 30, 2008 was $98,118 and $113,124, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the default interest expense recognized during the three and nine months ended September 30, 2008.

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

The April 2008 note (see Note 5) contains a provision that modifies the conversion rate to $0.15 per common share and a warrant exercise price of $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2007 debentures. The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2007 Convertible Debentures. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price and warrant exercise price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. The Company recorded an additional debt discount in the amount of $451,389 in its accompanying consolidated balance sheet at September 30, 2008 for the impact of the change in the conversion price. See Note 5.

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

The 2007 convertible debentures and related embedded derivatives outstanding at September 30, 2008 were again valued at fair value using a combination of Binomial and Black-Scholes models, resulting in a decrease in the fair value of the liability of approximately $168,902 for the three months ended September 30, 2008 and an increase of $1,132,374 for the nine months ended September 30, 2008, which was recorded through the results of operations as an adjustment to fair value of derivatives.

In connection with this financing, the Company paid cash fees to a placement agent of $1,001,800 and issued a warrant to purchase 6,328,890 shares of common stock at an exercise price of $0.38 per share (modified for holders who are also subscribers of the April 2008 note payable – see Note 5). The initial fair value of the warrant was estimated at approximately $2,025,000 using the Black-Scholes pricing model. The broker-dealer warrants were again valued at September 30, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability from December 31, 2007 of approximately $718,968, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model at September 30, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 166%, (3) risk-free interest rate of 2.0%, and (4) expected life of 4.0 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

The following table summarizes the 2007 Convertible Debentures and discounts outstanding at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
2007 convertible debentures at fair value	$7,513,652	$11,622,078
Original issue discount	-	(6,063,955)
Warrant derivative discount	-	(2,075,581)

Net convertible debentures	$7,513,652	$3,482,542
Less current portion	(7,513,652)	(1,160,847)

2007 convertible debenture and embedded
derivatives - long term	$-	$2,321,695

As of September 30, 2008, the outstanding principal amount for the 2007 Convertible Debentures is $7,309,190. Interest expense for the three and nine months ended September 30, 2008 was $5,463,913 and $9,779,387, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the default interest expense recognized during the three and nine months ended September 30, 2008.

8. CONVERTIBLE DEBENTURES—2006

On September 6, 2006, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, the Company received gross proceeds of $8,750,000. The Company may make the amortization payment in either cash or equity. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 85% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date. The convertible debentures are convertible at the option of the holders into 38,129,340 shares of common stock at a fixed conversion price of $0.288 per share, subject to anti-dilution and other customary adjustments. The 2006 convertible debentures and related embedded derivatives outstanding at September 30, 2008 were again valued at fair value using a combination of Binomial and Black-Scholes models, resulting in a decrease in the fair value of the liability of approximately $148,639 for the three months ended September 30, 2008 and $696,422 for the nine months ended September 30, 2008, which was recorded through the results of operations as an adjustment to fair value of derivatives.

The April 2008 note (see Note 5) contains a provision that modifies the conversion rate to $0.15 per common share and a warrant exercise price of $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2006 debentures. The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2006 Convertible Debentures. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price and warrant exercise price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. The Company recorded an additional debt discount in the amount of $396,199, which is included in its accompanying consolidated balance sheet at September 30, 2008 for the impact of the change in the conversion price. See Note 5.

The following table summarizes the 2006 Convertible Debentures and discounts outstanding at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
2006 convertible debentures at fair value	$2,297,158	$7,386,912
Original issue discount	-	(3,777,403)
Warrant derivative discount	-	(562,018)

Net convertible debentures	$2,297,158	$3,047,491
Less current portion	(2,297,158)	(1,625,327)

2006 convertible debenture and embedded
derivatives - long term	$-	$1,422,164

In connection with this financing, the Company paid cash fees to a broker-dealer of $525,000 and issued a warrant to purchase 4,575,521 shares of common stock at an exercise price of $0.3168 per share (modified for holders who are also subscribers of the April 2008 note payable – see Note 5). The broker-dealer warrants were again valued at September 30, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability of approximately $600,929 and $2,079,265 for the three and nine months ended September 30, 2008, respectively, which was recorded through the results of operations as a debit to Adjustments to Fair Value of Derivatives. The assumptions used in the Black-Scholes model at September 30, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 2.28%, and (4) expected life of approximately 2.93 years. Cash fees paid, and the initial fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

As of September 30, 2008, the outstanding principal amount for the 2006 Convertible Debentures is $2,004,109. Interest expense for the three and nine months ended September 30, 2008 was $1,618,770 and $4,963,895, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the default interest expense recognized during the three and nine months ended September 30, 2008.

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

The agreement included a number of embedded derivative instruments that required separate valuation in accordance with the requirements of FAS 133, EITF 05 - 04 and related accounting literature. The following summarizes the fair values of embedded derivatives at September 30, 2008 and December 31, 2007, followed by a description of the valuation methodology utilized to determine fair values:

	Fair value	Fair value
	September 30,	December 31,
Embedded Derivative Liability (Asset)	2008	2007
Conversion feature	$3,855	$1,736
Anti-dilution protection	16,259	194,356
Default provisions	3,292	3,122
Company right to force conversion	(923)	-
	$22,483	$199,214

The fair value at September 30, 2008 of the derivative for the conversion feature was valued as an American call option using the Binomial Option Pricing Model with the following inputs: (1) closing stock price from $0.04 (2) exercise price equal to the $0.34 conversion price (3) volatility based upon the Company’s stock trading of 175% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 1.60%, and (5) duration of the note as an amortizing debenture of approximately 0.62 years.

The fair value at September 30, 2008 of the derivative for anti-dilution protection was valued using a standard put option binomial model, adjusted for the probability of subsequent financing at prices below the principal’s conversion option with the following inputs: (1) closing stock price as of the valuation date from $0.04 (2) exercise price equal to the $0.34 conversion price (3) volatility based upon the Company’s stock trading of 175% (4) Treasury note rates with terms commensurate with the remaining term of the Notes of 1.60% and (5) duration of the note as an amortizing debenture of approximately 0.62 years.

The fair value at September 30, 2008 of the derivative for contractual default provisions was determined by taking the monthly amortization schedule, and multiplying the result by the contractual penalty of 120%. The present value of this penalty was then adjusted by the estimated probability of default for each valuation date.

The fair value at September 30, 2008 of the derivative asset related to the Company’s right to force conversion was based upon a binomial option pricing model with the following inputs: (1) closing stock price at the valuation date from $0.04 (2) exercise price of $0.68 per share which is required for the forced conversion (3) volatility based upon the Company’s stock trading of 175% (4) Treasury note rate with terms commensurate with the remaining term of the Notes of 1.60% and (5) duration of the note as an amortizing debenture of approximately 0.62 years.

During the three and nine months ended September 30, 2008, a decrease in the fair value of the embedded derivative amounts of approximately $1,030 and $167,827, respectively, was recorded through results of operations as adjustment to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,162,239 shares of Common Stock at an exercise price of $2.53 per share. The fair value of the warrant as of September 30, 2008 was estimated at approximately $19,000 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 166%, (3) risk-free interest rate of 2.0%, and (4) expected life of 1 year. Cash fees paid, and the fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense. During the three and nine months ended September 30, 2008, the Company recorded approximately $36,408 and $616,836, respectively, as interest in its accompanying consolidated statements of operations.

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

The new number of original warrants issued to investors totaled 2,335,005. The broker-dealer warrants were again valued at September 30, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability of approximately $59,919 for the three months ended September 30, 2008 and a decrease of $215,934 for the nine months ended September 30, 2008, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives. The assumptions used in the Black-Scholes model to value the warrants as of September 30, 2008 were as follows: (1) dividend yield of 0%; (2) expected volatility of 166%, (3) risk-free interest rate of 2.0%, and (4) expected life of 1.8 years.

The new number of replacement warrants issued to investors and brokers totaled 12,689,966. The warrants were again valued at September 30, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability of approximately $379,198 for the three months ended September 30, 2008 and a decrease of $1,336,176 for the nine months ended September 30, 2008, which was recorded through the results of operations as a credit to adjustments to fair value of derivatives. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 166%, (3) risk-free interest rate of 2.0%, and (4) expected life of 3 years.

The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
2005 convertible debenture at $0.34 face value	$89,941	$1,677,904
Discounts on debentures
Original issue discount	-	(152,073)
Conversion feature derivative	-	(193,084)
Warrant derivative	-	(245,825)
Other derivatives	-	(9,266)
Net convertible debentures	89,941	1,077,656
Embedded derivatives	22,483	199,215
2005 convertible debentures and embedded derivatives	112,424	1,276,871
less current portion	(112,424)	(1,276,871)
2005 convertible debenture and embedded derivatives - long term portion	$-	$-

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the default interest expense recognized during the three and nine months ended September 30, 2008.

10.           ACCRUED DEFAULT INTEREST

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures at June 30, 2008 and September 30, 2008. As of April 30, 2009, the moratorium remains in effect. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. The debenture agreements require in the event of default that the full principle amount of the debentures, together with other amounts owing in respect thereof, to the date of acceleration shall become, at the Holder’s election, immediately due and payable in cash. The aggregate amount payable upon event of default shall be equal to the mandatory default amount. The mandatory default amount equals the sum of (i) the greater of: (A) 120% of the principle amount of the debentures to be repaid plus 100% of the accrued and unpaid interest, or (B) the principle amount of the debentures to be repaid, divided by the conversion price on (x) the date the mandatory default amount came due or (y) the date the mandatory default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the mandatory default amount is demanded or otherwise due or (y) the date the mandatory default amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the debentures. Commencing 5 days after the occurrence of any event of default that results in the eventual acceleration of the debentures, the interest rate on the debentures shall accrue at the rate of 18% per annum. Further, as a result of the default, the Company has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance in short term. The following table summarizes the accrued default interest expense recognized in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2008, as well as the consolidated balance sheet at September 30, 2008:

Accrued
Penalty
Interest
2005 debenture	$22,424
2006 debenture	499,655
2007 debenture	1,822,290
February 2008 debenture	179,507
April 2008 debenture	1,006,954
$3,530,830

11.             WARRANT DERIVATIVES—OTHER

In January, 2008 the Company issued 680,636 warrants to purchase common stock at $0.39 per share in connection with consulting services provided during the previous quarter.  The warrants were initially valued at $112,492 using the Black-Scholes pricing model with the following assumptions:  (1) dividend yield of 0%; (2) expected volatility of 166%; (3) risk-free interest rate of 2.0%, and expected life of 9.3 years.  These warrants are classified as a warrant derivative liability.  The warrants were again valued at September 30, 2008 at fair value using the Black-Scholes pricing model resulting in a decrease in the fair value of the liability of $25,459 for the three months ended September 30, 2008 and a decrease in the fair value of the liability of $86,087 for the nine months ended September 30, 2008, which was recorded through the results of operations as a debit to adjustments to fair value of derivatives. The assumptions used in the Black-Scholes model as of September 30, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 166%, (3) risk-free interest rate of 2.0%, and (4) expected life of 9.3 years.

12.           WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, December 31, 2007	96,290,263	$0.29	3.61	$454
Granted	27,606,503	$0.17
Exercised	-	$-
Forfeited	(6,140,036)	$0.25
Outstanding, September 30, 2008	117,756,730	$0.26	3.44	$-

Vested and expected to vest at September 30, 2008	117,756,730	$0.26	3.44	$-

Exercisable, September 30, 2008	117,756,730	$0.26	3.44	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested warrants as of September 30, 2008 and changes during the period then ended, is presented below:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	950,000	0.23	$0.05	950,000	$0.05
0.17	95,706,496	3.66	0.17	95,706,496	0.17
0.32	4,575,521	0.88	0.32	4,575,521	0.32
0.38 - 0.40	8,728,890	3.95	0.38	8,728,890	0.38
0.85 - 0.96	5,869,831	2.17	0.95	5,869,831	0.95
2.20	155,917	1.48	2.20	155,917	2.20
2.48 - 2.54	1,770,075	1.21	2.54	1,770,075	2.54
	117,756,730			117,756,730

The following table summarizes information about warrants outstanding and exercisable at September 30, 2008.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested at January 1, 2008	375,000	$0.46
Granted	30,606,503	0.11
Vested	(30,981,503)	0.11
Forfeited	-	-
Unvested at September 30, 2008	-	$-

13.                                    ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

The following table summarizes the components of the adjustment to fair value of derivatives which were recorded as charges to results of operations for the three and nine months ended September 30, 2008. The table summarizes by category of derivative liability the (increase) decrease in fair value from market changes during the three and nine months ended September 30, 2008, the impact of additional investments and repricing and exercise of certain warrants.

September 30, 2008	Three Months Ended	Nine Months Ended
Embedded Pipe derivatives - 9.05	$(1,030)	$167,827
Pipe Hybrid instrument – 9.06	(68,832)	626,959
Pipe Hybrid- FAS 155 – 8.07	168,902	(1,132,374)
Pipe Hybrid- February 2008	(119,913)	138,719
Pipe Hybrid- April 2008	(220,290)	(79,185)
Original warrants PIPE 2005 , excluding replacement warrants	59,919	215,933
Replacement Warrants	379,198	1,336,176
Warrants – PIPE 2006-investors	600,929	2,079,265
Warrants – PIPE 2007-investors	1,497,367	4,784,154
Warrants – PIPE 2008-investors	991,988	1,808,220
Other Warrant Derivatives- 2005 and 2006	381,838	1,678,584
Other Warrants Derivatives - 2007	92,463	365,437

	$3,762,539	$11,989,715

14.                             STOCKHOLDERS’ EQUITY TRANSACTIONS

The Company is authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock the Company is authorized to issue is 50,000,000 par value $0.001 per share. The total number of shares of Common Stock the Company is authorized to issue is 500,000,000, par value $0.001 per share. The Company had no Preferred Stock outstanding as of September 30, 2008 and had 215,171,484 shares of Common Stock outstanding as of September 30, 2008.

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

In September 2008, the Company was ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable in the amount of $82,317 due to CEOCast, Inc. for past due investor relations services. On September 29, 2008, the Company settled this account by issuing 16,463,302 shares of its common stock. The Company recorded a loss on settlement of $740,849 in its accompanying statements of operations for the three and nine months ended September 30, 2008.

15.                             STOCK-BASED COMPENSATION

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At September 30, 2008, ACT had granted 2,492,000 common share purchase options under the plan. At September 30, 2008, there were 308,000 options available for grant under this plan.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the “2004 Stock Plan II”). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At September 30, 2008, ACT had granted 1,301,161 common share purchase options under the plan. At September 30, 2008, there were no options available for grant under this plan.

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”), subject to approval of our shareholders. The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. On January 24, 2008, the Company’s shareholders approved an increase of 25,000,000 shares to the 2005 Plan. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At September 30, 2008, we had granted 19,958,707 (net of forfeitures) common stock purchase options and 4,964,010 shares of common stock under the plan. At September 30, 2008, there were 17,718,017 options available for grant under this plan.

Stock Option Activity

A summary of option activity for the nine months ended September 30, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, December 31, 2007	11,620,971	$0.78	7.16	$255
Granted	11,875,734	$0.21
Exercised	(1,200,000)	$0.05
Forfeited	(8,169,015)	$0.53
Outstanding, September 30, 2008	14,127,690	$0.51	7.97	$-

Vested and expected to vest at September 30, 2008	13,288,637	$0.25	9.28	$-

Exercisable, September 30, 2008	7,124,068	$0.72	6.86	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested employee stock options as of September 30, 2008 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested at January 1, 2008	783,814	$0.46
Granted	11,875,734	0.21
Vested	(1,827,533)	0.39
Forfeited	(4,377,758)	0.26
Unvested at September 30, 2008	6,454,257	$0.25

As of September 30, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $2,171,000, which is expected to be recognized over a weighted average period of approximately 9.28 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2008.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	922,000	5.87	$0.05	922,000	$0.05
0.21	7,440,000	9.36	0.21	1,202,586	0.21
0.25	1,301,161	6.25	0.25	1,301,161	0.25
0.35	65,000	7.78	0.35	35,208	0.35
0.75 - 0.76	20,000	8.08	0.75	9,587	0.75
0.85	3,197,112	6.34	0.85	3,126,279	0.85
1.35	235,000	7.56	1.35	200,553	1.35
2.04 - 2.11	295,000	7.24	2.07	240,835	2.07
2.20 - 2.48	652,417	6.90	2.34	635,225	2.34
	14,127,690			7,673,433

16.                             COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for office and laboratory space in Massachusetts commencing December 2004 and expiring April 2010, and for office space in Los Angeles, California commencing November 2005 and expiring May 2008. The Company’s rent at its Los Angeles, California site was on a month-to-month basis after May 2008. Annual minimum lease payments are as follows:

Year 1	$236,304
Year 2	137,844
Total	$374,148

Rent expense recorded in the financial statements for the three months ended September 30, 2008 and 2007 was approximately $103,000 and $324,000, respectively. Rent expense recorded in the financial statements for the nine months ended September 30, 2008 and 2007 was approximately $825,000 and $746,000, respectively.

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

On May 31, 2008, the Company settled a dispute as a subtenant to its Alameda, California office for nonpayment of rent to its sublandlord. The sublease expired on May 31, 2008. As of that date, $445,000 of base rent, additional rent, and equipment payments, plus late fees and costs due under the sublease for a grand total of approximately $475,000 remained unpaid during the period from January 1, 2008 through May 31, 2008. On the date of the lease expiration, the Company vacated the premises but failed to remove the equipment that belonged to the Company. Consequently, the Company has agreed to assign all rights to the equipment to the sublandlord in partial settlement of amounts owed. Further, the Company has agreed to assign the sublandlord 62.5% of the Company’s right, title, and interest in all royalties and 65% of subtenant’s right, title, and interest in all other consideration payable to the Company under a license agreement with Embryome Sciences, Inc., dated July 10, 2008, until such time as the sublandlord has received royalty and other payments equal to $475,000, including the value of the equipment assigned to the sublandlord. Accordingly, the Company has recorded accrued rents relating to this matter in the amount of $448,000, which is the $475,000 settlement amount net of the withheld deposit of $27,000, in the accompanying consolidated balance sheet at September 30, 2008.

On September 19, 2008, the Company was delivered judgment with respect to the landlord of its Charlestown, Massachusetts site over unpaid lease amounts. The Company failed to make its monthly lease payments after December 2007, which constituted an event of default under the lease agreement. Accordingly, the Company settled with the landlord in total of $1,689,000 for unpaid rent expenses, attorney fees and damages for unpaid rent incurred through September 9, 2008. The Company settled a portion of amounts owed under the judgment by disposal of its fixed assets at this site through an assignment of all rights to these fixed assets, amounting to $228,000. The Company accrued the remaining $1,461,000 for the portion of damages incurred from January 1, 2008 through September 30, 2008 in accrued expenses its accompanying balance sheet at September 30, 2008. As of April 30, 2009, the Company had paid the entire amount under the judgment and no longer has any obligations with respect to this judgment.

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

17.                             INCOME TAXES

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

The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of September 30, 2008 and 2007. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three and nine months ended September 30, 2008 and 2007. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

18.                             SUBSEQUENT EVENTS

Between October 3, 2008 and January 20, 2009, the Company was ordered by the Circuit Court of the Twelfth Judicial District Circuit for Sarasosa County, Florida to settle certain past due accounts payable. The Company settled the accounts payable by the issuance of shares of its common stock, based on a formula that divides the amount due in dollars by the settlement date stock price, and multiplied by a specified factor. In aggregate, the Company settled $1,026,357 in accounts payable through the issuance of 243,652,981 shares of its common stock.

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

At September 30, 2008, we identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value As of	Fair Value Measurements at September 30, 2008 Using Fair Value Hierarchy
Derivative Liabilities (Assets)	September 30, 2008	Level 1	Level 2	Level 3
Conversion feature - 2005 debenture	$3,855	-	$3,855	-
Anti-dilution provision - 2005 debenture	16,259	-	16,259	-
Default provisions - 2005 debenture	3,292	-	3,292	-
Forced conversion - 2005 debenture	(923)	-	(923)	-
2006 Convertible debenture and embedded derivatives	2,297,158	-	2,297,158	-
2007 Convertible debenture and embedded derivatives	7,513,652	-	7,513,652	-
February 2008 Convertible debentures and embedded derivatives	1,266,854	-	1,266,854	-
April 2008 Convertible debenture and embedded derivatives	4,649,834	-	4,649,834	-
Warrant and option derivatives	3,500,823	-	3,500,823	-
	$19,250,804	-	$19,250,804	-

For the three months ended September 30, 2008 and 2007, the Company recognized a gain of $3,762,539 and $8,049,293, respectively, for the changes in the valuation of the aforementioned liabilities. For the nine months ended September 30, 2008 and 2007, the Company recognized a gain of $11,989,715 and $19,663,330, respectively, for the changes in the valuation of the aforementioned liabilities.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions used in the three and nine months ended September 30, 2008:

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

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the useful life of Intangible Assets”, (“FSP FAS 142-3 ”) which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under FAS 142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP FAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in FAS 142. We are currently evaluating the impact that adopting FSP FAS 142-3 will have on the financial statements

In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.” This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently evaluating the impact that adopting FAS No. 162 will have on the financial statements.

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

On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption will not have a material impact on the Company’s financial position or results for the year ended December 31, 2008.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2008 and 2007

	Three months ended September 30, 2008		Three months ended September 30, 2007
	Amount	% of Revenue	Amount	% of Revenue
REVENUE	$242,195	100.0%	$124,337	100.0%

COST OF REVENUE	95,180	39.3%	85,319	35.2%

GROSS PROFIT	147,015	60.7%	39,018	16.1%

RESEARCH AND DEVELOPMENT EXPENSES AND GRANT REIMBURSEMENTS	1,434,896	592.5%	6,746,259	2785.5%

GENERAL AND ADMINSTRATIVE EXPENSES	594,663	245.5%	1,617,683	667.9%

OTHER INCOME (EXPENSE)	(10,719,098)	-4425.8%	430,512	177.8%

NET LOSS	$(12,601,642)	-5203.1%	$(7,894,412)	-3259.5%

Revenues

Revenues for the three months ended September 30, 2008 and 2007 were $242,195 and $124,337, respectively.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The increase in revenue during the three months ended September 30, 2008, was due to more new licenses being granted as compared to the three months ended September 30, 2007.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the three months ended September 30, 2008 and 2007 were $1,434,896 and $6,746,259, respectively, a decrease of $5,311,363.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  The decline in R&D expenditures during the three months ended September 30, 2008 as compared to the same period in 2007 is primarily due to the fact that we closed our Charlestown, Massachusetts and Alameda, California facilities at the end of May 2008.

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

Grant reimbursements for the three months ended September 30, 2008 and 2007 were $0.  We did not receive grant reimbursements during the three months ended September 30, 2008 or 2007.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2008 and 2007 were $594,663 and $1,617,683, respectively, a decrease of $1,023,020.  This expense decrease was primarily a result of management’s efforts to reduce costs and streamline operations during the three months ended September 30, 2008 so that we could move closer to achieving profitability.

Other Income (Loss)

Other income (loss) for the three months ended September 30, 2008 and 2007 were ($10,719,098) and $430,512, respectively. The change in other income (loss) in the three months ended September 30, 2008, compared to that of the earlier period, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financings, charges related to issuance of Convertible Debentures, and default interest charges on all debentures. Interest income in the three months ended September 30, 2008 was lower than in the three months ended September 30, 2007 due to the lower cash balances held in interest-bearing deposits during the periods. The decrease in interest expense in the three months ended September 30, 2008, compared to the earlier period relates primarily to interest recorded in connection with the convertible debentures, which decreased as principal balances declined.

Net Loss

Net loss for the three months ended September 30, 2008 and 2007 was $12,601,642 and $7,894,412, respectively. The change in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures and charges related to issuance of Convertible Debentures.

Comparison of Nine Months Ended September 30, 2008 and 2007

	Nine months ended September 30, 2008		Nine months ended September 30, 2007
	Amount	% of Revenue	Amount	% of Revenue
REVENUE	$540,926	100.0%	$523,006	100.0%

COST OF REVENUE	406,094	167.7%	257,073	106.1%

GROSS PROFIT	134,832	55.7%	265,933	109.8%

RESEARCH AND DEVELOPMENT EXPENSES AND GRANT REIMBURSEMENTS	8,084,149	3337.9%	13,157,010	5432.4%

GENERAL AND ADMINSTRATIVE EXPENSES	4,160,601	1717.9%	4,604,967	1901.3%

OTHER INCOME (EXPENSE)	(15,600,800)	-6441.4%	(1,936,863)	-799.7%

NET INCOME (LOSS)	$(27,710,718)	-11441.5%	$(19,432,907)	-8023.7%

Revenues

Revenues for the nine months ended September 30, 2008 and 2007 were $540,926 and $523,006, respectively.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. License revenue was comparable between the two periods.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the nine months ended September 30, 2008 and 2007 were $8,189,318 and $13,224,189, respectively, a decrease of $5,034,871.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  The decline in R&D expenditures during the nine months ended September 30, 2008 as compared to the same period in 2007 is primarily due to the fact that we closed our Charlestown, Massachusetts and Alameda, California facilities at the end of May 2008.

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

Grant reimbursements for the nine months ended September 30, 2008 and 2007 were $105,169 and $67,179, respectively, from the Small Business Technology Transfer Program.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2008 and 2007 were $4,160,601 and $4,604,967, respectively, a decrease of $444,366.  This expense decrease was primarily a result of management’s efforts to reduce costs and streamline operations during the three months ended September 30, 2008 so that we could move closer to achieving profitability.

Other Income (Expense)

Other income (expense), net, for the nine months ended September 30, 2008 and 2007 was ($15,600,800) and ($1,936,863), respectively. The change in other expense in the nine months ended September 30, 2008, compared to that of the earlier period, relates primarily to interest expense related to the Convertible Debenture financings, including default interest, charges related to issuance of Convertible Debentures, as well as adjustments to fair value of derivative liabilities. Interest income in the nine months ended September 30, 2008 was lower than in the nine months ended September 30, 2007 due to the lower cash balances held in interest-bearing deposits during the periods. The decrease in interest expense in the nine months ended September 30, 2008, compared to the earlier period relates primarily to interest recorded in connection with the convertible debentures, which decreased as principal balances declined.

Net Loss

Net loss for the nine months ended September 30, 2008 and 2007 was $27,710,718 and $19,432,907, respectively. The change in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures, including default interest charges, charges related to issuance of Convertible Debentures and decreased research and development expenses.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine months ended September 30,
	2008	2007
Net cash used in operating activities	$(3,772,675)	$(14,205,837)
Net cash provided by (used in) investing activities	(174,017)	3,718,715
Net cash provided by financing activities	2,790,122	8,480,358
Net decrease in cash and cash equivalents	(1,156,570)	(2,006,764)
Cash and cash equivalents at the end of the period	$9,546	$6,682,572

Operating Activities

Our net cash used in operating activities during the nine months ended September 30, 2008 and 2007 was $3,772,675 and $14,205,837, respectively. Cash used operating activities decreased during the current period primarily due to a decrease in cash and cash equivalents available for use during the period.

Cash Flows from Investing and Financing Activities

Cash provided by (used in) investing activities during the nine months ended September 30, 2008 and 2007 was ($174,017) and $3,718,715, respectively. Our cash used in investing activities during the nine months ended September 30 ,2008 was primarily attributed to purchases of property and equipment. Cash provided by investing activities during the nine months ended September 30, 2007 was primarily due to charges related to the Mytogen acquisition. Cash flows provided by financing activities during the nine months ended September 30, 2008 consisted of proceeds of $2,812,432 from the issuance of convertible debentures.  During the nine months ended September 30, 2007, we made payments of $139,123 on convertible debentures and also made a settlement payment of $170,249. We also received proceeds of $8,848,200 from the issuance of notes payable during the nine months ended September 30, 2007.

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

We depend on third parties to assist us in the conduct of our pre-clinical studies and clinical trials, and any failure of those parties to fulfill their obligations could result in costs and delays and prevent us from obtaining regulatory approval or successfully commercializing our product candidates on a timely basis, if at all.  We engage consultants and contract research organizations to help design, and to assist us in conducting, our preclinical studies and clinical trials and to collect and analyze data from those studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. As a result, we depend on these consultants and contract research organizations to perform the studies and trials in accordance with the investigational plan and protocol for each product candidate and in compliance with regulations and standards, commonly referred to as “good clinical practice”, for conducting, recording and reporting results of clinical trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory agencies. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  We have determined that the loss of certain personnel in our legal, accounting and finance departments, when considered collectively in light of the number and complexity of accounting matters requiring consideration, created a possibility that a material misstatement of our financial statements could occur and may not be prevented or detected.  In addition, we have identified material weaknesses in internal control over financial reporting as discussed in our most recent annual report filed on Form 10-KSB.  As a result, our disclosure controls and procedures were not effective as of September 30, 2008.  To address these material weaknesses, we have retained an outside accounting consulting firm to assist the Company in preparing and reviewing the restatements and preparing this Quarterly Report on Form 10-Q.  We are also initiating an employment search process to fill open positions.

Nothwithstanding any material weaknesses identified above, we believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim periods presented in our quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2008, both our principal financial/accounting officer and our general counsel resigned from their positions with the company.  Our Chief Executive Officer has assumed the duties of our principal financial/accounting officer and will continue to do so until a replacement is hired.

 Except as noted above, there have been no other significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, we issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of our common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, we entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which we granted JMJ Financial a security interest in certain of our assets securing the JMJ Note. As of September 30, 2008, we had drawn down and received the following amounts under Note B:

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