Form 10-K
period 2008-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2009-07-07
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 0-50295

ADVANCED CELL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0656515
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

381 Plantation Street, Worcester, Massachusetts  01605

(508) 756-1212

(Address and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
None.
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based upon the closing price of $0.08 for the registrant’s Common Stock as of June 30, 2008) was approximately $14.0 million (based on 175,500,837 shares of common stock outstanding on such date). Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Common Stock as of June 30, 2008 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, was 499,905,641 shares as of June 15, 2009.

ADVANCED CELL TECHNOLOGY, INC.
2008 ANNUAL REPORT ON FORM 10-K
TABLE OF CONTENTS

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.

PART I

Item 1. Business

Overview

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

Our belief that our intellectual property represents one of the strongest portfolios in the field is supported by:

•	The size, date and pace of filing, and focus of the portfolio.
•	The relative immaturity of this field of study.
•	The limited number of truly competitive portfolios of intellectual property.

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

The Field of Regenerative Medicine

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

Our business is focused on both the development and commercialization of adult stem cell transplantation therapies and ES cell based technologies. Our adult stem cell-based products are specifically targeted at therapies for heart and other cardiovascular disease and are at a more advanced stage of development than our human ES cell based technologies. By contrast, our human ES cell-based technologies are not yet in clinical trials, but we believe these technologies have potentially broader and more powerful applications with respect to a wide range of diseases.

Human ES Cell Programs

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

Our Human Embryonic Stem Cell Technologies

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

Our ES Cell Research Programs

Our ES cell research programs are divided into three core categories: cellular reprogramming, our reduced complexity program, and stem cell differentiation. Each of these core areas of focus are discussed below.

I. Cellular Reprogramming

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

II. Stem Cell Differentiation

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

III. Adult Stem Cell Program

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

Potential Commercial Applications of our ES Cell and Adult Stem Cell Technologies

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

Our Intellectual Property

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

The following table identifies the issued patents we own or license that we believe currently support our technology platform.

Owned by Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
6,808,704	United States (US)	09/06/2000	10/26/2004	09/6/2020	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
783162	Australia (AU)	09/06/2000	01/12/2006	09/6/2020	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
265679	Mexico	09/06/2000	04/03/2009	09/06/2020	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
536786	New Zealand (NZ)	09/06/2000	01/11/2007	09/6/2020	Method for Generating Immune-Compatible Cells and Tissues Using Nuclear Transfer Techniques
782385	AU	10/13/2000	11/3/2005	10/13/2020	Method of Differentiation of Morula or Inner Cell Mass Cells and Method of Making Lineage-Defective Embryonic Stem Cells
518191	NZ	10/13/2000	05/10/2004	10/13/2020	Method of Differentiation of Morula or Inner Cell Mass Cells and Method of Making Lineage-Defective Embryonic Stem Cells
516236	NZ	06/30/2000	08/07/2005	06/30/2020	Cytoplasmic Transfer to De-Differentiate Recipient Cells
782286	AU	06/30/2000	10/27/2005	06/30/2020	Cytoplasmic Transfer to De-Differentiate Recipient Cells

531844	NZ	09/06/2000	12/08/05	09/06/2020	Telomere Restoration and Extension of Cell Life-Span in Animals Cloned from Senescent Somatic Cells
519347	NZ	12/20/2000	11/11/2004	12/20/2020	Method to Produce Cloned Embryos and Adults from Cultured Cells
00818200.0	China (CN)	12/20/2000	10/18/2006	12/20/2020	Method to Produce Cloned Embryos and Adults from Cultured Cells
5,453,366	US	03/15/1993	09/26/1995	09/26/2012	Method of Cloning Bovine Embryos
6,011,197	US	01/28/1999	01/04/2000	03/06/2017	Method of Cloning Bovines Using Reprogrammed Non-Embryonic Bovine Cells
6,395,958	US	07/15/1999	05/28/2002	03/06/2017	Method of Producing a Polypeptide in an Ungulate
5,496,720	US	02/10/1993	03/05/1996	03/05/2013	Parthenogenic Oocyte Activation
5,843,754	US	06/06/1995	12/01/1998	12/01/2015	Parthenogenic Bovine Oocyte Activation
6,194,202	US	03/04/1996	02/27/2001	02/10/2013	Parthenogenic Oocyte Activation
6,077,710	US	10/21/1998	06/20/2000	02/10/2013	Parthenogenic Oocyte Activation
5,346,990	US	03/12/1991	09/13/1994	09/13/2011	Sex-Associated Membrane Proteins and Methods for Increasing the Probability that Offspring will be of a Desired Sex

Owned by Advanced Cell Technology, Inc.'s wholly-owned subsidiary Mytogen, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
6,673,604	US	07/24/2000	01/06/2004	07/24/2020	Muscle Cells and Their Use in Cardiac Repair**
6,432,711	US	11/01/1994	08/13/2002	08/13/2019	Embryonic Stem Cells Capable of Differentiating into Desired Cell Lines
2,174,746	Canada (CA)	11/02/1994	04/24/2007	11/02/2014	Embryonic Stem Cells Capable of Differentiating into Desired Cell Lines

**           Currently undergoing Inter Partes Reexamination

University of Massachusetts Exclusive License to Advanced Cell Technology, Inc.

Number Patent	Country	Filing Date	Issue Date	Expiration Date*	Title
518365	NZ	10/27/2000	08/12/2004	10/27/2020	Gynogenetic or Androgenetic Production of Pluripotent Cells and Cell Lines, and Use Thereof to Produce Differentiated Cells and Tissues
782846	AU	10/27/2000	12/15/2005	10/27/2020	Gynogenetic or Androgenetic Production of Pluripotent Cells and Cell Lines, and Use Thereof to Produce Differentiated Cells and Tissues
5994619	US	12/16/1996	11/30/1999	04/01/2016	Production of Chimeric Bovine or Porcine Animals Using Cultured Inner Cell Mass Cells
5905042	US	04/01/1996	05/08/1999	04/01/2016	Production of Chimeric Bovine or Porcine Animals Using Cultured Inner Cell Mass Cells

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

Research and License Agreements

Licenses of Intellectual Property to Us

The following summarizes technology licensed to us.

UMass License - On February 1, 2002 and April 16, 1996, we entered into exclusive license agreements (indefinite license period) with the University of Massachusetts. The 1996 Agreement has been amended by amendments dated September 1, 1997, May 31, 2000 and September 19, 2002. Pursuant to these agreements, the University of Massachusetts, referred to as UMass, exclusively licensed to us certain biological materials, patent rights and related technology for commercialization in specified fields. The license agreements require us to use diligent efforts to develop licensed products and licensed services and require us to pay certain royalties, minimum annual royalties, milestone payments and sublicense income to UMass. UMass received 73,263 shares of common stock of ACT as partial consideration of the license granted. We are currently behind on our payments of all UMass license fees, since 2008, and as such we are in breach of the license agreement.

2002 License - Under the 2002 license, UMass licenses to us certain patent rights relating to the cloning of non-human animals for use in connection with the development, manufacture and sale of products and services in the field of non-human animals for agriculture, companion animals, research and diagnostic products, non-human and human therapeutics, and neutraceuticals, except production of immunoglobulin in the blood of Bos taurus and Bos indicus. We are required to pay royalties to UMass ranging from 1.5% to 2.0% based on the covered product or service. We agreed to pay minimum royalty payments of $15,000 on the first and second anniversary of the agreement, $20,000 on the third anniversary, $25,000 on the fourth anniversary, and increasing to $45,000 on the fifth anniversary and for each year thereafter. We also agreed to make milestone payments to UMass of up to $1,630,000 upon the achievement of various development and commercialization milestones. Finally, we have agreed to pay UMass 18% of all sublicense income.

1996 License - The 1996 license covers certain patent rights, biological materials and know-how related to the cloning of non-human animals and cells for use in cell fields except the production of immunoglobulin in the blood of Bos taurus and Bos indicus. We are required to pay royalties ranging from 2.5% to 4.5% on net sales of products and services covered by the license, and minimum royalty payments in the amount of $15,000 per year (beginning on the later of the fourth year after the effective date of the agreement or the completion of certain clinical trials) for net sales on products and services for use in human therapeutics, and $30,000 per year (beginning in the third year after the effective date of the agreement) for net sales on products and services for all uses other than in human therapeutics. UMass agreed to waive minimum royalty payments during any calendar year in which we fund research at UMass in the aggregate amount of $300,000. There are no milestone payments. We agreed to pay UMass 18% of all sublicense income except for equity. With respect to equity, we are required to pay UMass an amount equal to 10% of the total equity we receive for any transfer of rights under the 1996 license.

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

Wake Forest License - On January 26, 2001, we entered into a materials and research data license agreement with Wake Forest University (indefinite license period), pursuant to which WFU granted to us a worldwide, exclusive, royalty-free, perpetual and irrevocable right and license to use certain data and stem cells and stem cell cultures created by us from biological materials provided by WFU to us for specified purposes only. The agreement allows us to utilize certain primate skin cells and ovary materials produced by WFU and transferred to us pursuant to an agreement relating to the transfer of biological materials. There are no milestone payments. There are no royalty requirements unless we desire to negotiate a commercial license for use of the biological materials provided to us by WFU. WFU received 60,000 shares of common stock of ACT Group, Inc., a now dissolved Delaware corporation referred to hereinafter as ACT Group. We have agreed to provide WFU samples of stem cells for WFU's research, education and teaching purposes and we have a first option to obtain an exclusive license to any intellectual property rights claimed by WFU in connection with the use of such stem cells. The term of the license granted is perpetual and irrevocable absent a breach by us.

WiCell 2002 License - In March 2002, we entered into an industry research license and material transfer agreement (indefinite license period) with WiCell Research Institute, Inc., referred to as WiCell, pursuant to which WiCell granted to us a non-exclusive license, with no right to sublicense, to make, use and sell or otherwise transfer certain primate embryonic stem cells and derivatives thereof for internal research purposes and to receive such primate embryonic stem cells or derivatives from third parties for internal research purposes. In consideration of the license granted to us by WiCell, we agreed to pay a license fee of $100,000 and an annual maintenance fee of $25,000. The license includes a grant from us to WiCell of a non-exclusive, royalty-free, irrevocable, paid-up research license under any inventions made by or for us to the extent that such inventions are a modification of an invention described in the licensed patent rights. We are currently behind on our payments of the license fees, since 2008, and as such we are in breach of the license agreement.

WARF and WiCell 2007 License - On May 2, 2007, we entered into a commercial products addendum (indefinite period) with the Wisconsin Alumni Research Foundation ("WARF") and its subsidiary, WiCell Research Institute, Inc., ("WiCell"). The addendum amends in certain respects the industry research license and material transfer agreement discussed above. The addendum (i) grants to us a non-exclusive, world-wide commercial license to 23 issued patents and 123 patents pending to pursue therapeutic and research products utilizing human embryonic stem cell technology and (ii) provides for certain sublicensing rights to enable us to further the development and commercialization of products. The addendum requires us to make certain royalty payments and pay license fees to WARF as set forth in the addendum. The maintenance fees required under the 2002 WiCell License are waived during the term of the 2007 License.

Kirin License - Effective May 9, 2006, we entered into an exclusive license agreement (indefinite license period) with Kirin Beer Kabushiki Kaisha, and its subsidiaries Aurox, LLC, Hematech, LLC and Kirin SD, Inc. (which we collectively refer to as Kirin), pursuant to which Kirin exclusively licensed to us certain patent rights, with the right to sublicense, for use in connection with the research, development, manufacture and sale of therapeutic and diagnostic human cell products. The agreement also requires Kirin to disclose to us on a periodic basis a written report of improvements to the patent rights.

In consideration of the rights and licenses granted to us, we paid Kirin an initial license fee and we have agreed to pay royalties representing a percentage of the net sales of all royalty-bearing products and services covered by the license. We are also required to pay a minimum annual royalty payment under the license. We also agreed to pay Kirin a percentage of any and all fees obtained in connection with the sublicensing of the patent rights. There are no milestone payments under the agreement. The license granted in the agreement continues in force until the expiration of all patent rights included in the license or for a period of 10 years from the effective date of the agreement if no patents have issued within that 10-year period. The agreement may be terminated by either party in the event of an uncured breach, and the agreement may also be terminated by us at any time by giving written notice to Kirin.The license has been exclusively sublicensed to Embryome Sciences in August 2008.

Start Licensing License - On August 30, 2006, we entered into a Settlement and License Agreement with UMass and Start Licensing, Inc. (indefinite license period).Pursuant to this agreement Start Licensing licenses to us, on a nonexclusive, royalty-free and paid-up basis, certain patent rights for use with non-human animal research or studies, including preclinical trials, in connection with the research, development and sale of therapeutic and diagnostic human cell products.

Cardion License - Cardion Pharmaceuticals, Inc. and Diacrin, Inc. entered into a patent license agreement on September 30, 2002 (indefinite license period); the agreement was transferred to our wholly owned subsidiary Mytogen, Inc. on December 28, 2005. Under the agreement, Mytogen has a worldwide, non-exclusive right and license under certain specified patent rights, with the right to sublicense, to make, have made, use, have used, offer for sale, sell, lease, import and/or otherwise dispose of products in the field described as cell-transplantation treatments and related therapies that use genetically unmodified skeletal myoblasts for the treatment of cardiovascular disease. Under the agreement Mytogen is required to make certain milestone payments (ranging from $500,000 to $1,500,000 upon the occurrence of specified events), an annual maintenance fee of $25,000, and earned royalties equal to (i) 5% of the net sales price of all covered products sold to its end-user customers and (ii) 5% of net sales of covered products sold by Mytogen's sublicensees.

GenVec Agreement - On December 28, 2005, Mytogen and GenVec, Inc. entered into a patent assignment and security agreement (indefinite period). Under the agreement, as amended on July 31, 2007, GenVec assigned certain agreements and intellectual property to Mytogen, and retained a royalty-free non-exclusive license, with the right to grant sublicenses, to practice the intellectual property in connection with products, processes or services developed or provided by GenVec other than autologous and allogenic skeletal myoblasts for cardiac therapy. Under the original agreement, Mytogen granted a security interest in the assigned intellectual property, but the security interest was released in the amendment to the agreement. Under the agreement, as amended, Mytogen must use commercially reasonable efforts to commercialize the assigned intellectual property, including by spending specified amounts in support of research and development in support of such commercialization; Mytogen must pay GenVec one-half of the first milestone payment (anticipated to be two million U.S. dollars) received by Mytogen under the Terumo Agreement; and Mytogen must also pay GenVec four percent (4%) of the net sales revenue from sales or other provision of products, processes or services covered by the agreement.

TransXenoGen – On March 24, 2006, the Company entered into a license agreement (indefinite license period) for the development of certain cell processing of ESCs. This license agreement was terminated in the first quarter of 2008.

Exclusive Licenses of Intellectual Property by Us

The following summarizes licenses from us to third parties.

Exeter Life Sciences License - On October 22, 2003, we entered into an exclusive license with Exeter Life Sciences, Inc. (indefinite license period), pursuant to which we exclusively licensed to Exeter certain technology and patent rights for use in the fields of agriculture, endangered species, companion animals and equine animals. The license also grants Exeter a right of first negotiation to any improvement patents that are obtained by us that relate to the licensed intellectual property or which are useful, necessary or required to develop or manufacture certain animals, cells or tissues within the defined fields of use.

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

In consideration of the rights and licenses granted to Exeter, Exeter paid to us an initial license fee of $1,000,000, and has agreed to pay royalties equal to 5% of the net sales of all products and services covered by the license; provided that, sublicense income for license products that are the progeny of cloned animals covered by the license or products obtained from such progeny, the royalty is 3%. Exeter is required to pay an annual maintenance fee for the license, equal to $100,000 in 2005, increasing annually by $50,000 up to $500,000. Exeter's obligation to pay the annual maintenance fee was suspended until certain intellectual property that is the subject of litigation, namely the matter styled University of Massachusetts v. James M. Robl and Phillipe Collas, Massachusetts Superior Court, Suffolk County, Docket No. 04-0445-BLS, was settled in dispute. Negotiations  are continuing to amend the license subject to the outcome of the settlement. The license also provides that we will refund certain amounts to Exeter if certain conditions concerning the referenced litigation are not met and that we will extend to Exeter rights associated with "improvement patents" that are obtained by us or the University in connection with the referenced litigation or any patent interference or opposition proceedings involving us that relate to the licensed intellectual property or which are useful, necessary or required to develop or manufacture cloned and/or transgenic non-human animals and cloned and/or transgenic cells and tissues from non-human animals within the field of use. The license grants Exeter a right of first negotiation to any improvement patents. There are no milestone payments. Exeter agrees to pay us a total of 25% of all sublicense income under the license. Either party may terminate the agreement in the event of an uncured breach. Exeter may terminate without cause on 60 days' prior written notice to us, or may terminate immediately in the event of a change in law that materially affects Exeter's ability to commercialize the licensed intellectual property under the license.

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

Lifeline License - On May 14, 2004, we entered into three license agreements (indefinite license periods) with Lifeline Cell Technology, formerly known as PacGen Cellco, LLC; the licenses were subsequently amended in August 2005. Pursuant to the license agreements, as amended, we licensed to Lifeline, on an exclusive or non-exclusive basis, as applicable, certain know-how and patent rights for, among other things, the research, development, manufacture and sale of human cells for cell therapy in the treatment of human diabetes and liver diseases, and retinal diseases and retinal degenerative diseases. The license agreements require milestone payments up to $1.75 million in the aggregate. The agreement requires Lifeline to meet minimum research and development requirements. The licenses continue until expiration of the last valid claim within the licensed patent rights. Either party may terminate the agreements for an uncured breach, and Lifeline may terminate the agreement at any time with 30 days' notice.

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

Lifeline has agreed to pay us royalties ranging from 3% to 10% on net sales of products and services covered by the license, and a minimum royalty fee of $175,000 in the first year, plus, commencing 12 months after the effective date of the agreement, additional minimum royalty fees in the amount of $15,000 at 12 months, $37,500 at 24 months, $60,625 at 36 months, and $75,000 annually thereafter. Lifeline also agreed to pay a license fee in the amount of $225,000 in the form of a Convertible Promissory Note, which was repaid in cash in 2007.

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

Lifeline is required to pay us royalties ranging from 3% to 12% on net sales of products and services covered by the license, and a minimum royalty fee of $100,000 in the first year, plus, commencing 12 months after the effective date of the agreement, additional minimum royalty fees in the amount of $15,000 at 12 months, $30,000 at 24 months, $45,000 at 36 months, and $60,000 annually thereafter. Lifeline also paid a license fee in the amount of $150,000 on June 1, 2007.

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

Exclusive License Agreement Number 3, as amended, covers patent rights and technology developed by Infigen relevant to the research, development, manufacture and sale of human cells for cell therapy in the treatment of therapeutic and diagnostic use in the treatment of human diabetes and liver diseases, and retinal diseases and retinal degenerative diseases. Lifeline is required to pay us royalties equal to 6% of net sales of products and services covered by the license, and a minimum royalty fee of $25,000 in the first year, plus, commencing 12 months after the effective date of the agreement, additional minimum royalty fees in the amount of $7,500 at 12 months, $7,500 at 24 months, $6,875 at 36 months, and $15,000 annually thereafter. Lifeline also paid a license fee in the amount of $225,000 in cash on June 1, 2007.

We expect that Lifeline Exclusive License Agreement Number 3, as amended, will be further amended or terminated, as a result of the dissolution of Infigen and the acquisition by us of certain of the Infigen patent rights.

Start Licensing License - On August 30, 2006, we entered into a Settlement and License Agreement with UMass and Start Licensing, Inc. (indefinite license period). See description of this agreement above. Pursuant to this agreement, we granted Start Licensing a worldwide, exclusive, fully paid-up and royalty-free license, with the right to grant sublicenses, to certain patent rights for use in connection with all uses and applications in non-human animals. The agreement was reached in connection with the settlement of the patent interference actions. The terms of the agreement also includes an initial payment to us, which has been made, and certain milestone payments. In addition, under the agreement, Start, Geron Corporation and Roslin Institute ("Roslin") each agree not to sue us under certain patent applications owned by Roslin.

Terumo Agreement - Diacrin, Inc. and Terumo Corporation entered into a development and license agreement on September 4, 2002 (indefinite license period); the agreement was transferred to Mytogen on December 28, 2005. Under the agreement, the parties agreed to collaborate to develop and commercialize products in the field described as autologous skeletal myoblasts for cardiac therapy (and conditionally allogenic skeletal myoblasts for cardiac therapy) in Japan and such other Asian countries as the parties may agree. Pursuant to the agreement, Terumo has an exclusive, royalty-bearing license, with a limited right to grant sublicenses, under certain technology and patent rights controlled by Mytogen; and a non-exclusive, non-royalty bearing right and license to use certain data resulting from clinical trials for products based on the licensed technology and patent rights for purposes of seeking regulatory approvals. The agreement specifies the rights and obligations of the parties with respect to collaboration and development of products covered by the agreement. The agreement also requires Terumo to make certain milestone payments, including the following: two million dollars upon initiation of any clinical trials of any covered product in Japan; two million dollars upon the first filing for regulatory approval of a covered product in Japan; one million dollars upon the first filing for regulatory approval of a covered product in any country other than Japan if the territory is expanded to include countries other than Japan; two million dollars upon the first commercial sale of a covered product in Japan; and one million dollars upon the first commercial sale of a covered product in any country other than Japan if the territory is expanded to include countries other than Japan. Terumo is also required under the agreement to pay royalties in an amount equal to ten percent (10%) of the net sales on covered products. In May 2008, Terumo exercised an option to extend a milestone for one year for $300,000. The milestone consisted of a Phase I clinical trial for the Myoblast Program in Japan and was extended for two years.

Pharming Technologies B.V. License - On February 26, 2008, we entered into a License Agreement with Pharming Technologies B.V., referred to as Pharming, pursuant to which we exclusively licensed to Pharming certain patents including oocyte activation patents for all uses and applications in or related to non-human animals (indefinite license period). We retained all use and applications of such patents in or related to humans.

Transition Holdings, Inc. - On December 18, 2008, we entered into a license agreement with an Ireland-based investor, Transition Holdings Inc. (“Transition”), for certain of our non-core technology (indefinite license period). Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash.

Stem Cell & Regenerative Medicine International, Inc. - On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies, formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on our Hemangioblast Program, one of our core technologies. SCRMI has agreed to pay the Company fee of $500,000 for an exclusive, worldwide, license to the Hemangioblast Program (indefinite license period).

CHA – On March 31, 2009, we entered into a licensing agreement (indefinite license period) under which we have licensed our retinal pigment epithelium (“RPE”) technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. We are eligible to receive up to $1.9 million in fees based upon achieving certain milestones, including us making an IND submission to the US FDA to commence clinical trials in humans using the technology, which we currently plan to do during the second half of 2009. We received an up-front fee of $250,000 and additional consideration under the agreement in the amount of $850,000. Under the terms of the agreement, CHA will incur all of the cost associated with RPE clinical trials in Korea.

CHA – On May 21, 2009, we have entered into a licensing agreement (indefinite license period) under which we will license our proprietary single blastomere technology, which has the potential to generate stable cell lines, including retinal pigment epithelium (RPE) cells for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. We received a $300,000 up-front license fee. We believe there are some 200 different retinal diseases that may be impacted by this stem cell derived therapy including macular degeneration. Age-related macular degeneration (AMD) affects more than 30 million people worldwide and is the leading cause of blindness in people over 60 years of age in the United States (Source: Foundation For Fighting Blindness).

Embroyme Sciences, Inc. – In 2008, we entered into a license agreement (indefinite license period) whereby we licensed to Embryome Sciences certain cell processing technologies, including the technology licensed from Kirin Beer.We received an up-front payment of $470,000 and will receive royalties from future sales of product that utilizes the technologies from the licenses.

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

Regulations

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

For additional information about governmental regulations that will affect our planned and intended business operations, see "RISK FACTORS THAT MAY AFFECT FUTURE RESULTS" beginning below.

Employees

As of June 15, 2009, we had 12 full-time employees, of whom 6 hold Ph.D. or M.D. degrees. 9 employees are directly involved in research and development activities and 3 are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

Below we describe a number of uncertainties and risks which, in addition to uncertainties and risks presented elsewhere in this annual report, may adversely affect our business, operating results, financial condition and share price. The uncertainties and risks enumerated below as well as those presented elsewhere in this Annual Report should be considered carefully in evaluating our company and our business and the value of our securities. The following important factors, among others, could cause our actual business, financial condition and future results to differ materially from those contained in forward-looking statements made in this Annual Report or presented elsewhere by management from time to time.

Risks Relating to the Company’s Early Stage Development

We may not be able to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our auditors have included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm included in our audited consolidated financial statements for the years ended December 31, 2006 and 2005 to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Our business is at an early stage of development and we may not develop therapeutic products that can be commercialized. We do not yet have any product candidates in late-stage clinical trials or in the marketplace. Our potential therapeutic products will require extensive preclinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to obtain regulatory approvals (see REGULATORY RISKS), enter clinical trials for any of our products, or commercialize any products. Our therapeutic and product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities or at an acceptable cost. Our efforts may not result in a product that can be or will be marketed successfully. Physicians may not prescribe our products, and patients or third party payors may not accept our products. For these reasons we may not be able to generate revenues from commercial production.

We have limited clinical testing, regulatory, manufacturing, marketing, distribution and sales capabilities which may limit our ability to generate revenues. Due to the relatively early stage of our therapeutic products, regenerative medical therapies and stem cell therapy-based programs, we have not yet invested significantly in regulatory, manufacturing, marketing, distribution or product sales resources.  We cannot assure you that we will be able to invest or develop any of these resources successfully or as expediently as necessary. The inability to do so may inhibit or harm our ability to generate revenues or operate profitably.

We have limited capital resources and we may not obtain the significant additional capital required to sustain our research and development efforts. We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain. (see FINANCIAL RISKS) We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit and we do not believe that our cash from all sources (including cash, cash equivalents, anticipated revenues from licensing fees and sponsored research contracts) is sufficient for us to continue operations beyond Dec 31, 2009.

Management continues to evaluate alternatives and sources of additional funding. These may include public and private investors, strategic partners, and grant programs available through specific states of foundations. However, there is no assurance that such sources will result in raising additional capital. Lack of necessary funding may require us to delay, scale back or eliminate some or all of our research and product development programs and/or capital expenditures, to license our potential products or technologies to third parties, to consider business combinations related to ongoing business operations, or to shut down some, or all, of our operations.

Additionally, our cash requirements may vary materially from our current projections due to unforeseen and unexpected results in product research and development, or changes in any of the following: potential relationships with strategic partners, the focus and direction of our research and development programs, the competitive landscape, litigation required to protect our technology, technological advances, the cost of pre-clinical and clinical testing, the regulatory process of the FDA (and of foreign regulators), among others. Our current cash reserves are not sufficient to fund our operations through the commercialization of our first products and/or services.

We have a history of operating losses and we may not achieve future revenues or operating profits. We have generated modest revenue to date from our operations. Historically we have had net operating losses each year since our inception.  We have limited current potential sources of income from licensing fees and the Company does not generate significant revenue outside of licensing non-core technologies. Additionally, even if we are able to commercialize our technologies or any products or services related to our technologies it is not certain that they will result in revenue or profitability.

We are in the Early Stages of a Strategic Joint Venture which may slow, impede or result in the termination of potential therapeutic products whose development is now the responsibility of the partnership and not solely of the Company.  The Company has entered into a new partnership (CHA) and as a result, we are subject to 3rd party interests (see RISKS RELATED TO THIRD PARTY RELIANCE) and control issues, not the least of which relates to certain of our employees no longer being exclusively managed by us. We therefore could be at risk for losing key employees. Additionally substantial operating and working capital will be required and there is no assurance that CHA Biotech Co. limited, partner in our joint venture, will be able to fund their requirements.

We have a limited operating history on which investors may evaluate our operations and prospects for profitable operations. If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may their entire investment. Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as an early stage company we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

Risks Relating to Technology

We are dependent on new and unproven technologies. Our risks as an early stage company are compounded by our heavy dependence on emerging and sometimes unproven technologies. If these technologies do not produce satisfactory results, our business may be harmed. Additionally some of our technologies and significant potential revenue sources involve ethically sensitive and controversial issues which could become the subject of legislation or regulations that could materially restrict our operations and, therefore, harm our financial condition, operating results and prospects for bringing our investors a return on their investment.

Over the last twelve months we have narrowed our potential product pool to focusing on our Retinal Program as well as the applications of our I.P.S. technology, which will limit our revenue sources. Our human embryonic stem cell and regenerative medical therapy programs are in the pre-clinical stage and the Company doesn’t foresee having a commercial product until clinical trials are completed. We have identified the programs that we are working to get into the clinical testing phase. We have narrowed the scope of our developmental focus to our Retinal Program and those related therapies, focusing our products related to our I.P.S. technology and, as part of our recently established partnership with CHA, developing products in the Hemangioblast/immunology arena. (see BUSINESS Section of 10K). As a result of our narrower product focus, we have fewer revenue sources. Our emphasis on fewer programs may hinder our results if these programs are not successful. Although our adult stem cell myoblast program has completed Phase I and Ib FDA clinical trials we have suspended that program indefinitely due to a lack of funding in the cardiac area. As a result of our emphasis on our retinal program, our hemangioblast program and our IPS technology, our ability to progress as a company is more significantly hinged on the success of fewer programs and thus, a setback or adverse development relating to any one of them could potentially have a significant impact on share price as well as an inhibitory effect on our ability to raise additional capital. Additionally, we partially rely on nuclear transfer and embryonic stem cell and myoblast technologies that we may not be able to successfully develop, which will prevent us from generating revenues, operating profitably or providing investors any return on their investment. (Note that the Myoblast program has been put on hold indefinitely due to a lack of funding for the next stage of Clinical trials) We cannot guarantee that we will be able to successfully develop our Retinal, hemangioblast, IPS-related technologies, nuclear transfer technology, embryonic stem cell or myoblast technologies or that such development will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty/licensing fees related to our technology, would be our primary sources of revenues. If we are unable to develop our technologies, investors will likely lose their entire investment in us.

We may not be able to commercially develop our technologies and proposed product lines, which, in turn, would significantly harm our ability to earn revenues and result in a loss of investment. Our ability to commercially develop our technologies will be dictated in large part by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions, the success of our research and pre-clinical and field testing, the availability of collaborative partners to finance our work in pursuing applications of nuclear transfer technology and technological or other developments in the biomedical field which, due to efficiencies, technological breakthroughs or greater acceptance in the biomedical industry, may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products and/or services we pursue could have a significant adverse affect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue wrong products or services. Any of these factors either alone or in concert could materially harm our ability to earn revenues or could result in a loss of any investment in us.

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

Risks Related to Intellectual Property

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

We may not be able to protect our proprietary technology, which could harm our ability to operate profitably.   The biotechnology and pharmaceutical industries place considerable importance on obtaining patent and trade secret protection for new technologies, products and processes. Our success will depend, to a substantial degree, on our ability to obtain and enforce patent protection for our products, preserve any trade secrets and operate without infringing the proprietary rights of others. We cannot assure you that:
-	we will succeed in obtaining any patents in a timely manner or at all, or that the breadth or degree of protection of any such patents will protect our interests,

-	the use of our technology will not infringe on the proprietary rights of others,
-
patent applications relating to our potential products or technologies will result in the issuance of any patents or that, if issued, such patents will afford adequate protection to us or not be challenged invalidated or infringed, and

-	patents will not issue to other parties, which may be infringed by our potential products or technologies.

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

Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products. A number of other pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapies, stem cells, and other technologies potentially relevant to or required by our expected products. We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. We are aware that a number of companies have filed applications relating to stem cells. We are also aware of a number of patent applications and patents claiming use of stem cells and other modified cells to treat disease, disorder or injury.

If third party patents or patent applications contain claims infringed by either our licensed technology or other technology required to make and use our potential products and such claims are ultimately determined to be valid, there can be no assurance that we would be able to obtain licenses to these patents at a reasonable cost, if at all, or be able to develop or obtain alternative technology. If we are unable to obtain such licenses at a reasonable cost, we may not be able to develop some products commercially. We may be required to defend ourselves in court against allegations of infringement of third party patents. Patent litigation is very expensive and could consume substantial resources and create significant uncertainties. And adverse outcome in such a suit could subject us to significant liabilities to third parties, require disputed rights to be licensed from third parties, or require us to cease using such technology.

We are not in full compliance with some of our license agreements.  We are not in full compliance with some of our licenses (see Our Intellectual Property in the BUSINESS section of this 10k) and due to limited financial resources we cannot guarantee that we will regain full compliance status. If we are unable to be in compliance with our license agreements, our business may be harmed.

We may not be able to adequately defend against piracy of intellectual property in foreign jurisdictions. Considerable research in the areas of stem cells, cell therapeutics and regenerative medicine is being performed in countries outside of the United States, and a number of potential competitors are located in these countries. The laws protecting intellectual property in some of those countries may not provide adequate protection to prevent our competitors from misappropriating our intellectual property. Several of these potential competitors may be further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent protection or product commercialization than we are able to achieve. Competitive products may render any products or product candidates that we develop obsolete.

Regulatory Risks

We cannot market our product candidates until we receive regulatory approval. We must comply with extensive government regulations in order to obtain and maintain marketing approval for our products in the United States and abroad. The process of obtaining regulatory approval is lengthy, expensive and uncertain. In the United States, the FDA imposes substantial requirements on the introduction of biological products and many medical devices through lengthy and detailed laboratory and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these requirements typically takes several years and the time required to do so may vary substantially based upon the type and complexity of the biological product or medical device.

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

Once obtained, regulatory approvals may be withdrawn and can be expensive to maintain. Regulatory approval may be withdrawn for a number of reasons, including the later discovery of previously unknown problems with the product. Regulatory approval may also require costly post-marketing follow-up studies, and failure of our product candidates to demonstrate sufficient efficacy and safety in these studies may result in either withdrawal of marketing approval or severe limitations on permitted product usage. In addition, numerous additional regulatory requirements relating to, among other processes, the labeling, packaging, adverse event reporting, storage, advertising, promotion and record-keeping will also apply. Furthermore, regulatory agencies subject a marketed product, its manufacturer and the manufacturer's facilities to continual review and periodic inspections. Compliance with these regulatory requirements are time consuming and require the expenditure of substantial resources.

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

If our products do not comply with applicable laws and regulations our business will be harmed.  Any failure by us, or by any third parties that may manufacture or market our products, to comply with the law, including statutes and regulations administered by the FDA or other U.S. or foreign regulatory authorities, could result in, among other things, warning letters, fines and other civil penalties, suspension of regulatory approvals and the resulting requirement that we suspend sales of our products, refusal to approve pending applications or supplements to approved applications, export or import restrictions, interruption of production, operating restrictions, closure of the facilities used by us or third parties to manufacture our product candidates, injunctions or criminal prosecution. Any of the foregoing actions could have a material adverse effect on our business.

Our products may not be accepted in the marketplace.   If we are successful in obtaining regulatory approval for any of our product candidates, the degree of market acceptance of those products will depend on many factors, including:

-
Our ability to provide acceptable evidence and the perception of patients and the healthcare community, including third party payors, of the positive characteristics of our product candidates relative to existing treatment methods, including their safety, efficacy, cost effectiveness and/or other potential advantages,

-	The incidence and severity of any adverse side effects of our product candidates,
-	The availability of alternative treatments,
-	The labeling requirements imposed by the FDA and foreign regulatory agencies, including the scope of approved indications and any safety warnings,
-	Our ability to obtain sufficient third party insurance coverage or reimbursement for our products candidates,
-	The inclusion of our products on insurance company coverage policies,
-	The willingness and ability of patients and the healthcare community to adopt new technologies,
-	The procedure time associated with the use of our product candidates,
-	Our ability to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates with acceptable quality and at an acceptable cost to meet demand, and
-	Marketing and distribution support for our products.

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

Risks Related to Domestic Governmental Regulation

Companies such as ours engaged in research using embryonic stem cells, adult stem cells and IPS technology are currently subject to strict government regulations, and our operations could be harmed by any legislative or administrative efforts impacting the use of nuclear transfer technology or human embryonic material.  We cannot assure you that our operations will not be harmed by any legislative or administrative efforts by politicians or groups opposed to the development of I.P.S. (Induced Pluripotent Stem Cell) technology generally or the use of IPS technology in the development of therapies specifically. Further, we cannot assure you that legislative or administrative restrictions directly or indirectly delaying, limiting or preventing the use of IPS in the development of products or human embryonic material or the sale, manufacture or use of products or services derived from IPS or human embryonic material will not be adopted in the future.

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

Despite the rescission of the President Bush’s Exec order in August 2001 by President Barak Obama in March 2009, the overall effect of new laws drafted by the NIH and put into effect regarding the dropping of restrictions on hES research has yet to be seen or made clear. While it is unclear whether Federal law continues to restrict the use of federal funds for human embryonic cell research, commonly referred to as hES cell research, there can be no assurance that our operations will not be restricted by any future legislative or administrative efforts by politicians or groups opposed to the development of hES call technology or nuclear transfer technology. Additionally there are no allowances made addressing the legality of therapies resulting from IPS technology. Additionally the executive order does not overturn the Dickey–Wicker Amendment, a 13-year-old ban on federal funding for the actual creation of new stem cell lines, an act that destroys an embryo. In the United States these efforts still must be funded privately or by state governments. Further, there can be no assurance that legislative or administrative restrictions directly or indirectly delaying, limiting or preventing the use of hES technology, nuclear transfer technology, IPS technology, the use of human embryonic material, or the sale, manufacture or use of products or services derived from nuclear transfer technology or other hES technology will not be adopted or extended in the future.

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

For-profit entities may be prohibited from benefiting from grant funding. There has been much publicity about grant resources for stem cell research, including Proposition 71 in California, which is described more fully under the heading "DESCRIPTION OF BUSINESS—California Proposition 71" above. Recent developments regarding the State of California deep and significant financial problems has had a direct and significant impact on the availability of funds: funding commitments have not been met by CIRM and there is no guarantee that any funds will flow to for-profit institutions as most of it will go to state and not-for-profit institutions. Additionally state Rules and regulations related to any funding that may ultimately be provided, the type of entity that will be eligible for funding, the science to be funded, and funding details have not been finalized. As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to us, or any for-profit entity.

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

Risks Related to International Regulation

We may not be able to obtain required approvals in other countries.  The requirements governing the conduct of clinical trials and cell culturing and marketing of our product candidates outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different clinical trial designs. Foreign regulatory approval processes generally include all of the risks associated with the FDA approval processes. Some foreign regulatory agencies also must approve prices of the products. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others. We may not be able to file for regulatory approvals and may not receive necessary approvals to market our product candidates in any foreign country. If we fail to comply with these regulatory requirements or fail to obtain and maintain required approvals in any foreign country, we will not be able to sell our product candidates in that country and our ability to generate revenue will be adversely affected.

Financial Risks

We may not be able to raise the required capital to conduct our operations and develop and commercialize our products.  We require substantial additional capital resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our therapies and potential products. Accordingly, we are continuing to pursue additional sources of financing.  Our future capital requirements will depend upon many factors, including:
-	The continued progress and cost of our research and development programs,
-	The progress with pre-clinical studies and clinical trials,
-	The time and costs involved in obtaining regulatory clearance,
-	The costs in preparing, filing, prosecuting, maintaining and enforcing patent claims,
-	The costs of developing sales, marketing and distribution channels and our ability to sell the therapies/products if developed,
-	The costs involved in establishing manufacturing capabilities for commercial quantities of our proposed products,
-	Competing technological and market developments,
-	Market acceptance of our proposed products,
-	The costs for recruiting and retaining employees and consultants, and
-	The costs for educating and training physicians about our proposed therapies/products.

Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs or potential products, any of which could have a material adverse affect on our financial condition or business prospects.

Risks Relating to the September 2005, September 2006, August 2007 and March 2008 Financings

If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.    We have outstanding, as of June 15, 2009, $13,766,694 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187% with $4,758,880 in 2008 Debentures $6,984,297 in 2007 Debentures, $1,941,595 in 2006 Debentures, and $81,922 in 2005 Debentures. We are required to redeem on a monthly basis, by payment, at our option, with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures. On August 6, 2008, we enacted a moratorium on redemption of all debentures, which moratorium is still in effect as of June 15, 2009. This moratorium triggered an event of default under the terms of all Debentures.

The 2005 Debentures were due and payable on September 15, 2008, the 2006 Debentures are due and payable on September 6, 2009, the 2007 Debentures are due and payable on August 31, 2010, the February 2008 Debenture is due and payable February 15, 2010, and the April 2008 Debenture is due and payable on March 31, 2009. The event of default could require the early repayment of the convertible debentures, and additional interest is accruing on the outstanding principal balance of the debentures. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures; however no assurance can be provided that any amount of debentures will be converted. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we remain unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

There are a large number of shares underlying our convertible debentures in full, and warrants that and the Company is liable to provide. The sale of these shares may depress the market price of our common stock. As of June 15, 2009, on an aggregated basis our 2005, 2006, 2007 and 2008 financings may result in being converted into 127,000,000 shares of our common stock, and warrants and options that may be converted into approximately 143,000,000 shares of our common stock.

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
-
Except for certain permitted indebtedness, enter into, create, incur, assume, guarantee or suffer to exist any indebtedness for borrowed money of any kind, including but not limited to, a guarantee, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom,

-
Except for certain permitted liens, enter into, create, incur, assume or suffer to exist any liens of any kind, on or with respect to any of its property or assets now owned or hereafter acquired or any interest therein or any income or profits therefrom,

-	Amend our certificate of incorporation, bylaws or other charter documents so as to materially and adversely affect any rights of holders of the Debentures and Warrants,
-	Repay, repurchase or offer to repay, repurchase or otherwise acquire more than a de minimis number of shares of our common stock or common stock equivalents,
-
Enter into any transaction with any of our affiliates, which would be required to be disclosed in any public filing with the Securities and Exchange Commission, unless such transaction is made on an arm's-length basis and expressly approved by a majority of our disinterested directors (even if less than a quorum otherwise required for board approval),

-	Pay cash dividends or distributions on any of our equity securities,
-	Grant certain registration rights,
-	Enter into any agreement with respect to any of the foregoing, or
-	Make cash expenditures in excess of $1,000,000 per calendar month, subject to certain specified exceptions.

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

Risks Related to Third Party Reliance

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

We depend on our collaborators to help us develop and test our proposed products, and our ability to develop and commercialize products may be impaired or delayed if collaborations are unsuccessful. Our strategy for the development, clinical testing and commercialization of our proposed products requires that we enter into collaborations with corporate partners, licensors, licensees and others. We are dependent upon the subsequent success of these other parties in performing their respective responsibilities and the continued cooperation of our partners. Under agreements with collaborators, we may rely significantly on such collaborators to, among other things:

-	Design and conduct advanced clinical trials in the event that we reach clinical trials;
-	Fund research and development activities with us;
-	Pay us fees upon the achievement of milestones; and
-	market with us any commercial products that result from our collaborations.

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

The development and commercialization of potential products will be delayed if collaborators fail to conduct these activities in a timely manner, or at all. In addition, our collaborators could terminate their agreements with us and we may not receive any development or milestone payments. If we do not achieve milestones set forth in the agreements, or if our collaborators breach or terminate their collaborative agreements with us, our business may be materially harmed.

We are in the Early Stages of a Strategic Joint Venture which may slow, impede or result in the termination of potential therapeutic products whose development is now the responsibility of the partnership and not solely of the Company.  The Company has entered into a new partnership (CHA) and as a result, we are subject to 3rd party interests and control issues, not the least of which relates to certain of our employees no longer being exclusively managed by us. We therefore could be at risk for losing key employees. Additionally substantial operating and working capital will be required and there is no assurance that CHA Biotech Co. limited, partner in our joint venture, will be able to fund their requirements. Any failure on their part could negatively impact our product development, human capital and financial resources allocated to other of our programs.

In an effort to conserve financial resources (see FINANCIAL RISK), we have implemented reductions in our work force. As a result of these and other factors, we may not be successful in hiring or retaining key personnel. Our inability to replace any key employee could harm our operations.

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

Preclinical & Clinical Product Development Risks

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

None of the products that we are currently developing has been approved by the FDA or any similar regulatory authority in any foreign country. Our approach of using cell-based therapy for the treatment of Retinal disease (we are beginning with a treatment for Startgardt’s disease and Age-related Macular Degeneration) is risky and unproven and no products using this approach have received regulatory approval in the United States or Europe. We believe that no company has yet been successful in its efforts to obtain regulatory approval in the United States or Europe of a cell-based therapy product for the treatment of retinal disease or degeneration in humans. Cell-based therapy products, in general, may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval by regulators or commercial use. Many companies in the industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. If our clinical trials are unsuccessful or significantly delayed, or if we do not complete our clinical trials, we will not receive regulatory approval for or be able to commercialize our product candidates.

Our lead product candidate, our therapeutic Retinal program has note yet started Phase I Clinical Trials and has not yet received approval from the FDA or any similar foreign regulatory authority for any indication. We cannot market any product candidate until regulatory agencies grant approval or licensure. In order to obtain regulatory approval for the sale of any product candidate, we must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of regulatory authorities that our product candidates are safe and effective for each indication under the applicable standards relating to such product candidate. The preclinical studies and clinical trials of any product candidates must comply with the regulations of the FDA and other governmental authorities in the United States and similar agencies in other countries. Our therapeutic Retinal program may never receive approval from the FDA or any similar foreign regulatory authority.

We may experience numerous unforeseen events during, or as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

-	The FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our cell culturing processes or facilities unsatisfactory,
-	Officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do,
-
Our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs,

-	The FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations,

-
There may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct clinical trials at prospective sites,

-	We, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects,
-	We may experience difficulties in managing multiple clinical sites,
-
Enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays,

-	We may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials, and
-	Our product candidates may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by healthcare providers for a particular indication.

Any delay of regulatory approval will harm our business.

Risks Related to Competition

The market for therapeutic stem cell products is highly competitive. We expect that our most significant competitors will be fully integrated pharmaceutical companies and more established biotechnology companies. These companies are developing stem cell-based products and they have significantly greater capital resources in research and development, manufacturing, testing, obtaining regulatory approvals, and marketing capabilities. Many of these potential competitors are further along in the process of product development and also operate large, company-funded research and development programs. As a result, our competitors may develop more competitive or affordable products, or achieve earlier patent recognition and filings.

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

In the general area of cell-based therapies (including both ES cell and autologous cell therapies), we compete with a variety of companies, most of whom are specialty biotechnology companies, such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc., Viacell, Inc., MG Biotherapeutics, Celgene, BioHeart, Inc., Baxter Healthcare, Osiris Therapeutics and Cytori. Each of these companies are well-established and have substantial technical and financial resources compared to us. However, as cell-based products are only just emerging as medical therapies, many of our direct competitors are smaller biotechnology and specialty medical products companies. These smaller companies may become significant competitors through rapid evolution of new technologies. Any of these companies could substantially strengthen their competitive position through strategic alliances or collaborative arrangements with large pharmaceutical or biotechnology companies.

The diseases and medical conditions we are targeting have no effective long-term therapies. Nevertheless, we expect that our technologies and products will compete with a variety of therapeutic products and procedures offered by major pharmaceutical companies (in the Retinal Disease indication one of our primary competitors is Celgene). Many pharmaceutical and biotechnology companies are investigating new drugs and therapeutic approaches for the same purposes, which may achieve new efficacy profiles, extend the therapeutic window for such products, alter the prognosis of these diseases, or prevent their onset. We believe that our products, when and if successfully developed, will compete with these products principally on the basis of improved and extended efficacy and safety and their overall economic benefit to the health care system.

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

General Risks Relating to Our Business

We are subject to litigation that will be costly to defend or pursue and uncertain in its outcome. Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. See "LEGAL PROCEEDINGS" set forth in Part I, Item 3 of this Annual Report on Form 10-K for a more complete discussion of currently pending litigation against the Company.

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

Our current source of revenues depends on the stability and performance of our sub-licensees. Our ability to collect royalties on product sales from our sub-licensees will depend on the financial and operational success of the companies operating under a sublicense. Revenues from those licensees will depend upon the financial and operational success of those third parties. We cannot assure you that these licensees will be successful in obtaining requisite financing or in developing and successfully marketing their products. These licensees may experience unanticipated obstacles including regulatory hurdles, and scientific or technical challenges, which could have the effect of reducing their ability to generate revenues and pay us royalties.

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

Risks Relating to Our Common Stock

Stock prices for biotechnology companies have historically tended to be very volatile.    Stock prices and trading volumes for many biotechnology companies fluctuate widely for a number of reasons, including but not limited to the following factors, some of which may be unrelated to their businesses or results of operations:

-	Clinical trial results,
-	The amount of cash resources and ability to obtain additional funding,
-	Announcements of research activities, business developments, technological innovations or new products by companies or their competitors,
-	Entering into or terminating strategic relationships,
-	Changes in government regulation,
-	Disputes concerning patents or proprietary rights,
-	Changes in revenues or expense levels,

-	Public concern regarding the safety, efficacy or other aspects of the products or methodologies being developed,
-	Reports by securities analysts,
-	Activities of various interest groups or organizations,
-	Media coverage, and
-	Status of the investment markets.

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

Not including the shares of common stock underlying the 2005 Debentures, the 2005 Warrants, the 2006 Debentures, the 2006 Warrants, the replacement warrants, the 2007 Debentures, the 2007 Warrants, the February and April 2008 Debentures, the February and April 2008 Warrants, there are presently approximately 58,288,334 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

Our securities are quoted on the Pink Sheets (PK), which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national exchange. Our securities are currently quoted on the Pink Sheets, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the Pink Sheets may limit the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange. Some investors may perceive our securities to be less attractive because they are traded in the over-the-counter market. In addition, as an Pink Sheets listed company, we do not attract the extensive analyst coverage that accompanies companies listed other exchanges. Further, institutional and other investors may have investment guidelines that restrict or prohibit investing in securities traded on the Pink Sheets. These factors may have an adverse impact on the trading and price of our securities.

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

We have an insufficient number of shares of our common stock authorized to satisfy requests to exercise warrants or options, or to convert our outstanding Debentures. As of June 15, 2009, we had 500,000,000 shares authorized and 499,905,641 shares outstanding. We currently have an additional approximately 270,000,000 common stock equivalents outstanding. As a result of not having a sufficient number of shares authorized, effective August 6, 2008, we have placed a moratorium on the redemption of outstanding debenture balances. As a result, our 2005, 2006, 2007 and 2008 debentures are in default.

We have not timely filed our financial statements in accordance with SEC rules and regulations. We did not file our June 30, 2008 Form 10Q, September 30, 2008 Form 10Q, December 31, 2008 Form 10K, or March 31, 2009 Form 10Q timely in accordance with timelines  required by the SEC.

Item 2. Properties

Our headquarters are located in Worcester, Massachusetts, where we lease approximately 14,000 square foot of office and laboratory facilities. The monthly rent for this property is $20,271. We have the Worcester facility under an eight year sub-lease which expires on April 30, 2010. We also lease approximately 700 square feet of corporate office space in Santa Monica, CA. The lease for our Santa Moncia office terminates on February 28, 2010. The monthly rent for this space is $2,170.

Item 3. Legal Proceedings

Gary D. Aronson v. Advanced Cell Technology, Inc., Superior Court of California, County of Alameda, Case No. RG07348990. John S. Gorton v. Advanced Cell Technology, Inc, Superior Court of California, County of Alameda Case No. RG07350437.  On October 1, 2007 Gary D. Aronson brought suit against us with respect to a dispute over the interpretation of the anti-dilution provisions of our warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that we breached warrants to purchase securities issued by us to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  Plaintiffs assert monetary damages in excess of $14 million.  Plaintiffs may alternatively seek additional shares in the Company with a value potentially in excess of $14 million, or may seek a combination of monetary damages and shares in the Company.  Plaintiffs also seek prejudgment interest and attorney fees.  Discovery is not complete and no conclusions have been reached as to the potential exposure to us or whether we have liability.

Alexandria Real Estate-79/96 Charlestown Navy Yard v. Advanced Cell Technology, Inc. and Mytogen, Inc. (Suffolk County, Massachusetts):  The Company and its subsidiary Mytogen, Inc. are currently defending themselves against a civil action brought in Suffolk Superior Court, No. 09-442-B, by their former landlord at 79/96 Thirteenth Street, Charlestown, Massachusetts, a property vacated by us and Mytogen effective May 31, 2008. In that action, Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”) is alleging that it has been unable to relet the premises and therefore seeking rent for the vacated premises since September 2008.  Alexandria is also seeking certain clean-up and storage expenses.  We are defending against the suit, claiming that ARE had breached the covenant of quiet enjoyment as of when Mytogen vacated, and that had ARE used reasonable diligence in its efforts to secure a new tenant, it would have been more successful.  No trial date has been set.

Alpha Capital Ansalt v. Advanced Cell Technology, Inc.: On March 5, 2009, we settled a lawsuit originally brought by Alpha Capital on February 11, 2009, who is an investor in the 2006, 2007, and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. In settlement of the lawsuit, we agreed to reduce the conversion price on convertible debentures held by Alpha Capital to $0.02 per share, effective immediately, so long as we have a sufficient number of authorized shares to honor the request for conversion.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the Pink Sheets under the symbol "ACTC." For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2007	Bid	Bid
First Quarter	$1.19	$0.54
Second Quarter	$1.1	$0.32
Third Quarter	$0.52	$0.26
Fourth Quarter	$0.31	$0.15

	High	Low
Fiscal Year 2008	Bid	Bid
First Quarter	$0.25	$0.14
Second Quarter	$0.13	$0.06
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.05	$0.02

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

Holders

As of June 15, 2009, there were approximately 243 shareholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2008.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	23,496,705	(1)	$0.52	16,030,589	(2)
Equity compensation plans not approved by security holders	6,156,391		0.52	-
Total	29,653,096		0.52	16,030,589

(1)
Awards for 2,492,000 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan I ("2004 Plan 1"), 1,301,161 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan II ("2004 Plan 2" and together with the 2004 Plan I, the "2004 ACT Plans"), and 19,703,544 options have been issued under the 2005 Stock Plan.

(2)	This number included 308,000 shares available under the 2004 Plan I and 15,722,589 shares available under the 2005 Stock Plan.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not Applicable.

Item 6. Selected Financial Data

Not required.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Certain statements in this annual report on Form 10-K that are not historical in fact constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). The PSLRA provides certain “safe harbor” provisions for forward-looking statements. All forward-looking statements made in this annual report on Form 10-K are made pursuant to the PSLRA. Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Management’s Discussion and Analysis—Critical Accounting Policies” and in periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

You should read the following discussion of our financial condition and results of operations together with the audited financial statements and the notes to the audited financial statements included in this annual report. This discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results may differ materially from those anticipated in these forward-looking statements.

Executive Level Overview

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy.

Critical Accounting Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The Company regularly reviews its estimates and assumptions, which are based upon historical experience, as well as current economic conditions and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

The Company believes that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of its consolidated financial statements.

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

On January 1, 2008, the Company adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting prescribed in FAS 133 to account for our 2005 Convertible Debenture. For practicality in the valuation of the debentures and for ease of presentation, we applied the accounting prescribed in FAS 155 to account for the 2006, 2007, February 2008, and April 2008 Convertible Debentures.

In determining the appropriate fair value of the debentures, we used Level 2 inputs for our valuation methodology. For the periods from January 1, 2007 through September 30, 2008, we applied the Black-Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts to value the debentures and their embedded derivatives. At December 31, 2008, to achieve greater cost efficiencies, we changed our application of the Income Approach as defined under paragraph 18 of FAS 157, by applying the Black-Scholes option pricing model in valuing all debentures and their embedded derivatives. This change did not materially impact the results of the Company’s valuations of its debentures and embedded derivatives. The impact of the change in the application of the Income Approach was approximately 1.4% of the fair value of the Company’s debentures and their embedded derivatives. FAS 157, paragraph 20 states that the disclosure provisions of Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections (“FAS 154”) for a change in accounting estimate are not required for revisions resulting from a change in a valuation technique or its application.

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

Revenue Recognition— Our revenues are generated from license and research agreements with collaborators. Licensing revenue is recognized on a straight-line basis over the shorter of the life of the license or the estimated economic life of the patents related to the license. License fee revenue begins to be recognized in the first full month following the effective date of the license agreement. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over the same term as the revenue. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The adoption of SFAS 160 will not have an impact on our consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13."  FSP 157-1 is effective upon initial adoption of SFAS 157, and indicates that it does not apply under SFAS 13, "Accounting for Leases" and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases. The adoption of FSP 157-1 did not have an impact on our consolidated financial statements.

Also in February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157."  With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. We do not anticipate that the adoption of SFAS 161 will have a material impact on our consolidated results of operations or consolidated financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3 “Determination of the useful life of Intangible Assets” (“FSP 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. We do not anticipate that the adoption of FSP 142-3 will have a material impact on our consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect the adoption of SFAS 162 will have a material impact on our consolidated results of operations or consolidated financial position.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that FSP APB 14-1 will have on our consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. We are currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

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

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of FAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s financial position or results for the year ended December 31, 2008.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment models of FAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 will not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). We are in the process of evaluating the impact, if any, of applying this FSP on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. We will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009. We do not anticipate the adoption of SFAS 165 will have an impact on our consolidated results of operations or consolidated financial position.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2008 and 2007

	2008		2007
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$787,106	100.0%	$647,349	100.0%

Cost of Revenue	765,769	97.3%	428,913	66.3%

Gross profit	21,337	2.7%	218,436	33.7%

Research and development expenses and Grant reimbursements	8,530,408	1083.8%	16,772,470	2590.9%

General and administrative expenses	5,009,418	636.4%	6,781,705	1047.6%

Non-operating income (expense):	(20,385,024)	-2589.9%	7,437,014	1148.8%

Net loss	$(33,903,513)	-4307.4%	$(15,898,725)	-2456.0%

Revenues

Revenues relate to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The increase in revenue during the year ended December 31, 2008, was due to more new licenses being granted as compared to the year ended December 31, 2007. We received approximately $3,500,000 in license fees in 2008, and of that we recognized just $300,000 in license fee revenues during the year ended December 31, 2008. We also received an additional $1,500,000 from Transition Holdings, Inc. as license fee revenue in the first quarter 2009. We expect that our collaboration efforts with CHA Biotech in the SCRMI joint venture will provide us valuable opportunities to develop and license our technologies.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  R&D expenditures declined from $16,772,470 in 2007 to $8,530,408 for 2008.  The decline in R&D expenditures during the 2008 as compared to 2007 is primarily due to the fact that we closed our Charlestown, Massachusetts and Alameda, California facilities at the end of May 2008.

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

We expect that research and development expenses will increase in the foreseeable future as we add personnel, expand our pre-clinical research, begin clinical trial activities, and increase our regulatory compliance capabilities. The amount of these increases is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation of clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

General and Administrative Expenses

General and administrative expenses for 2008 compared to 2007 decreased by $1,772,287 to $5,009,418 in 2008. This expense decrease was primarily a result of management’s efforts to reduce costs and streamline operations so that we could move closer to achieving profitability.  General and administrative expenses should continue to slightly decrease over the short term as we continue to streamline our operations and reduce our costs until we are able to expand. We expect that with the successful IND submission of our core technologies and a rebound of the U.S. and world economy will come additional opportunities for growth and capital.

Other Income (Expense)

Other income (expense), net, for 2008 and 2007 was ($20,385,024) and $7,437,014, respectively. The change of ($27,822,038) is primarily due to the increase in interest expense, the decrease in the adjustments to fair value of derivatives and the loss on settlement of debt.

The interest expense including late fees was $26,614,761 and $21,023,663, for the years ended 2008 and 2007, respectively.  The increase in interest expense is due to the additional debt that was issued and the late fees incurred as we have not issued shares to convert the debt to equity and we do not have the cash to pay down the notes. Further, the interest expense in 2008 was greater than in 2007 because we amortized remaining debt discounts on all outstanding debentures as a result of our default on August 6, 2008.

The gain on the fair value of derivatives was $13,082,247 and $32,835,057, for the years ended 2008 and 2007, respectively.  The decline in our share price in 2007 and 2008 contributed most significantly to the gain on the fair value of derivatives. In periods when the share price declines, the derivative securities become less attractive to exercise or out-of-the-money, and therefore the value of the derivative liabilities declines.

During the year ended 2008, we had a loss of $5,436,137 related to debt settlement compared to a gain of $193,862 during the year ended 2007.  Between September 29, 2008 and January 20, 2009, the Company settled certain past due accounts payable by the issuance of shares of its common stock. In aggregate, the Company settled $1,108,673 in accounts payable through the issuance of 260,116,283 shares of its common stock. A loss of $4,695,289 was recorded related to the settlement of this debt during the year ended December 31, 2008 related to the settlement of these payable balances.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	2008	2007
Net cash used in operating activities	$(2,964,820)	$(16,031,464)
Net cash used in investing activities	(174,514)	(139,873)
Net cash provided by financing activities	2,790,122	8,648,117
Net decrease in cash and cash equivalents	(349,212)	(7,523,220)
Cash and cash equivalents at the end of the period	$816,904	$1,166,116

As reflected in the accompanying financial statements, we have losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. We may thus not be able to continue as a going concern and fund cash requirements for operations through the next 12 months with current cash reserves. As discussed below, the Company was able to raise additional cash in the second half of 2008 and the first quarter of 2009.  Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon our continued operations, which, in turn, is dependent upon our ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the we be unable to continue its existence.

We are financing our operations primarily from the following activities:

•
On April 4, 2008, we released closing escrow on the issuance of $4,038,880 of our amortizing senior secured convertible debentures and associated warrants. The net cash and cash in-kind received by the Company related to this financing was $2,212,431.

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

•
On December 1, 2008, we formed an international joint venture with CHA Bio & Diostech Co., Ltd. (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies. CHA has agreed to contribute $500,000 in working capital for the venture as well as paying the Company a license fee of $500,000. As of June 15, 2009, CHA has paid the Company the entire $500,000 towards payment of the license fee.

•
On December 18, 2008, we entered into a license agreement with an Ireland-based investor, Transition Holdings Inc. (“Transition”), for certain of our non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. As of June 15, 2009, we have received the entire $3.5 million in cash under this agreement. We expect to apply the proceeds towards its retinal epithelium (“RPE”) cells program.

•
On March 30, 2009, we entered into a second license agreement with CHA under which we will license our RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. We are eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including us making an IND submission to the US FDA to commence clinical trials in humans using the technology. We received an up-front fee under the license in the amount of $1,000,000. Under the agreement, CHA will incur all of the cost associated with the RPA clinical trials in Korea. The agreement is part of the joint venture between the two companies.

•
On March 11, 2009, we entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the agreement, the proceeds from the Facility must be used exclusively for us to file an investigational new drug (“IND”) for our retinal pigment epithelium (“RPE”) program, and will allow us to complete both Phase I and Phase II studies in humans. An IND is required to commence clinical trials. Under the terms of the agreement, we may draw down funds, as needed for clinical development of the RPE program, from the investor through the issuance of Series A-1 convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial issuance date, and is convertible into common stock at $0.75 per share. As of June 15, 2009, we have drawn down approximately $1,505,000 on this facility.

•
On May 13, 2009, the Company entered into a third license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. We received an upfront license fee of $300,000.

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

Our cash and cash equivalents are limited. In the short term, we will require substantial additional funding prior to December 31, 2009 in order to maintain our current level of operations.  If we are unable to raise additional funding, we will be forced to either substantially scale back our business operations or curtail our business operations entirely.

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

Contractual Obligations

At December 31, 2008, our significant contractual obligations were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating lease obligations	265,677	89,910	-	-	355,587
Total	$265,677	$89,910	$-	$-	$355,587

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors
Advanced Cell Technology, Inc.
Los Angeles, CA

We have audited the accompanying consolidated balance sheets of Advanced Cell Technology, Inc and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cell Technology Inc. and subsidiary as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and its total liabilities exceeds its total assets.  This raises substantial doubt about the Company's ability to continue as a going concern.  Management's plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We were not engaged to examine management’s assessment of the effectiveness of Advanced Cell Technology, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ SingerLewak LLP

Los Angeles, California
July 2, 2008

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

	December 31,	December 31,
	2008	2007
		(restated)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$816,904	$1,166,116
Accounts receivable	261,504	27,026
Prepaid expenses	32,476	68,416
Deferred royalty fees, current portion	182,198	341,274
Total current assets	1,293,082	1,602,832

Property and equipment, net	400,008	914,504
Investment in joint venture	225,200	-
Deferred royalty fees, less current portion	659,488	1,202,430
Deposits	-	115,192
Deferred issuance costs, net of amortization of $8,666,387 and $3,874,300	-	4,772,087

TOTAL ASSETS	$2,577,778	$8,607,045

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,287,786	$5,517,876
Accrued expenses	2,741,591	1,120,781
Accrued default interest	3,717,384	-
Deferred revenue, current portion	834,578	497,374
Advances payable - other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $0 and $600,246	85,997	1,276,871
2006 Convertible debenture and embedded derivatives (fair value $1,993,354 and $3,939,862)	1,993,354	1,625,327
2007 Convertible debenture and embedded derivatives (fair value $7,706,344 and $3,874,026)	7,706,344	1,160,847
February 2008 Convertible debenture and embedded derivatives (fair value $1,757,470 and $0)	1,757,470	-
April 2008 Convertible debenture and embedded derivatives (fair value $4,066,505 and $0)	4,066,505	-
Warrant and option derivatives, current portion	2,655,849	14,574
Deferred joint venture obligations, current portion	167,335	-
Short term capital leases	12,955	31,605
Notes payable, other	468,425	468,425
Total current liabilities	34,625,573	11,843,680

2006 Convertible debenture and embedded derivatives, less current portion (fair value $0 and $3,447,230)	-	1,422,164
2007 Convertible debenture and embedded derivatives, less current portion (fair value $0 and $7,748,052)	-	2,321,695
Warrant and option derivatives, less current portion	-	13,011,751
Deferred joint venture obligations, less current portion	63,473	-
Deferred revenue, less current portion	3,817,716	1,534,485
Total liabilities	38,506,762	30,133,775

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.001par value; 500,000,000 shares authorized, 429,448,381 and 85,027,461 issued and outstanding	429,448	85,027
Additional paid-in capital	53,459,172	34,302,334
Accumulated deficit	(89,817,604)	(55,914,091)
Total stockholders' deficit	(35,928,984)	(21,526,730)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,577,778	$8,607,045

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008	2007
		(restated)

Revenue (License fees and royalties)	$787,106	$647,349
Cost of Revenue	765,769	428,913
Gross profit	21,337	218,436

Operating expenses:
Research and development	8,635,577	12,744,913
In-process R&D expense - Mytogen	-	4,094,736
Grant reimbursements	(105,169)	(67,179)
General and administrative expenses	5,009,418	6,781,705
Total operating expenses	13,539,826	23,554,175
Loss from operations	(13,518,489)	(23,335,739)

Non-operating income (expense):
Interest income	7,933	162,091
Interest expense and late fees	(26,614,761)	(21,023,663)
Finance cost	(806,079)	(15,400)
Charges related to issuance of 2008 convertible debentures	(1,217,342)	-
Charges related to issuance of 2007 convertible debenture and warrants	-	(3,871,656)
Charges related to repricing of 2005 convertible debenture and warrants	-	(843,277)
Income related to repricing of 2006 and 2007 convertible debentures and warrants	847,588	-
Adjustments to fair value of derivatives	13,082,247	32,835,057
Losses attributable to equity method investment	(20,930)	-
Loss on disposal of fixed assets	(227,543)	-
Gain (loss) on settlement	(5,436,137)	193,862
Total non-operating income (expense)	(20,385,024)	7,437,014

Loss before income tax	(33,903,513)	(15,898,725)

Income tax	-	-
Net loss	$(33,903,513)	$(15,898,725)

Weighted average shares outstanding :
Basic	245,279,135	61,115,618
Diluted	245,279,135	61,115,618

Loss per share:
Basic	$(0.14)	$(0.26)
Diluted	$(0.14)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2006 (Restated)	39,318,070	39,318	12,291,873	(40,015,366)	(27,684,175)

Convertible debentures redemptions	19,243,386	19,243	6,879,914	-	6,899,157

Convertible debentures conversions	16,625,579	16,626	11,069,317	-	11,085,943

Issuance of stock in payment of board fees	35,909	36	20,716	-	20,752

Option compensation charges	-	-	531,113	-	531,113

Issuance of stock in payment of license fees	800,000	800	607,200	-	608,000

Issuance of stock in payment of employee bonuses	515,000	515	406,335	-	406,850

Issuance of stock to employees	340,000	340	16,660	-	17,000

Issuance of stock in payment of legal fees	85,000	85	67,915	-	68,000

Issuance of stock in acquisition of Mytogen	9,064,517	8,064	2,411,291	-	2,419,355

Net loss for the year ended December 31, 2007 (Restated)	-	-	-	(15,898,725)	(15,898,725)

Balance December 31, 2007 (Restated)	85,027,461	$85,027	$34,302,334	$(55,914,091)	$(21,526,730)

Convertible debentures redemptions	65,463,111	65,463	5,390,989	-	5,456,452

Convertible debentures conversions	39,741,987	39,743	6,121,900	-	6,161,643

Issuance of stock for debenture financing costs	14,710,329	14,710	791,369	-	806,079

Option compensation charges	-	-	527,243	-	527,243

Adjustment to fair value of derivatives	-	-	78,367	-	78,367

Issuance in respect of anti-dilution provision of convertible debenture	70,503	71	15,510	-	15,581

Issuance of stock in payment of professional fees	1,002,291	1,002	212,847	-	213,849

Issuance of stock in settlement of accounts payable	220,735,436	220,735	5,818,877	-	6,039,612

Issuance of stock under stock incentive plan	1,497,263	1,497	140,936	-	142,433

Issuance of stock upon exercise of options	1,200,000	1,200	58,800	-	60,000

Net loss for the year ended December 31, 2008	-	-	-	(33,903,513)	(33,903,513)

Balance December 31, 2008	429,448,381	$429,448	$53,459,172	$(89,817,604)	$(35,928,984)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	2008		2007
			(restated)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss		$(33,903,513)	$(15,898,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization		402,867	386,643
Write-off of uncollectible accounts receivable		30,782	-
Amortization of deferred charges		702,018	407,391
Amortization of deferred revenue		(798,310)	(497,349)
Stock based compensation		889,269	531,113
Amortization of deferred issuance costs		4,792,087	3,874,300
Amortization of discounts		17,871,392	17,052,016
Gain on extinguishment of debt		-	(193,862)
Adjustements to fair value of derivatives		(13,082,247)	(32,835,057)
Charges related to issuance of February 2008 convertible notes		685,573	-
Mytogen acquisition		-	4,094,736
Charges related to issuance of April 2008 convertible notes		531,769	-
Charges related to issuance of 2007 convertible debentures		-	3,871,656
Repricing of 2005 convertible debentures and warrants		-	843,277
Repricing of 2006 and 2007 convertible debentures and warrants		(847,588)	-
Shares of common stock issued for professional services		759,496	1,307,828
Shares of common stock issued for board fees		-	20,752
Shares of common stock issued for financing costs		806,079	-
Warrants issued for consulting services		155,281	-
Charges related to settlement of anti-dilution provision		15,581	-
Forfeiture of rent deposits		88,504	-
Loss on disposal of fixed assets		227,543	-
Loss on settlement of litigation		5,436,138	-
Loss attributable to investment in joint venture		20,930	-
Amortization of deferred joint venture obligations		(15,322)	-
(Increase) / decrease in assets:
Accounts receivable		(265,260)	39,293
Prepaid expenses		35,940	42,812
Deferred charges		-	(55,000)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses		5,355,228	976,712
Interest Payable		3,722,198	-
Deferred revenue		3,418,745	-

Net cash used in operating activities		(2,964,820)	(16,031,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment		(174,514)	(158,522)
Return of deposits		-	18,649

Net cash used in investing activities		(174,514)	(139,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options		-	17,000
Proceeds from issuance of convertible notes, net of cost		2,182,432	8,848,200
Payments on convertible debentures		-	(139,123)
Payments on notes and leases		(18,650)	(77,960)
Proceeds from notes payable		630,000	-
Payment for issuance costs on note payable		(3,660)	-

Net cash provided by financing activities		2,790,122	8,648,117

NET DECREASE IN CASH AND CASH EQUIVALENTS		(349,212)	(7,523,220)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE		1,166,116	8,689,336

CASH AND CASH EQUIVALENTS, ENDING BALANCE		$816,904	$1,166,116

CASH PAID FOR:
Interest		$-	$10,016
Income taxes		$1,549	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 65,463,111 and 19,243,386 shares of common stock in redemption of convertible debentures		$5,456,452	$7,038,000
Issuance of 39,741,987 and 16,625,579 shares of common stock in conversion of convertible debentures		$6,161,643	$8,391,000
Issuance of 70,503 shares of common stock to settle an anti-dilution provision feature of convertible debenture		$15,581	$-
Issuance of 1,200,000 shares of common stock upon exercise of employee stock options		$60,000	$-
Issuance of 220,735,436 shares of common stock in settlement of litigation		$6,039,612	$-
Issuance of 35,909 shares of common stock in payment of board fees	$		$21,000
Issuance of 800,000 shares of common stock in payment of license fees	$		$608,000
Issuance of 515,000 shares of common stock in payment of employee bonuses	$		$407,000
Issuance of 85,000 shares of common stock in settlement of legal fees	$		$68,000
Issuance of 8,064,517 shares of common stock in acquisition of Mytogen		$-	$2,419,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

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

•	On June 17, 2008, the Company drew down $60,000 and received $50,000 (reflecting a 16.66% original issue discount) under Note B described in Note 8 to the financial statements.

•
On July 10, 2008, the Company granted an exclusive license to Embryome Sciences, Inc., a wholly owned subsidiary of BioTime, Inc., to use its “ACTCellerate” embryonic stem cell technology and a bank of over 140 diverse progenitor cell lines derived using that technology. Under the agreement, the Company received an up-front payment of $470,000, and is eligible to receive an 8% royalty on sales of products, services, and processes that utilize the licensed technology. However, as discussed in more detail in Note 18, in connection with unpaid rents ordered to be paid to a landlord, the Company has assigned the landlord rights and interest to 62.5% of all royalties on this contract, and 65% of all other consideration payable under this license agreement until such time that the Company has repaid amounts owed to the landlord that total $475,000.

•
Between September 29, 2008 and January 20, 2009, the Company settled certain past due accounts payable by the issuance of shares of its common stock. In aggregate, the Company settled $1,108,673 in accounts payable through the issuance of 260,116,283 shares of its common stock.

•
On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies, formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. CHA has agreed to contribute $150,000 cash and to fund operational costs in order to conduct the hemangioblast program. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. As of June 30, 2009, SCRMI has paid the Company the entire $500,000 towards payment of the license fee. See Note 6 for additional details of the joint venture.

•
On December 18, 2008, the Company entered into a license agreement with an Ireland-based investor, Transition Holdings Inc. (“Transition”), for certain of its non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. Through December 31, 2008, the Company had received $2 million in cash under this agreement. As of June 30, 2009, the Company has received the entire $3.5 million in cash under this agreement. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program.

•
On March 30, 2009, the Company entered into a second license agreement with CHA under which the Company will license its retinal pigment epithelium (“RPE”) technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,000,000 on April 1, 2009. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea. The agreement is part of continuing cooperation and collaboration between the two companies.

•
On March 11, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the agreement, the proceeds from the Facility must be used exclusively for the Company to file an investigational new drug (“IND”) for its retinal pigment epithelium (“RPE”) program, and will allow the Company to complete both Phase I and Phase II studies in humans. An IND is required to commence clinical trials. Under the terms of the agreement, the Company may draw down funds, as needed for clinical development of the RPE program, from the investor through the issuance of Series A-1 convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial issuance date, and is convertible into common stock at $0.75 per share. As of June 30, 2009, the Company has drawn down approximately $1,505,000 on this facility.

•
On May 13, 2009, the Company entered into a third license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. The Company received an upfront license fee of $300,000.

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

As indicated in Notes 7 through 11, the Company has issued a series of complex convertible debentures over the past several years.  The convertible debentures are issued for less than face value, thus generating significant original issue discounts.  In conjunction with the instruments, the Company has issued substantial numbers of warrants, and the value of these warrants as of the issue date is treated in the same manner as an original issue discount.  These discounts are amortized into interest expense over the life of the debenture, which is a complex calculation due to the planned monthly redemptions after a certain point included in the debenture agreements.  Further, the Debentures are converted into shares at the holder’s option, the timing of which depends on the price of the Company’s stock.  The Company also gives brokers and other intermediaries considerable value via cash and warrants in order to assist in selling the debentures.  The costs associated with issuing the debt are capitalized and amortized over the life of the debt.

On September 6, 2006, the Company entered into a securities purchase agreement in which the purchasers purchased from the Company amortizing convertible debentures and warrants to purchase shares of the Company’s common stock. In connection with that transaction, and for each quarter thereafter, the Company performed a valuation of the debentures and warrants (see Note 10).

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

In mid-May 2008, the Company discovered that the Deferred Issuance costs and discounts had been amortized over a period longer than the weighted average life of the instruments, with the result that the discounts and debt issuance costs should have been charged to interest expense on a faster basis than had been the case. Upon learning of the error the Company has recalculated the amortization and resulting interest expense.  The Company also discovered that its calculation of the weighted average shares used in calculating basic and diluted earnings per share for the year ended December 31, 2007 was in error. The actual basic and diluted weighted average shares outstanding for the year ended December 31, 2007 was approximately 20,238,000 shares higher than reported.

In accordance with Statement of Accounting Standards No. 154, the Company has determined that these were errors, and has therefore restated the accompanying statements of operations, and cash flows for the year ended December 31, 2007 and the balance sheet as of December 31, 2007.

	As Originally Reported	Restated	Difference

December 31, 2007

Balance Sheet
Deferred issuance costs	$5,107,599	$4,772,087	$(335,512)
2005 Convertible debenture and embedded derivatives – current portion	$1,040,156	$1,276,871	$236,715
2006 Convertible debenture and embedded derivatives – current portion	$906,860	$1,625,327	$718,467
2007 Convertible debenture and embedded derivatives – current portion	$363,805	$1,160,847	$797,042
2006 Convertible debenture and embedded derivatives, less current portion	$793,504	$1,422,164	$628,660
2007 Convertible debenture and embedded derivatives, less current portion	$2,364,731	$2,321,695	$(43,036)
Accumulated deficit	$(53,240,732)	$(55,914,091)	$(2,673,359)
Total stockholders’ deficit at December 31, 2007	$(18,853,371)	$(21,526,730)	$(2,673,359)

	As Originally Reported	Restated	Difference

Year Ended December 31, 2007

Statement of Operations
Interest expense	$(18,350,304)	$($21,023,663)	$(2,673,359)
Net loss	$(13,225,366)	$(15,898,725)	$(2,673,359)
Basic and diluted loss per share	$(0.32)	$(0.26)	$(0.06)

Weighted average shares – basic and diluted	40,877,145	61,115,618	20,238,473

Statement of Cash Flows

Net loss	$(13,225,366)	$(15,898,725)	$(2,673,359)
Amortization of deferred issuance cost	$3,538,788	$3,874,300	$335,512
Amortization of discount	$14,714,169	$17,052,016	$2,337,847

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation—The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation —The accounts of the Company and Mytogen, Inc. (“Mytogen”) are included in the accompanying consolidated financial statements for the period from September 20, 2007 to December 31, 2007. On September 20, 2007, a newly formed subsidiary of the Company merged into Mytogen to effect a reorganization of Mytogen. As a result of the merger, the Company became the owner of 100% of the outstanding shares of Mytogen. During the period from September 20, 2007 to December 31, 2008, all intercompany balances and transactions were eliminated in consolidation.

Segment Reporting —SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment. Disaggregation of the Company’s operating results is impracticable, because the Company’s research and development activities and its assets overlap, and management reviews its business as a single operating segment. Thus, discrete financial information is not available by more than one operating segment.

Use of Estimates —These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated variables used to calculate the Black-Scholes and binomial lattice model calculations used to value derivative instruments as discussed below under “Fair Value Measurements”. In addition, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the Company’s fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

Reclassifications —Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

Cash and Cash Equivalents —Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2008 and 2007, the Company had deposits in excess of federally-insured limits totaling $655,074 and $965,042, respectively. The Company has not experienced any losses in such accounts.

Accounts Receivable —The Company periodically assesses its accounts receivable for collectability on a specific identification basis. Past due status on accounts receivable is based on contractual terms. If collectability of an account becomes unlikely, the Company records an allowance for that doubtful account. Once the Company has exhausted efforts to collect, management writes off the account receivable against the allowance it has already created. The Company does not require collateral for its trade accounts receivable.

Property and Equipment — The Company records its property and equipment at historical cost. The Company expenses maintenance and repairs as incurred. Upon disposition of property and equipment, the gross cost and accumulated depreciation are written off and the difference between the proceeds and the net book value is recorded as a gain or loss on sale of assets. In the case of certain assets acquired under capital leases, the assets are recorded net of imputed interest, based upon the net present value of future payments. Assets under capital lease are pledged as collateral for the related lease.

The Company provides for depreciation over the assets’ estimated useful lives as follows:

Machinery & equipment	4 years
Computer equipment	3 years
Office furniture	4 years
Leasehold improvements	Lesser of lease life or economic life
Capital leases	Lesser of lease life or economic life

Equity Method Investment — The Company follows Accounting Principles Board Opinion No. 18 The Equity Method of Accounting for Investments in Common Stock  (“APB No. 18”) in accounting for its investment in the joint venture. In the event the Company’s share of the joint venture’s net losses reduces the Company’s investment to zero, the Company will discontinue applying the equity method and will not provide for additional losses unless the Company has guaranteed obligations of the joint venture or is otherwise committed to provide further financial support for the joint venture. If the joint venture subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Deferred Issuance Costs —Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 36 months.

Intangible and Long-Lived Assets— The Company follows Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the years ended December 31, 2008 and 2007, no impairment loss was recognized.

Fair Value Measurements — For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company has determined that its outstanding options and warrants require liability accounting and records the fair values as warrant and option derivatives.

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

FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. The Company applied the accounting prescribed in FAS 133 to account for its 2005 Convertible Debenture as described in Note 11. For practicality in the valuation of the debentures and for ease of presentation, the Company applied the accounting prescribed in FAS 155 to account for the 2006, 2007, February 2008, and April 2008 Convertible Debentures as described below in Notes 7, 8, 9, and 10.

In determining the appropriate fair value of the debentures, the Company used Level 2 inputs for its valuation methodology. For the periods from January 1, 2007 through September 30, 2008, the Company applied the Black-Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts to value the debentures and their embedded derivatives. At December 31, 2008, to achieve greater cost efficiencies, the Company changed its application of the Income Approach as defined under paragraph 18 of FAS 157, by applying the Black-Scholes option pricing model in valuing all debentures and their embedded derivatives. This change did not materially impact the results of the Company’s valuations of its debentures and embedded derivatives. The impact of the change in the application of the Income Approach was approximately 1.4% of the fair value of the Company’s debentures and their embedded derivatives. FAS 157, paragraph 20 states that the disclosure provisions of Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections (“FAS 154”) for a change in accounting estimate are not required for revisions resulting from a change in a valuation technique or its application.

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

At December 31, 2008, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	December 31, 2008
	As of	Using Fair Value Hierarchy
Derivative Liabilities	December 31, 2008	Level 1	Level 2	Level 3
Conversion feature - 2005 debenture	4,075	-	4,075	-
2006 Convertible debenture and embeded derivatives	1,993,354	-	1,993,354	-
2007 Convertible debenture and embedded derivatives	7,706,344	-	7,706,344	-
February 2008 Convertible debentures and embedded derivatives	1,757,470	-	1,757,470	-
April 2008 Convertible debenture and embedded derivatives	4,066,505	-	4,066,505	-
Warrant and option derivatives	2,655,849	-	2,655,849	-
	18,183,597	-	18,183,597	-

For the year ended December 31, 2008 and 2007, the Company recognized a gain of $13,082,247 and $32,835,057, respectively, for the changes in the valuation of the aforementioned liabilities.

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

Revenue Recognition — The Company’s revenues are generated from license and research agreements with collaborators. Licensing revenue is recognized on a straight-line basis over the shorter of the life of the license or the estimated economic life of the patents related to the license. License fee revenue begins to be recognized in the first full month following the effective date of the license agreement. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over the same term as the revenue. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions used in the years ended December 31, 2008 and 2007:

Year Ended December 31,
	2008	2007
Expected life in years	4.0	4.0
Volatility	148%	163%
Risk free interest rate	2.50%	4.74%
Expected dividends	None	None
Expected forfeitures	13%	13%

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

Net Loss Per Share — Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At December 31, 2008 and 2007, approximately 270,206,000 and 67,000,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks —Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total revenue.

	2008	2007
Genzyme Transgenics Corporation	17%	20%
START Licensing, Inc.	13%	15%
Exeter Life Sciences, Inc.	16%	19%
Terumo Corporation	25%	N/A
International Stem Cell Corporation	11%	N/A

Other risks include the uncertainty of the regulatory environment and the effect of future regulations on the Company’s business activities. As the Company is a biotechnology research and development company, there is also the attendant risk that someone could commence legal proceedings over the Company’s discoveries. Acts of God could also adversely affect the Company’s business.

Recent Accounting Pronouncements

In September 2006, the FASB issued FAS 157 “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company has adopted FAS 157 beginning January 1, 2008 and does not believe the adoption had a material impact on our financial position, results of operations or cash flows.

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

In June 2007, the FASB issued FASB Staff Position No. EITF 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for use in Future Research and Development Activities” (“FSP EITF 07-3”), which addresses whether nonrefundable advance payments for goods or services that used or rendered for research and development activities should be expensed when the advance payment is made or when the research and development activity has been performed. The implementation of EITF 07-3 did not have an impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”), which replaced SFAS 141. SFAS 141R retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting as well as requiring the expensing of acquisition-related costs as incurred. Furthermore, SFAS 141R provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company believes adopting FAS No. 141R will significantly impact its financial statements for any business combination completed after December 31, 2008.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The adoption of SFAS 160 will not have an impact on the Company’s consolidated financial statements.

In February 2008, the FASB issued FASB Staff Position No. 157-1 ("FSP 157-1"), "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13."  FSP 157-1 is effective upon initial adoption of SFAS 157, and indicates that it does not apply under SFAS 13, "Accounting for Leases" and other accounting pronouncements that address fair value measurements for purposes of lease classification or measurement under SFAS 13. This scope exception does not apply to assets acquired and liabilities assumed in a business combination that are required to be measured at fair value under SFAS 141 or SFAS 141R, regardless of whether those assets and liabilities are related to leases. The adoption of FSP 157-1 did not have an impact on the Company’s consolidated financial statements.

Also in February 2008, the FASB issued FASB Staff Position No. 157-2 ("FSP 157-2"), "Effective Date of FASB Statement No. 157."  With the issuance of FSP 157-2, the FASB agreed to: (a) defer the effective date in SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), and (b) remove certain leasing transactions from the scope of SFAS 157. The deferral is intended to provide the FASB time to consider the effect of certain implementation issues that have arisen from the application of SFAS 157 to these assets and liabilities.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company does not anticipate that the adoption of SFAS 161 will have a material impact on its consolidated results of operations or consolidated financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3 “Determination of the useful life of Intangible Assets” (“FSP 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The Company does not anticipate that the adoption of FSP 142-3 will have a material impact on its consolidated results of operations or consolidated financial position.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect the adoption of SFAS 162 will have a material impact on its consolidated results of operations or consolidated financial position.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact that FSP APB 14-1 will have on its consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the requirements of FSP EITF 03-6-1 and the impact that its adoption will have on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133  “Accounting for Derivatives and Hedging Activities,”  specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity. The Company does not expect the adoption of EITF 07-5 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5,  “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,”  that result from EITF 00-27 “ Application of Issue No. 98-5 to Certain Convertible Instruments,”  and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  EITF 08-4 is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. The Company is currently evaluating the impact of adoption of EITF 08-4 on the accounting for the convertible notes and related warrants transactions.

On October 10, 2008, the FASB issued FSP 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” which clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP 157-3 became effective on October 10, 2008, and its adoption did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment models of FAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). The Company is in the process of evaluating the impact, if any, of applying this FSP on its financial position, results of operations and cash flows.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  The Company is currently evaluating this new FSP but does not believe that it will have a significant impact on the determination or reporting of the financial results.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”). FSP FAS 107-1 and APB 28-1 requires companies to disclose in interim financial statements the fair value of financial instruments within the scope of FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments. However, companies are not required to provide in interim periods the disclosures about the concentration of credit risk of all financial instruments that are currently required in annual financial statements. The fair-value information disclosed in the footnotes must be presented together with the related carrying amount, making it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the balance sheet. FSP FAS 107-1 and APB 28-1 also requires that companies disclose the method or methods and significant assumptions used to estimate the fair value of financial instruments and a discussion of changes, if any, in the method or methods and significant assumptions during the period. The FSP shall be applied prospectively and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting FSP FAS 107-1 and APB 28-1 must also early adopt FSP FAS 157-4 as well as FSP FAS 115-2 and FAS 124-2. The Company will adopt the disclosure requirements of this pronouncement for the quarter ended June 30, 2009, in conjunction with the adoption of FSP FAS 157-4, FSP FAS 115-2 and FAS 124-2.

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" (“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual period ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

4.             LICENSE REVENUE

On April 30, 2008 the Company received a one time payment of $300,000 from Terumo International which extended their ability to commence a Phase I Clinical Trial in Japan by one year.  All other terms and conditions for the license agreement between Terumo and the Company remain the same. The Company has recorded $200,000 in license fee revenue for the year ended December 31, 2008 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue in the accompanying consolidated balance sheet at December 31, 2008. The Company is recognizing revenue from this agreement over the one-year extension period.

On May 23, 2008, the Company received $150,000 from International Stem Cells, Inc. as a continuing annual payment to renew its license fee for use of certain of the Company’s technologies. The Company has recorded $87,500 in license fee revenue for the year ended December 31, 2008 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue in the accompanying consolidated balance sheet at December 31, 2008. The Company is recognizing revenue from this agreement over a one-year period.

On July 10, 2008, the Company granted an exclusive license to Embryome Sciences, Inc., a wholly owned subsidiary of BioTime, Inc., to use its “ACTCellerate” embryonic stem cell technology and a bank of over 140 diverse progenitor cell lines derived using that technology. Under the agreement, the Company received an up-front payment of $470,000, and is eligible to receive an 8% royalty on sales of products, services, and processes that utilize the licensed technology. However, in connection with the rent judgment discussed in Note 18, in connection with unpaid rents owed with its landlord, the Company has assigned the landlord rights and interest to 62.5% of all royalties on this contract, and 65% of all other consideration payable under this license agreement until such time that the Company has repaid amounts owed to the landlord that total $475,000. The Company has recorded $12,288 in license fee revenue for the year ended December 31, 2008 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue in the accompanying consolidated balance sheet at December 31, 2008. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On December 18, 2008, the Company entered into a license agreement with Transition for certain of the Company’s non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for a total of $3.5 million in cash. As of December 31, 2008, the Company had received $2,000,000, less wire fees, in cash under this agreement. The Company received the remaining $1,500,000 in 2009. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program. The Company has not recorded license fee revenue for the year ended December 31, 2008 as the effective date of the agreement was December 18, 2008 and the Company’s policy is to begin recognition of revenue in the first full month following the effective date of the license agreement. The license fee has been accrued in deferred revenue in the accompanying consolidated balance sheet at December 31, 2008. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

In connection with the joint venture agreement discussed in Note 6, on December 1, 2008, the Company entered into a license agreement with CHA for the exclusive, worldwide license to the Hemangioblast Program. Under the agreement, CHA agreed to acquire the Company’s core technology for $500,000 in cash. As of December 31, 2008, the Company had received $250,000. The Company received the remaining $250,000 in January 2009. Accordingly, the Company has recorded $250,000 in accounts receivable in its consolidated balance sheets at December 31, 2008. The Company has recorded $2,450 in license fee revenue for the year ended December 31, 2008 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at December 31, 2008. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2008 and 2007:

	2008	2007
Machinery & equipment	$1,470,141	$1,552,642
Computer equipment	436,541	424,612
Office furniture	76,201	76,201
Leasehold improvements	127,197	127,197
Capital leases	51,235	238,754
Accumulated depreciation	(1,761,307)	(1,504,902)
Property and equipment, net	$400,008	$914,504

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $402,867 and $386,643, respectively.

6.	INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies, formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and will receive another 7% interest upon fulfilling certain obligations under the agreement over a period of 3 years. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 67% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program.

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company has recorded $2,450 in license fee revenue for the year ended December 31, 2008 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue in the accompanying consolidated balance sheet at December 31, 2008.

Accounting Principles Board Opinion 18 The Equity Method of Accounting for Investments in Common Stock (“APB 18”), paragraph 19a requires that the difference between the cost of an investment and the amount of underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary. The Company has calculated the difference between the cost of the investment and the amount of underlying equity in net assets of the joint venture to be $196,130, based on the Company’s initial cost basis in the investment of $246,130, less its 33.3% of the initial equity in net assets of the joint venture of $50,000.  The Company will amortize the $196,130 over the term of the shorter of the equipment usage or lease term (through April 2010, or 17 months from December 1, 2008). The amortization will be applied against the value of the Company’s investment. Amortization expense for the month of December 2008 was $11,537.

The following table is a summary of key financial data for the joint venture as of and for the year ended December 31, 2008:

Current assets	$179,400
Noncurrent assets	$468,150
Current liabilities	$76,869
Noncurrent liabilities	$468,150
Net revenue	$2,450
Net loss	$(62,791)

7.	CONVERTIBLE NOTE PAYABLE—APRIL 2008

On April 4, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $4,038,880 principal amount of senior secured convertible debentures with an original issue discount of $820,648 representing approximately 20.32%. The amortizing senior secured convertible debentures issued at the closing of the 2008 financing will be due and payable one (1) year from the closing, and will not bear interest. The cash purchase price excluding refinancing of bridge debt and in-kind payments was $2,212,432. Refinanced bridge debt consisted of the aggregate $130,000 in unsecured convertible notes previously issued and sold to PDPI LLC and The Shapiro Family Trust on March 21, 2008. The net outstanding amount of principal plus interest of the Notes was converted into the debt within the April 2008 debenture on a dollar-for-dollar basis.  Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. The convertible debentures are convertible beginning on the six-month anniversary of the effective date of the note at the option of the holders into 26,925,867 shares of common stock at a fixed conversion price of $0.15 per share, subject to anti-dilution and other customary adjustments. The Company has classified the note as short term in the accompanying consolidated balance sheet as of December 31, 2008. The debenture contains no restrictions as to the use of the proceeds, and is intended to fund the Company’s working capital obligations. As of June 30, 2009, the entire debenture balance remains outstanding.

Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction. At that time, and each month thereafter, the Company is required to either repay 1/30 of the outstanding balance owed in common stock at the lesser of the then conversion price or 80% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date. The debenture agreement does not limit the number of shares that the Company could be required to issue.

The note contains a provision that modifies the conversion rate to $0.15 per common share and the warrant exercise price to $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2005, 2006, and 2007 debentures. The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2005, 2006, and 2007 Convertible Debentures described above. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price and warrant exercise price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt.

In connection with this financing, the Company accrued cash fees to a placement agent of $20,000 and issued warrants to purchase 26,925,867 shares of Common Stock at an exercise price of $0.165 per share. The term of the warrants is five years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $2,587,521 using the Black-Scholes pricing model. The warrants were again valued at $709,384 at December 31, 2008 at fair value using the Black-Scholes model, representing a decrease in the fair value of the liability of $1,878,137 from the debenture’s inception date, which was recorded through the results of operations as an adjustment to fair value of derivatives. The Company issued warrants to purchase an aggregate of 4,263,962 shares of common stock of the Company at an exercise price of $0.165 to T.R. Winston & Company, LLC as consideration for placement agent services provided in connection with the Debenture. The term of the warrants is five years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $412,732 using the Black-Scholes pricing model. The warrants were again valued at $112,659 at December 31, 2008 at fair value using the Black-Scholes model, representing a decrease in the fair value of the liability of $300,073 from the debenture’s inception date, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at April 4, 2008 for all warrants issued in connection with this Debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 2.63%, and (4) expected life of 5.0 years. The assumptions used in the Black-Scholes option pricing model at December 31, 2008 for all warrants issued in connection with this Debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.37%, and (4) expected life of 4.3 years. Cash fees accrued in the amount of $20,000, the initial fair value of the original issue discount in the amount of $820,649, and the initial fair value of the warrant discount in the amount of $3,000,253 were capitalized as debt issuance costs (cash paid) and debt discounts (original issue discount and warrant discount), respectively, and have been amortized in full during the year ended December 31, 2008 due to the August 6, 2008 default as discussed below.

Under the terms of the agreement, beginning October 1, 2008, the Company is to amortize the note resulting in complete repayment by the maturity date. The Company may make the amortization payment in either cash or equity. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 80% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date. As of June 30, 2009, no note amortization has occurred and the note is in default as discussed below.

The agreement entered into provides that the Company will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement, or if the Company fails to timely execute stock trading activity. Additionally, penalties will be incurred by the Company in the event of potential default conditions.

As long as any portion of this debenture remains outstanding, unless the holders of at least 67% in principal amount of the then outstanding debentures otherwise give prior written consent, the Company is not permitted to (a) guarantee or borrow any indebtedness, (b) enter into any liens, (c) amend its charter documents in any manner that materially and adversely affects any rights of the holders, (d) acquire more than a de minimis number of shares of its common stock equivalents other than as to conversion shares of warrant shares as permitted or required and repurchases of common stock or common stock equivalents of departing officers and directors of the Company, provided that such purchases do not exceed certain specified amounts, (e) repay any indebtedness, other than the debentures already issued on a pro-rata basis, other than regularly scheduled principle payments as such terms are in effect under this debenture, (f) pay cash dividends or distributions on any equity securities of the Company, (g) enter into any material transaction with any affiliate of the Company, unless such transaction is made on an arm’s-length basis, or (h) enter into any agreement with respect to any of the above.

The Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures and related embedded conversion option. The initial fair value of the debentures and embedded conversion option was valued using a combination of Binomial and Black-Scholes models, resulting in a fair value of $4,570,649 at April 4, 2008. The convertible debenture is convertible at the option of the holders into a total of 26,925,867 shares of common stock at a conversion price of $0.15 per share, subject to anti-dilution and other customary adjustments. The excess of $531,769 of this value over the face value of the note was recorded through the results of operations as charges related to issuance of April 2008 convertible note payable. The fair value of the debentures and embedded conversion option was $4,066,505 at December 31, 2008, which includes the face value of the note of $4,038,880, plus the $27,625 fair value of the embedded conversion option. The embedded conversion option was valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at December 31, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.37%, and (4) expected life of 4.3 years. The change in fair value of the embedded conversion option of $504,144 is recorded through the results of operations as an adjustment to the fair value of derivatives for the year ended December 31, 2008.

The following table summarizes the changes in the fair values of the respective liabilities versus the values at April 4, 2008:

		Fair Value at
		April 4,	December 31,	Increase
Face Amount	Net Purchase Price	2008	2008	(Decrease)
$4,038,880	$3,218,232	$4,570,649	$4,066,505	$(504,144)

As of December 31, 2008, the outstanding principal amount for the 2008 Convertible Debentures is $4,038,880. Interest expense for the year ended December 31, 2008 was $3,840,902.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 12 for the default interest expense recognized during the year ended December 31, 2008.

8.	CONVERTIBLE NOTES PAYABLE—FEBRUARY 2008

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

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, the Company issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of the Company’s common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, the Company entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which the Company granted JMJ Financial a security interest in certain of its assets securing the JMJ Note. As of December 31, 2008, the Company had drawn down and received the following amounts under Note B:

• On March 17, 2008 — $60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).
• On June 17, 2008 — $60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).

As long as any portion of this debenture remains outstanding, unless the holders of at least 67% in principal amount of the then outstanding debentures otherwise give prior written consent, the Company is not permitted to (a) guarantee or borrow any indebtedness, (b) enter into any liens, (c) amend its charter documents in any manner that materially and adversely affects any rights of the holders, (d) acquire more than a de minimis number of shares of its common stock equivalents other than as to conversion shares of warrant shares as permitted or required and repurchases of common stock or common stock equivalents of departing officers and directors of the Company, provided that such purchases do not exceed certain specified amounts, (e) repay any indebtedness, other than the debentures already issued on a pro-rata basis, other than regularly scheduled principle payments as such terms are in effect under this debenture, (f) pay cash dividends or distributions on any equity securities of the Company, (g) enter into any material transaction with any affiliate of the Company, unless such transaction is made on an arm’s-length basis, or (h) enter into any agreement with respect to any of the above.

The debenture agreement does not limit the number of shares that the Company could be required to issue. The convertible debenture is convertible at the option of the holders into a total of 45,000,000 shares of common stock at a conversion price of $0.016 per share, subject to anti-dilution and other customary adjustments. The conversion options included in Note A and Note B represent embedded derivative instruments. Accordingly, the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”. The fair values of Note A and Note B and the related embedded derivatives, valued using a Monte Carlo simulation model, were recorded as of February 15, 2008. The excess of these values over the face values of Note A and Note B was recorded through the results of operations as charges related to the issuance of the February 2008 convertible notes payable. The fair value of the debentures and embedded conversion options was $1,757,470 at December 31, 2008, which includes the face value of the debentures of $720,000, plus the $1,037,470 fair value of the embedded conversion options. The embedded conversion options were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at December 31, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.37%, and (4) expected life of 1.1 years. The change in fair value of the embedded conversion option of $301,256 is recorded through the results of operations as an adjustment to the fair value of derivatives for the year ended December 31, 2008.

The following table summarizes the changes in the fair values of the respective liabilities versus the values at February 15, 2008, March 17, 2008, and June 17, 2008.
			Fair Value at
			February 15,		December 31,	Increase
	Face Amount	Net Purchase Price	2008		2008	(Decrease)
Note A	$600,000	$500,000	$1,229,466		$1,464,558	$235,092
Note B, Tranche 1	60,000	50,000	116,107	*	146,456	30,349
Note B, Tranche 2	60,000	50,000	110,641	**	146,456	35,815
Total	$720,000	$600,000	$1,456,214		$1,757,470	$301,256

*	Fair value at March 17, 2008
**	Fair value at June 17, 2008

As of December 31, 2008, the outstanding principal amount for the 2008 Convertible Debentures is $720,000. Interest expense for the year ended December 31, 2008 was $144,972.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 12 for the default interest expense recognized during the year ended December 31, 2008.

9.	CONVERTIBLE DEBENTURES—2007

On August 31, 2007, to fund its continuing operations, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $12,550,000 principal amount of convertible debentures with an original issue discount of $2,550,000 representing approximately 20.3%. In connection with the closing of the sale of the debentures, the Company received gross proceeds of $10,000,000. The convertible debentures are convertible at the option of the holders into 36,911,765 shares of common stock at a fixed conversion price of $0.34 per share, subject to anti-dilution and other customary adjustments. In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase an aggregate of 43,240,655 shares of its common stock. The term of the warrants is five years and the exercise price is $0.38 per share, subject to anti-dilution and other customary adjustments. The conversion price and warrant exercise price have each been modified for those subscribers who also participated in the April 2008 convertible note. See Note 7. The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and exercise the additional investment right and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of its common stock.

The April 2008 note (see Note 7) contains a provision that modifies the conversion rate to $0.15 per common share and the warrant exercise price to $0.165 per common share, issued to the April 2008 debenture subscribers who are also participants in the 2007 debentures. The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2007 Convertible Debentures. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price and warrant exercise price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. The Company initially recorded an additional debt discount in the amount of $451,389 to income related to repricing of 2006 and 2007 convertible debentures and warrants at April 4, 2008 for the impact of the change in the conversion price. As a result of the change in the exercise price of the warrants, 2,399,264 warrants remained at $0.38 exercise price and the remaining 34,512,501 warrants were adjusted to the $0.165 exercise price as a result of participation in the April 2008 debenture. The convertible debentures are convertible at the option of the holders into 1,999,387 and 42,554,652 shares of common stock at a fixed conversion price of $0..34 per share and $0.15 per share, respectively, subject to anti-dilution and other customary adjustments. See Note 7.

The agreements entered into provide that the Company will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement, or if the Company fails to timely execute stock trading activity.

Under the terms of the agreements, principal amounts owed under the debentures become due and payable commencing six months following closing of the transaction. At that time, and each month thereafter, the Company is required to either repay 1/30 of the outstanding balance owed in common stock at the lesser of $0.34 per share or 80% of the prior ten day’s average closing stock price, immediately preceding the redemption. The agreements also provide that the Company may force conversion of outstanding amounts owed under the debentures into common stock, if the Company has met certain conditions and milestones, and additionally, has a stock price for 20 consecutive trading days that exceeds 200% of the conversion price. The debenture agreement does not limit the number of shares that the Company could be required to issue.

As long as any portion of this debenture remains outstanding, unless the holders of at least 67% in principal amount of the then outstanding debentures otherwise give prior written consent, the Company is not permitted to (a) guarantee or borrow any indebtedness, (b) enter into any liens, (c) amend its charter documents in any manner that materially and adversely affects any rights of the holders, (d) acquire more than a de minimis number of shares of its common stock equivalents other than as to conversion shares of warrant shares as permitted or required and repurchases of common stock or common stock equivalents of departing officers and directors of the Company, provided that such purchases do not exceed certain specified amounts, (e) pay cash dividends or distributions on any equity securities of the Company, (f) enter into any material transaction with any affiliate of the Company, unless such transaction is made on an arm’s-length basis, or (g) enter into any agreement with respect to any of the above.

The agreement included an embedded conversion option, and the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures, and the related embedded derivatives, as of August 31, 2007. The fair value of the debentures and embedded conversion option was $7,706,344 at December 31, 2008, which includes the face value of the debentures of $6,986,297, plus the $722,047 fair value of the embedded conversion option. The embedded conversion option was valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at December 31, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.76%, and (4) expected life of 1.7 years. The change in fair value of the embedded conversion option of $1,649,969 is recorded through the results of operations as an adjustment to the fair value of derivatives for the year ended December 31, 2008.

In connection with this financing, the Company paid cash fees to a placement agent of $1,001,800 and issued a warrant to purchase 6,328,890 shares of common stock at an exercise price of $0.38 per share (modified to $0.165 for holders who are also subscribers of the April 2008 note payable – see Note 7). The initial fair value of the warrant was estimated at $2,025,000 using the Black-Scholes pricing model. The broker-dealer warrants were again valued at December 31, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability from December 31, 2007 of approximately $750,864, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model at December 31, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 184%, (3) risk-free interest rate of 1.6%, and (4) expected life of 3.8 years. Cash fees paid, and the initial fair value of the warrant, were capitalized on the date of the note, and have been amortized in full during the year ended December 31, 2008 due to the August 6, 2008 default as discussed below.

The following table summarizes the 2007 Convertible Debentures and discounts outstanding at December 31, 2008 and December 31, 2007:

	December 31,	December 31,
	2008	2007
2007 convertible debentures at fair value	$7,706,344	$11,622,078
Original issue discount	-	(6,063,955)
Warrant derivative discount	-	(2,075,581)

Net convertible debentures	$7,706,344	$3,482,542
Less current portion	(7,706,344)	(1,160,847)

2007 convertible debenture and embedded derivatives - long term	$-	$2,321,695

As of December 31, 2008 and 2007, the outstanding principal amount for the 2007 Convertible Debentures is $6,984,297 and $12,550,000, respectively. Interest expense for the years ended December 31, 2008 and 2007 was $10,830,351 and $336,353, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 12 for the default interest expense recognized during the year ended December 31, 2008.

10.	CONVERTIBLE DEBENTURES—2006

On September 6, 2006, to fund its continuing operations, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, the Company received gross proceeds of $8,750,000. The Company may make the amortization payment in either cash or equity. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 70% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date. The debenture agreement does not limit the number of shares that the Company could be required to issue. In connection with the issuance of the debenture, the Company also issued warrants to purchase 19,064,670 shares of common stock at an initial price of $0.3168 per share (modified to $0.165 for holders who are also subscribers of the April 2008 note payable – see Note 7) and exercisable for five years. The warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at December 31, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 1.00%, and (4) expected life of 2.7 years. The change in fair value of the embedded conversion option of $2,238,905 is recorded through the results of operations as an adjustment to the fair value of derivatives for the year ended December 31, 2008.

The agreement included an embedded conversion option, and the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures, and related embedded derivatives, as of September 6, 2006. The fair value of the debentures and embedded conversion option was $1,993,354 at December 31, 2008, which includes the face value of the debentures of $1,941,595, plus the $51,759 fair value of the embedded conversion option. The embedded conversion option was valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at December 31, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.37%, and (4) expected life of 0.7 years. The change in fair value of the embedded conversion option of $937,712 is recorded through the results of operations as an adjustment to the fair value of derivatives for the year ended December 31, 2008.

As long as any portion of this debenture remains outstanding, unless the holders of at least 67% in principal amount of the then outstanding debentures otherwise give prior written consent, the Company is not permitted to (a) guarantee or borrow any indebtedness, (b) enter into any liens, (c) amend its charter documents in any manner that materially and adversely affects any rights of the holders, (d) acquire more than a de minimis number of shares of its common stock equivalents other than as to conversion shares of warrant shares as permitted or required and repurchases of common stock or common stock equivalents of departing officers and directors of the Company, provided that such purchases do not exceed certain specified amounts, (e) pay cash dividends or distributions on any equity securities of the Company, or (f) enter into any agreement with respect to any of the above.

The April 2008 note (see Note 7) contains a provision that modifies the conversion rate to $0.15 per common share and the warrant exercise price to $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2006 debentures. The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 02 - 4—Determining Whether a Debtor’s Modification or Exchange of Debt Instruments is Within the Scope of FASB No. 15, and 05 - 7—Accounting for Modifications to Conversion Options Embedded in Debt Instruments and Related Issues on the accounting treatment of the change in conversion price of the 2006 Convertible Debentures. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company has concluded that the change in conversion price and warrant exercise price does not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. The Company initially recorded an additional debt discount in the amount of $396,199 to income related to the repricing of the 2006 and 2007 convertible debentures and warrants at August 6, 2008 for the impact of the change in the conversion price. As a result of the change in the exercise price of the warrants, 6,572,626 warrants remained at the $0.3168 exercise price and the remaining 12,492,044 warrants were adjusted to the $0.165 exercise price upon participation in the April 2008 debenture. The convertible debentures are convertible at the option of the holders into 3,866,563 and 5,936,924 shares of common stock at a fixed conversion price of $0.288 per share and $0.15 per share, respectively, subject to anti-dilution and other customary adjustments. See Note 7.

The following table summarizes the 2006 Convertible Debentures and discounts outstanding at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
2006 convertible debentures at fair value	$1,993,354	$7,386,912
Original issue discount	-	(3,777,403)
Warrant derivative discount	-	(562,018)

Net convertible debentures	$1,993,354	$3,047,491
Less current portion	(1,993,354)	(1,625,327)

2006 convertible debenture and embedded derivatives - long term	$-	$1,422,164

In connection with this financing, the Company paid cash fees to a broker-dealer of $525,000 and issued a warrant to purchase 4,575,521 shares of common stock at an exercise price of $0.3168 per share (modified for holders who are also subscribers of the April 2008 note payable – see Note 7). The broker-dealer warrants were again valued at December 31, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability of approximately $517,539 and $1,901,059 for the years ended December 31, 2008 and 2007, respectively, which was recorded through the results of operations as a debit to Adjustments to Fair Value of Derivatives. The assumptions used in the Black-Scholes model at December 31, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 184%, (3) risk-free interest rate of 0.08%, and (4) expected life of approximately 2.75 years. Cash fees paid, and the initial fair value of the warrant, were capitalized on the date of the note, and have been amortized in full during the year ended December 31, 2008 due to the August 6, 2008 default as discussed below.

As of December 31, 2008, the outstanding principal amount for the 2006 Convertible Debentures is $1,941,595. Interest expense for the years ended December 31, 2008 and 2007 was $6,420,695 and $2,692,931, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 12 for the default interest expense recognized during the year ended December 31, 2008.

11.	CONVERTIBLE DEBENTURES—2005

On September 15, 2005, to fund its continuing operations, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $22,276,250 principal amount of convertible debentures with an original issue discount of $4,526,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, the Company received gross proceeds of $17,750,000. The Company may make the amortization payment in either cash or equity, beginning six months from the closing date of this debenture. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 85% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date. The debenture agreement does not limit the number of shares that the Company could be required to issue.

The agreement included a an embedded conversion option that required separate valuation in accordance with the requirements of FAS 133, EITF –00-27 and related accounting literature. The fair value at December 31, 2008 of the derivative for the conversion feature was valued as an American call option using the Black-Scholes option pricing model with the following inputs: (1) closing stock price from $0.03 (2) exercise price equal to the $0.15 conversion price (3) volatility based upon the Company’s stock trading of 185% (4) risk-free interest rate of 1.00%, and (5) expected life of 1 year.

During years ended December 31, 2008 and 2007, a decrease in the fair value of the embedded derivative amounts of approximately $195,140 and $2,872,000, respectively, was recorded through results of operations as adjustment to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,623,718 shares of Common Stock at an adjusted exercise price of $0.165 per share. The fair value of the warrant as of December 31, 2008 was estimated at approximately $7,000 using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 184%, (3) risk-free interest rate of 0.04, and (4) expected life of 1 year. Cash fees paid, and the initial fair value of the warrant, were capitalized on the date of the note, and have been amortized in full during the year ended December 31, 2008 due to the August 6, 2008 default as discussed below. During the years ended December 31, 2008 and 2007, the Company recorded approximately $600,278 and $4,007,113, respectively, as interest expense in its accompanying consolidated statements of operations.

In January 2007, the Company’s Board of Directors agreed to reduce the exercise price of the warrants issued in connection with the 2005 debentures to $0.95 per share and to reduce the conversion price of the debentures to $0.90 per share. The conversion price and warrant exercise price have each been further modified in April 2008 for those subscribers who also participated in the April 2008 convertible note. See Note 7.

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

Anti-dilution Impact

As a result of the 2007 Financing, described more fully in Note 9, the warrants issued in connection with the 2005 Financing were automatically diluted down to $0.34. The result of this was to impact both the number and price of the original warrants and replacement warrants issued to both the investors and the brokers.

The new number of original warrants issued to investors totaled 2,335,005. The broker-dealer warrants were again valued at December 31, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability of $234,392 for the year ended December 31, 2008, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives. The assumptions used in the Black-Scholes model to value the warrants as of December 31, 2008 were as follows: (1) dividend yield of 0%; (2) expected volatility of 184%, (3) risk-free interest rate of 0.08%, and (4) expected life of 1.5 years.

The new number of replacement warrants issued to investors and brokers totaled 12,689,966. As a result of the change in the exercise price of the warrants, 3,239,810 warrants remained at the $0.34 exercise price and the remaining 9,450,156 warrants were adjusted to the $0.165 exercise price upon participation in the April 2008 debenture. The warrants were again valued at December 31, 2008 at fair value using the Black-Scholes model, resulting in a decrease in the fair value of the liability of approximately $1,402,947 for the year ended December 31, 2008, which was recorded through the results of operations as a credit to Adjustments to Fair Value of Derivatives. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 184%, (3) risk-free interest rate of 0.08%, and (4) expected life of 2.71 years.

The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
2005 convertible debenture at face value	$81,922	$1,677,904
Discounts on debentures
Original issue discount	-	(152,073)
Conversion feature derivative	-	(193,084)
Warrant derivative	-	(245,825)
Other derivatives	-	(9,266)
Net convertible debentures	81,922	1,077,656
Embedded derivatives	4,075	199,215
2005 convertible debentures and embedded derivatives	85,997	1,276,871
less current portion	(85,997)	(1,276,871)
2005 convertible debenture and embedded derivatives - long term portion	$-	$-

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 12 for the default interest expense recognized during the year ended December 31, 2008.

12.	ACCRUED DEFAULT INTEREST

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. As of June 30, 2009, the moratorium remains in effect. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. The debenture agreements require in the event of default that the full principle amount of the debentures, together with other amounts owing in respect thereof, to the date of acceleration shall become, at the Holder’s election, immediately due and payable in cash. The aggregate amount payable upon event of default shall be equal to the mandatory default amount. The mandatory default amount equals the sum of (i) the greater of: (A) 120% of the principle amount of the debentures to be repaid plus 100% of the accrued and unpaid interest, or (B) the principle amount of the debentures to be repaid, divided by the conversion price on (x) the date the mandatory default amount came due or (y) the date the mandatory default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the mandatory default amount is demanded or otherwise due or (y) the date the mandatory default amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the debentures. Commencing 5 days after the occurrence of any event of default that results in the eventual acceleration of the debentures, the interest rate on the debentures shall accrue at the rate of 18% per annum. Further, as a result of the default, the Company has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance in short term. The following table summarizes the accrued default interest expense recognized in the accompanying consolidated statements of operations for the year ended December 31, 2008, as well as the consolidated balance sheet at December 31, 2008:

Accrued
Penalty
Interest
2005 debenture	$22,121
2006 debenture	524,284
2007 debenture	1,885,951
February 2008 debenture	194,420
April 2008 debenture	1,090,608
$3,717,384

13.	WARRANT DERIVATIVES—OTHER

In January 2008 the Company issued 680,636 warrants to purchase common stock at $0.39 per share in connection with consulting services provided during the previous quarter. The warrants were initially valued at $112,492 using the Black-Scholes option pricing model. These warrants are classified as a warrant derivative liability. The warrants were again valued at December 31, 2008 at fair value using the Black-Scholes pricing model resulting in a decrease in the fair value of the liability of $90,397 for the year ended December 31, 2008, which was recorded through the results of operations as adjustments to fair value of derivatives. The assumptions used in the Black-Scholes model as of December 31, 2008 are as follows: (1) dividend yield of 0%; (2) expected volatility of 184%, (3) risk-free interest rate of 1.55%, and (4) expected life of 9.1 years.

14.	WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the year ended December 31, 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, December 31, 2007	104,700,522	$0.29	3.55	$495
Granted	31,870,465	0.15
Exercised	-	-
Forfeited	(7,173,036)	0.25
Outstanding, December 31, 2008	129,397,951	$0.26	3.23	-

Vested and expected to vest at December 31, 2008	129,397,951	0.26	3.23	-

Exercisable, December 31, 2008	129,397,951	$0.26	3.23	-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested warrants as of December 31, 2008 and changes during the year then ended, is presented below:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.17	107,450,081	3.30	$0.17	107,450,081	$0.17
0.32	4,575,521	2.68	0.32	4,575,521	0.32
0.38 - 0.40	9,409,526	4.08	0.38	9,409,526	0.38
0.85 - 0.96	5,869,831	1.92	0.95	5,869,831	0.95
2.20	72,917	2.63	2.20	72,917	2.20
2.48 - 2.54	2,020,075	0.93	2.54	2,020,075	2.54
	129,397,951			129,397,951

15.	ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

The following table summarizes the components of the adjustment to fair value of derivatives which were recorded as charges to results of operations for the years ended December 31, 2008 and 2007. The table summarizes by category of derivative liability the (increase) decrease in fair value from market changes during the years ended December 31, 2008 and 2007, the impact of additional investments and repricing and exercise of certain warrants.

	December 31,
	2008	2007
Embedded Pipe derivatives - 9.05	$(195,140)	$(795,772)
Pipe Hybrid instrument – 9.06	(937,712)	(5,808,165)
Pipe Hybrid- FAS 155 – 8.07	1,649,969	(374,039)
Pipe Hybrid- February 2008	351,897	-
Pipe Hybrid- April 2008	(504,144)	-
Original warrants PIPE 2005 , excluding replacement warrants	(234,392)	(891,167)
Replacement Warrants	(1,402,947)	(633,699)
Warrants – PIPE 2006-investors	(2,238,905)	(7,924,612)
Warrants – PIPE 2007-investors	(5,262,623)	(6,784,225)
Warrants – PIPE 2008-investors	(2,178,210)	-
Other Warrant Derivatives- 2005 and 2006	(1,805,990)	(7,182,045)
Other Warrants Derivatives - 2007	(324,050)	(1,598,056)

	$(13,082,247)	$(31,991,780)

16.	STOCKHOLDERS’ EQUITY TRANSACTIONS

The Company is authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock the Company is authorized to issue is 50,000,000 par value $0.001 per share. The total number of shares of Common Stock the Company is authorized to issue is 500,000,000, par value $0.001 per share. The Company had no Preferred Stock outstanding as of December 31, 2008 and had 429,448,381 shares of Common Stock outstanding as of December 31, 2008.

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

Between September 29, 2008 and January 20, 2009, the Company was ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of its common stock. In aggregate, as of January 30, 2009, the Company settled $1,108,673 in accounts payable through the issuance of 260,116,283 shares of its common stock. In 2008, the Company settled $603,474 in accounts payable through the issuance of 220,735,436 shares of its common stock. The Company recorded a loss on settlement of $5,436,137 in its accompanying statements of operations for the year ended December 31, 2008, which includes losses on settlement of $4,695,289 during the fourth quarter ended December 31, 2008. The losses were calculated as the difference between the amount of accounts payable relieved and the value of the shares (based on the closing share price on the settlement date) that were issued to relieve the accounts payable.

17.	STOCK-BASED COMPENSATION

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2008, ACT had granted 2,492,000 common share purchase options under the plan. At December 31, 2008, there were 308,000 options available for grant under this plan.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the “2004 Stock Plan II”). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2008, ACT had granted 1,301,161 common share purchase options under the plan. At December 31, 2008, there were no options available for grant under this plan.

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”) for its employees, subject to approval of our shareholders. The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. On January 24, 2008, the Company’s shareholders approved an increase of 25,000,000 shares to the 2005 Plan. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At December 31, 2008, we had granted 11,875,734 (net of forfeitures) common stock purchase options and 1,497,263 shares of common stock under the plan. At December 31, 2008, there were 15,722,589 options available for grant under this plan.

Stock Option Activity

A summary of option activity for the years ended December 31, 2008 and 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)

Outstanding, January 1, 2007	12,874,163	$0.71	8.20	$1,771
Granted	1,300,000	0.75
Exercised	(340,000)	0.05
Forfeited	(2,213,192)	0.83
Outstanding, December 31, 2007	11,620,971	$0.78	7.16	$255
Granted	11,875,734	0.21
Exercised	(1,200,000)	0.05
Forfeited	(8,169,015)	0.53
Outstanding, December 31, 2008	14,127,690	$0.51	7.71	$-

Vested and expected to vest at December 31, 2008	13,359,485	0.52	7.64	-

Exercisable, December 31, 2008	8,218,418	$0.70	6.75	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested employee stock options as of December 31, 2008 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested at January 1, 2008	783,814	$0.46
Granted	11,875,734	0.21
Vested	(2,372,518)	0.39
Forfeited	(4,377,758)	0.26
Unvested at December 31, 2008	5,909,272	$0.24

As of December 31, 2008, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,136,000, which is expected to be recognized over a weighted average period of approximately 9.06 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2008.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	922,000	5.62	$0.05	922,000	$0.05
0.21	7,440,000	9.11	0.21	1,667,586	0.21
0.25	1,301,161	6.00	0.25	1,301,161	0.25
0.35	65,000	7.53	0.35	39,271	0.35
0.75 - 0.76	20,000	7.82	0.75	10,837	0.75
0.85	3,197,112	6.09	0.85	3,173,779	0.85
1.35	235,000	7.31	1.35	205,782	1.35
2.04 - 2.11	295,000	6.99	2.07	251,352	2.07
2.20 - 2.48	652,417	6.65	2.34	646,650	2.34
	14,127,690			8,218,418

18.	COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for office and laboratory space in Worcester, Massachusetts commencing December 2004 and expiring April 2010, and for office space in Los Angeles, California commencing November 2005 and expiring May 2008. The Company’s rent at its Los Angeles, California site was on a month-to-month basis after May 2008. As discussed in Note 21, on March 1, 2009, the Company vacated its site in Los Angeles, California and moved to another site in Los Angeles. The term on this new lease is through February 28, 2010. Monthly base rent is $2,170. Annual minimum lease payments are as follows:

Year 1	$265,677
Year 2	89,910
Total	$355,587

Rent expense recorded in the financial statements for the year ended December 31, 2008 and 2007 was $2,183,126 and $1,485,218, respectively.

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

On May 31, 2008, the Company settled a dispute as a subtenant to its Alameda, California office for nonpayment of rent to its sublandlord. The sublease expired on May 31, 2008. As of that date, $445,000 of base rent, additional rent, and equipment payments, plus late fees and costs due under the sublease for a grand total of approximately $475,000 remained unpaid during the period from January 1, 2008 through May 31, 2008. On the date of the lease expiration, the Company vacated the premises but failed to remove the equipment that belonged to the Company. Consequently, the Company has agreed to assign all rights to the equipment to the sublandlord in partial settlement of amounts owed. Further, the Company has agreed to assign the sublandlord 62.5% of the Company’s right, title, and interest in all royalties and 65% of subtenant’s right, title, and interest in all other consideration payable to the Company under a license agreement with Embryome Sciences, Inc., dated July 10, 2008, until such time as the sublandlord has received royalty and other payments equal to $475,000, including the value of the equipment assigned to the sublandlord. Accordingly, the Company has recorded accrued rents relating to this matter in the amount of $389,400, which is the $475,000 settlement amount net of the withheld deposit of $27,000 and net of abandoned fixed assets of $58,600, in the accompanying consolidated balance sheet at December 31, 2008. As of June 30, 2009, the entire balance was unpaid.

On September 19, 2008, the Company was delivered judgment with respect to the landlord of its Charlestown, Massachusetts site over unpaid lease amounts. The Company failed to make its monthly lease payments after December 2007, which constituted an event of default under the lease agreement. Accordingly, the Company settled with the landlord in total of $1,751,543 for unpaid rent expenses, attorney fees, interest and damages for unpaid rent incurred through September 9, 2008. The Company abandoned its fixed assets at this site upon vacating the space, and recorded a loss on disposal of fixed assets amounting to $227,543 in its accompanying consolidated statement of operations during the year ended December 31, 2008. The Company accrued the remaining balance for the portion of damages incurred from January 1, 2008 through September 30, 2008 in accrued expenses its accompanying balance sheet at December 31, 2008, net of one payment of approximately $147,000. As of June 30, 2009, the Company had paid the entire amount under the judgment, plus approximately $104,000 in interest, and no longer has any obligations with respect to this judgment.

The Company and its subsidiary Mytogen, Inc. are currently defending themselves against a civil action brought in Suffolk Superior Court, No. 09-442-B, by their former landlord at 79/96 Thirteenth Street, Charlestown, Massachusetts, a property vacated by the Company and Mytogen effective May 31, 2008. In that action, Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”) is alleging that it has been unable to relet the premises and therefore seeking rent for the vacated premises since September 2008. Alexandria is also seeking certain clean-up and storage expenses. The Company is vigorously defending against the suit, claiming that ARE had breached certain convenants as of when Mytogen vacated, and that had ARE used reasonable diligence in its efforts to secure a new tenant, it would have been more successful. No trial date has been set. At this time, management cannot determine the likelihood of an unfavorable outcome from this lawsuit, and thus no amount has been accrued in its financial statements at December 31, 2008. If the Company does not prevail in these proceedings, losses for unpaid rents and other fees could be within a range between $3.5 million and $4.5 million.

Between April 1, 2008 and December 31, 2008, ACT issued 6,619,072 shares of common stock to several Holders of the 2005, 2006, 2007 and 2008 Debentures primarily for two reasons: (a) duplicate pre-redemption shares at the time of true-up and (b) negotiated shares with investors in settlement of various complaints from Debenture holders. The Company’s policy is to expense the value of these shares to financing costs in the period the shares were issued or the costs were otherwise incurred. In 2008, the Company recorded $482,430 as financing costs associated with the issuance of these shares. At this time, the Company cannot determine potential legal ramifications arising from the issuance of these shares, and the Company has concluded that the likelihood of unfavorable ramifications from the issuance of these shares is remote and not estimable.

19.	INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2008		2007
Statutory federal income tax rate	(34	) %	(34	) %
State income taxes, net of federal taxes	(6	) %	(6	) %
Non-includable items	8%		(19	) %
Increase in valuation allowance	32%		59%
Effective income tax rate	-		-

Significant components of deferred tax assets and (liabilities) are as follows:

	2008	2007
Deferred tax assets:		(Restated)
Net operating loss carryforwards	$39,265,458	$25,312,676
Employee non-qualified stock options	1,008,424	797,000
Deferred interest and finance charges	43,000	43,000
Deferred revenue	1,250,210	-
Capitalized R&D costs	441,000	441,000
Valuation allowance	(42,008,092)	(26,593,676)
Net deferred tax asset	-	-

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.

At December 31, 2008, the Company had federal and state net operating loss carry forwards available to offset future taxable income of approximately $95 million and $92 million respectively. These carry forwards will begin to expire in the years ending December 31, 2022 and December 31, 2012, respectively. These net operating losses are subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. The Company is in the process of analyzing the impact of the ownership changes but management does not believe they will have a material impact on the Company’s ability to utilize the net operating losses in the future.

The Company periodically evaluates the likelihood of the realization of deferred tax assets, and adjusts the carrying amount of the deferred tax assets by the valuation allowance to the extent the future realization of the deferred tax assets is not judged to be more likely than not. The Company considers many factors when assessing the likelihood of future realization of its deferred tax assets, including its recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income or loss, the carryforward periods available to the Company for tax reporting purposes, and other relevant factors.

At December 31, 2008, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $42.0 million valuation allowance associated with its deferred tax assets.

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

The following table summarizes the activity related to its unrecognized tax benefits:

Total
Balance at January 1, 2008	$658,500
Increase related to prior period tax positions	-
Increase related to current year tax positions	-
Expiration of the statuts of limitations for the assessment of taxes	-
Other	-

Balance at December 31, 2008	$658,500

The components of income tax expense are as follows:

	2008	2007
Current federal income tax	$-	$-
Current state income tax	-	-
Deferred taxes	15,414,416	9,192,476
Valuation allowance	(15,414,416)	(9,192,476)
	$-	$-

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2008 or 2007.

The following table summarizes the open tax years for each major jurisdiction:

Open Tax
Jurisdiction	Years
Federal	2001 - 2006
States	2001 - 2006

For tax years 2006 – 2008, the Company has not filed its state or federal tax returns; thus, the statute of limitations has not yet begun its term. As the Company has significant net operating loss carryforwards, even if certain of the Company's tax positions were disallowed, it is not foreseen that the Company would have to pay any taxes in the near future. Consequently, the Company does not calculate the impact of interest or penalties on amounts that might be disallowed.

20.	RELATED PARTY TRANSACTIONS

As discussed in Note 7, Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. Refinanced bridge debt consisted of $70,000 in unsecured convertible notes previously issued and sold to The Shapiro Family Trust on March 21, 2008. The net outstanding amount of principal plus interest of the Notes was converted into the debt within the April 2008 debenture on a dollar-for-dollar basis.

Gary Rabin, a member of the Board of Directors may be deemed the beneficial owner of the securities owned by PDPI, LLC, in which he holds a partnership interest. Refinanced debt consisted of $60,000 in an unsecured note previously issued and sold to PDPI, LLC, and another $61,000 assumed by PDPI, LLC, and consisted of amounts owed by a third party which were rolled over into the April 2008 Debenture.

21.	SUBSEQUENT EVENTS

As discussed in Note 16, between October 3, 2008 and January 20, 2009, the Company was ordered by the Circuit Court of the Twelfth Judicial District Circuit for Sarasosa County, Florida to settle certain past due accounts payable. The Company settled the accounts payable by the issuance of shares of its common stock, based on a formula that divides the amount due in dollars by the settlement date stock price, and multiplied by a specified factor. In January 2009, the Company settled the remaining $505,199 in accounts payable through the issuance of 39,380,847 shares of its common stock. The Company has recorded a loss on settlement of litigation in its consolidated statement of operations in the amount of $4,793,949 in the first quarter 2009.

On December 18, 2008, the Company entered into a license agreement with Transition for certain of its non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. During 2008, the Company received approximately $2 million under this agreement. In January 2009, the Company received the remaining $1.5 million in cash under this agreement. The Company is recognizing revenue from this agreement over its 17-year patent useful life. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program.

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

On March 11, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the agreement, the proceeds from the Facility must be used exclusively for the Company to file an investigational new drug (“IND”) for its RPE program, and will allow the Company to complete both Phase I and Phase II studies in humans. An IND is required to commence clinical trials. Under the terms of the agreement, the Company may draw down funds, as needed for clinical development of the RPE program, from the investor through the issuance of Series A-1 convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the drawdown date, and is convertible into common stock at $0.75 per share. As of June 30, 2009, the Company has drawn down $1,505,000 on this credit facility. For providing investor relations services in connection with this credit facility, the Company issued a consultant 24,900,000 shares of its common stock on February 9, 2009. The Company valued the issuance of these shares at $4,731,000 based on a closing price of $0.19 on February 9, 2009 and recorded the value of the shares as deferred financing costs associated with the financing on the date they were issued.

CHA Bio & Diostech Co., Ltd.

On March 30, 2009, the Company entered into a second license agreement with CHA under which the Company will license its RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,000,000. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea.

On May 13, 2009, the Company entered into a third license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. The Company received an upfront license fee of $300,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2008, the Company’s disclosure controls and procedures were ineffective. The Company concluded that the its disclosure controls were ineffective due to the material weaknesses in its internal controls described below. This conclusion by the Company’s Chief Executive Officer and Chief Financial Officer does not relate to reporting periods after December 31, 2008.

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act.  Internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States (“US GAAP”), including those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with US GAAP and that receipts and expenditures are being made only in accordance with authorizations of management and directors of the company; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Due to the inherent issue of segregation of duties in a small company, management has relied heavily on entity or management review controls to lessen the issue of segregation of duties.  Based on this assessment and those criteria, our management concluded that our internal control over financial reporting as of December 31, 2008 was ineffective, due to the identified material weaknesses noted below.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Our management identified the following material weaknesses as of December 31, 2008:

1.  Accounting and Finance Personnel Weaknesses – Our current accounting staff is relatively small and we do not have the required infrastructure of meeting the higher demands of being a U.S. public company. Due to the size of our accounting staff, we have limitations in the segregation of duties. Further, we have complex accounting estimates, specifically around our 2005, 2006, 2007 and 2008 Debentures, that require significant judgment and we currently do not have qualified accounting and finance personnel to make these estimates. We also lack sufficient accounting personnel to oversee the day-to-day purchasing process.

2.  Lack of Internal Audit Function – We lack sufficient resources and personnel to perform the internal audit function. As a result, the evaluation of our internal controls takes place no more frequently that on an annual basis.

In order to mitigate these material weaknesses to the fullest extent possible, all financial reports are reviewed by an outside accounting firm that is not our audit firm. All unexpected results are investigated.  At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it will be immediately implemented.

Any changes that materially affect, or is reasonably likely to materially affect, the Company’s internal control over financial reporting will be reported in the Company’s quarterly report for the period in which such change occurs (or annual report, if the change occurs in the fourth quarter).

This annual report does not include an attestation report of the Company’s registered accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the fiscal year ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers, key employees and directors are described below. There are no family relationships among our executive officers or directors.

Name	Age	Position
William M. Caldwell, IV	61	Chief Executive Officer and Chairman of the Board of Directors
Robert P. Lanza M.D.	52	Chief Scientific Officer
Alan C. Shapiro, Ph.D.	63	Member of the Board of Directors
Erkki Ruoslahti, M.D., Ph.D.	68	Member of the Board of Directors
Gary Rabin	43	Member of the Board of Directors

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held two meetings in 2008, both of which were telephonic. All five board members were present at both meetings.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met four times during 2008. The Compensation Committee met once during 2008. The Nominating Committee did not meet during 2008.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2008, all Reporting Persons timely complied with all applicable filing requirements.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to our named executive officers for the two years ended December 31, 2008 and 2007:

Summary Compensation Table

		Salary	Bonus	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
William M. Caldwell, IV	2008	350,000	-	-	-	995	(1)	350,995
Chief Executive Officer and	2007	348,374	150,000	-	-	2,376	(1)	500,750
Chairman of the Board of Directors

Robert P. Lanza, M.D.,	2008	290,000	35,000	-	168,237	636	(1)	493,873
Chief Scientific Officer	2007	342,805	50,000	-	28,910	483	(1)	422,198

Jonathan F. Atzen	2008	78,077	-	93,669	1,598	3,001	(2)	176,345
Sr. Vice President, General	2007	338,537	60,000	-	6,391	12,360	(3)	417,288
Counsel and Secretary (3)

Please see the assumptions relating to the valuation of our stock option awards which are contained in Notes to our unaudited and audited Financial Statements contained in this annual report on Form 10-K.

(1) This amount represents a life insurance premium paid by the Company for the named executive officer.

(2) Effective as of March 7, 2008, Mr. Atzen resigned from his positions at the Company and terminated his employment arrangement with the Company. This amount represents $2,670 in payments made to Mr. Atzen as part of his $1,000 monthly car allowance through his termination date and $331 in life insurance premiums paid by the Company for Mr. Atzen.

(3) This amount represents $12,000 in payments made to Mr. Atzen as part of his $1,000 monthly car allowance and $360 in life insurance premiums paid by the Company for Mr. Atzen.

Employment Contracts, Termination of Employment and Change-in-Control Arrangements

Employment Agreement with William M. Caldwell, IV.    On December 31, 2004, we entered into an employment agreement with William M. Caldwell, IV, our Chief Executive Officer. The agreement expired in June 2008. Certain terms of the agreement are on a month-to-month basis. The agreement provides for annual compensation in the amount of $200,000, increasing to $250,000 upon the completion of an equity financing that results in increased financing to us of at least $10 million, and an annual bonus of $50,000 until Mr. Caldwell's salary reaches $250,000, after which any bonus shall paid be at the discretion of the Board of Directors. We have also agreed to reimburse Mr. Caldwell for certain commuting expenses through June 2005 and relocation expenses after June 2005. Pursuant to his agreement, Mr. Caldwell received 1,903,112 options under the 2005 Stock Plan, 25% of which vested upon grant with the remainder vesting in equal monthly installments over 30 months. In the event of a change of control of us, 50% of any unvested options held by Mr. Caldwell will become vested. The agreement provides for severance in the amount of six months' salary in the event Mr. Caldwell's employment is terminated without cause and accelerated vesting of 50% of any unvested options. In the event Mr. Caldwell's employment is terminated without cause following a change of control, he is entitled to a lump sum severance payment equal to six months' base salary and accelerated vesting of 100% of any unvested stock options.

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

Outstanding Equity Awards at Fiscal Year-End

	Number of		Number of
	Securities		Securities
	Underlying		Underlying	Option	Option
	Unexercised		Unexercised	Exercise	Expiration
	Options (#)		Options (#)	Price	Date
Name	Exercisable		Unexercisable	($)	($)
William M. Caldwell, IV	651,161	(1)	-	0.25	12/31/2014
Chief Executive Officer and	1,903,112	(1)	-	0.85	1/31/2015
Chairman of the Board of Directors

Robert P. Lanza, M.D.,	750,000	(2)	-	0.05	8/12/2014
Chief Scientific Officer	489,583	(3)	10,417	0.85	1/31/2015
	250,000	(2)	-	2.20	9/15/2015
	896,552	(3)	3,103,448	0.21	2/7/2018

(1)	These options held by Mr. Caldwell vest as follows: 25% vested immediately upon grant with the remainder vesting in equal monthly installments over 30 months.

(2)	These options held by Dr. Lanza vested in full as of December 31, 2006.

(3)	These options held by Dr. Lanza vest in equal monthly installments over 48 months.

DIRECTOR COMPENSATION

		Fees Earned	Stock	Option	All Other
		or Paid in Cash	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Alan C. Shapiro, Ph.D.	2008	70,000	-	-	-	70,000

Alan G. Walton, Ph.D., D.Sc.	2008	-	-	-	-	-

Erkki Ruoslahti, M.D., Ph.D.	2008	-	-	-	-	-

Michael West	2008	-	-	-	-	-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of June 15, 2009. On such date, 499,905,641 shares of Common Stock were outstanding. Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our Common Stock. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

The following table sets forth information regarding beneficial ownership of our capital stock as of June 15, 2009 by:

•	Each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock,

•	Each of our directors and named executive officers, and

•	All of our directors and executive officers as a group.

	Number of
	Shares
	Beneficially
Name and Address (1) of Beneficial Owner	Owned		Percentage
5% or Greater Stockholders
None

Directors and Named Executive Officers
William M. Caldwell, IV	2,801,021	(2)	*
Robert P. Lanza, M.D.	2,686,135	(3)	*
Alan C. Shapiro	6,129,432	(4)	1.22%
Erkki Ruoslahti	120,086	(5)	*
Gary Rabin	1,862,960	(6)	*
Directors and Executive Officers as a Group ( 5 Persons)	13,599,634		2.66%

* Less than 1%

(1) Unless otherwise indicated, the address of the beneficial owner is 381 Plantation Street, Worcester, Massachusetts  01605.

(2)	Includes 2,554,273 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2008 that are held directly by Mr. Caldwell.

(3)	Includes 2,386,135 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2008.

(4)
Includes (i) indirect ownership of 1,682,346 shares and 2,565,778 shares subject to convertible debentures held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, (ii) 1,694,245 shares subject to warrants held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, and (iii) 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2008.

(5)	Includes 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2008.

(6)
Includes indirect ownership of 1,862,960 shares issuable upon exercise of certain warrants and upon conversion of the debentures held by PDP I, LLC, which such number of shares represents Mr. Rabin's proportional interest in the total number of shares held by PDP I, LLC, based on his 33.33% equity interest in the entity.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

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

Private Equity Financing

Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. Refinanced bridge debt consisted of $70,000 in unsecured convertible notes previously issued and sold to The Shapiro Family Trust on March 21, 2008. The net outstanding amount of principal plus interest of the Notes was converted into the debt within the April 2008 debenture on a dollar-for-dollar basis.

Gary Rabin, a member of the Board of Directors may be deemed the beneficial owner of the securities owned by PDPI, LLC, in which he holds a partnership interest. Refinanced debt consisted of $60,000 in an unsecured note previously issued and sold to PDPI, LLC, and another $61,000 assumed by PDPI, LLC, and consisted of amounts owed by a third party which were rolled over into the April 2008 Debenture.

Consulting Services

Courtney Burrows, a family member of Mr. Caldwell, performed consulting services in 2008 that consisted of cell biology and technical writing services. For her services performed, she received approximately 6,300.

Other Agreements

Not applicable.

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of our current independent registered public accounting firm, SingerLewak LLP, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2008	2007
Audit Fees	$151,372	$254,046
Audit Related Fees	$46,222	$35,853
Tax Fees	$-	$-
All Other Fees	$-	$-

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 and 2007.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Report.

(a)(2) Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

(b)

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

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

10.101
Agreement and Plan of Merger by and among Advanced Cell technology, Inc., ACT Acquisition Sub, Inc., Mytogen, Inc. and certain shareholders of Mytogen, Inc., dated as of July 31, 2007 (previously filed as exhibit 10.101 to the Amendment No. 1 to the Registrant’s 10-KSB for the year ended December 31, 2007 filed with the SEC on June 30, 2008 and incorporated by reference herein).

10.102
Escrow Agreement by and among Advanced Cell Technology, Inc. and certain former shareholders of Mytogen, Inc., dated as of September 20, 2007 (previously filed as exhibit 10.102 to the Amendment No. 1 to the Registrant’s 10-KSB for the year ended December 31, 2007 filed with the SEC on June 30, 2008 and incorporated by reference herein)

10.103
Securities Purchase Agreement dated August 31, 2007 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).

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

10.113
Securities Purchase Agreement dated March 31, 2008, by and among the Company and the investors party thereto (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference).

10.114
Security Agreement dated March 31, 2008, by and among the Company and the investors party thereto (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference).

10.115
Form of Common Stock Purchase Warrant issued in connection with March 31, 2008 Securities Purchase Agreement (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference).

10.116
Form of Amortizing Convertible Debenture issued in connection with March 31, 2008 Securities Purchase Agreement (previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form
10-Q filed on July 15, 2008 and incorporated herein by reference).

10.117	Subsidiary Guarantee dated March 31, 2008 (previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference).

10.118
Convertible Note, dated as of March 17, 2008, issued by the Company to PDPI LLC (previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference).

10.119
Bridge Note, dated as of March 17, 2008, issued by the Company to The Shapiro Family Trust Dated September 25, 1989 (previously filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form
10-Q filed on July 15, 2008 and incorporated herein by reference).

10.120
License Agreement, dated as of February 25, 2008, by and between the Company and Pharming Technologies B.V (previously filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form
10-Q filed on July 15, 2008 and incorporated herein by reference).

10.121
Convertible Promissory Note A, dated as of February 15, 2008, issued by the Company to JMJ Financial (previously filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form
10-Q filed on July 15, 2008 and incorporated herein by reference).

10.122
Convertible Promissory Note B , dated as of February 15, 2008, issued by the Company to JMJ Financial, and Amendment to Convertible Promissory Note B, dated as of March 17, 2008 (previously filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form
10-Q filed on July 15, 2008 and incorporated herein by reference).

10.123
Secured & Collateralized Promissory Note, dated as of February 15, 2008, issued by JMJ Financial to the Company (previously filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form
10-Q filed on July 15, 2008 and incorporated herein by reference).

10.124
Collateral & Security Agreement, dated as of February 15, 2008, by and between the Company and JMJ Financial (previously filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form
10-Q filed on July 15, 2008 and incorporated herein by reference).

14.1
Code of Ethics for Designated Senior Financial Managers (previously filed as Exhibit 14.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2005 (File No. 000-50295) and incorporated by reference herein).

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

23.1	Consent of Independent Registered Public Accounting Firm*

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of the Principle Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and Principle Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ADVANCED CELL TECHNOLOGY, INC.

By	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer (Principal Executive Officer and Principle Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William M. Caldwell, IV	July 6, 2009
William M. Caldwell, IV
Chief Executive Officer
(Principal Executive Officer and Principle Financial Officer) Chairman of the Board of Directors

/s/ Erkki Ruoslahti, M.D., Ph.D.	July 6, 2009
Erkki Ruoslahti, M.D., Ph.D., Director

/s/ Gary Rabin	July 6, 2009
Gary Rabin, Director

/s/ Alan C. Shapiro	July 6, 2009
Alan C. Shapiro, Director