Form 10-Q
period 2009-03-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2009-07-20
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 10, 2009:
Common Stock, $0.001 par value per share	499,905,641 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2009 AND DECEMBER 31, 2008

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$522,502	$816,904
Accounts receivable	1,100,000	261,504
Prepaid expenses	-	32,476
Deferred royalty fees, current portion	182,198	182,198
Total current assets	1,804,700	1,293,082

Property and equipment, net	319,637	400,008
Investment in joint venture	83,925	225,200
Deferred royalty fees, less current portion	583,236	659,488
Deposits	2,170	-
Deferred issuance costs, net of amortization of $0 and $8,666,387	4,731,000	-

TOTAL ASSETS	$7,524,668	$2,577,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,672,249	$8,287,786
Accrued expenses	1,771,808	2,741,591
Accrued default interest	4,224,077	3,717,384
Deferred revenue, current portion	875,017	834,578
Advances payable, other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $0 and $0	101,865	85,997
2006 Convertible debenture and embedded derivatives (fair value $2,164,019 and $1,993,354)	2,164,019	1,993,354
2007 Convertible debenture and embedded derivatives (fair value $11,275,803 and $7,706,344)	11,275,803	7,706,344
February 2008 Convertible debenture and embedded derivatives (fair value $1,530,483 and $1,757,470)	1,530,483	1,757,470
April 2008 Convertible debenture and embedded derivatives (fair value $4,541,625 and $4,066,505)	4,541,625	4,066,505
Warrant and option derivatives	10,957,902	2,655,849
Deferred joint venture obligations, current portion	159,541	167,335
Short term capital leases	12,955	12,955
Notes payable, other	468,425	468,425
Total current liabilities	45,885,769	34,625,573

Deferred joint venture obligations, less current portion	29,675	63,473
Deferred revenue, less current portion	6,083,301	3,817,716
Total liabilities	51,998,745	38,506,762

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 50,000,000 shares authorized, 0 issued and outstanding	-	-
Common stock, $0.01par value; 500,000,000 shares authorized, 499,905,641 and 429,448,381 issued and outstanding.	499,906	429,448
Additional paid-in capital	63,843,497	53,459,172
Accumulated deficit	(108,817,480)	(89,817,604)
Total stockholders' deficit	(44,474,077)	(35,928,984)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,524,668	$2,577,778

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

Revenue (License fees and royalties)	$293,976	$124,343
Cost of Revenue	138,752	190,728
Gross profit	155,224	(66,385)

Operating expenses:
Research and development	436,607	3,967,552
Grant reimbursements	(136,840)	(105,169)
General and administrative expenses	747,078	1,725,822
Loss on settlement of litigation	4,793,949	-
Total operating expenses	5,840,794	5,588,205
Loss from operations	(5,685,570)	(5,654,590)

Non-operating income (expense):
Interest income	1,621	6,849
Interest expense and late fees	(582,821)	(4,206,616)
Charges related to issuance of February 2008 convertible debentures	-	(685,573)
Adjustments to fair value of derivatives	(10,841,612)	1,020,271
Losses attributable to equity method investment	(95,126)	-
Loss on modification of debentures	(1,796,368)	-
Total non-operating income (expense)	(13,314,306)	(3,865,069)

Loss before income tax	(18,999,876)	(9,519,659)

Income tax	-	-
Net loss	$(18,999,876)	$(9,519,659)

Weighted average shares outstanding :
Basic	476,926,873	95,870,879
Diluted	476,926,873	95,870,879

Loss per share:
Basic	$(0.04)	$(0.10)
Diluted	$(0.04)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2009
(UNAUDITED)

			Additional		Total
	Common Stock		Paid in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity
Balance December 31, 2008	429,448,381	$429,448	$53,459,172	$(89,817,604)	$(35,928,984)

Convertible Debentures Conversions	6,176,413	6,177	325,625	-	331,802

Option compensation charges			92,833		92,833

Issuance of stock in settlement of accounts payable	39,380,847	39,381	5,259,767		5,299,148

Issuance of stock in payment of debt issue costs for preferred stock credit facility	24,900,000	24,900	4,706,100		4,731,000

Net loss for the three months ended March 31, 2009	-	-	-	(18,999,876)	(18,999,876)

Balance March 31, 2009	499,905,641	$499,906	$63,843,497	$(108,817,480)	$(44,474,077)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(UNAUDITED)

	Three Months Ended March 31,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,999,876)	$(9,519,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	126,520	109,904
Amortization of deferred charges	76,252	338,227
Amortization of deferred revenue	(293,976)	(124,342)
Stock based compensation	92,833	378,853
Amortization of deferred issuance costs	-	825,612
Amortization of discounts	-	3,372,267
Loss on modification of debentures	1,796,368	-
Adjustements to fair value of derivatives	10,841,612	(1,020,271)
Charges related to issuance of February 2008 convertible notes	-	685,573
Warrants issued for consulting services	-	155,281
Charges related to settlement of anti-dilution provision	-	15,581
Loss on settlement of litigation	4,793,949	-
Loss attributable to investment in joint venture	95,126	-
Amortization of deferred joint venture obligations	(41,592)	-
(Increase) / decrease in assets:
Accounts receivable	261,504	(4,767)
Prepaid expenses	32,476	(44,673)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(1,080,121)	3,243,846
Accrued default interest	506,693	4,813
Deferred revenue	1,500,000	-

Net cash used in operating activities	(292,232)	(1,583,755)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	-	(142,588)
Payment of deposits	(2,170)	-
Charges related to Mytogen acquisition	-	-

Net cash used in investing activities	(2,170)	(142,588)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	550,000
Payments on notes and leases	-	(18,650)
Proceeds from notes payable	-	630,000

Net cash provided by financing activities	-	1,161,350

NET DECREASE IN CASH AND CASH EQUIVALENTS	(294,402)	(564,993)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	816,904	1,166,116

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$522,502	$601,123

CASH PAID FOR:
Interest	$-	$2,504
Income taxes	$499	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 13,736,111 shares of common stock in redemption of convertible debentures	$-	$2,109,105
Issuance of 6,176,413 and 1,368,460 shares of common stock in conversion of convertible debentures	$331,802	$405,639
Issuance of 24,900,000 shares of common stock in payment convertible preferred stock issuance costs	$4,731,000	$-
Issuance of 39,380,847 shares of common stock in settlement of litigation	$5,299,148	$-
Issuance of 862,522 shares of common stock in payment of consulting services	$-	$204,352
Issuance of 70,503 shares of common stock to settle an anti-dilution provision feature of convertible debenture	$-	$15,581
Issuance of 1,200,000 shares of common stock upon exercise of employee stock options	$-	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009

1.         ORGANIZATIONAL MATTERS

Organization and Nature of Business

Advanced Cell Technology, Inc. (the “Company”) is a biotechnology company, incorporated in the state Delaware, focused on developing and commercializing human embryonic and adult stem cell technology in the emerging fields of regenerative medicine. Principal activities to date have included obtaining financing, securing operating facilities, and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company’s ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. The Company may thus not be able to continue as a going concern and fund cash requirements for operations through the next 12 months with current cash reserves. As discussed below, the Company was able to raise additional cash during the first quarter of 2009.  Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

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

•
On December 18, 2008, the Company entered into a license agreement with an Ireland-based investor, Transition Holdings Inc. (“Transition”), for certain of its non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. Through December 31, 2008, the Company had received $2 million in cash under this agreement. During the three months ended March 31, 2009, the Company received $1.5 million in cash under this agreement. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program.

•
On March 30, 2009, the Company entered into a license agreement with CHA under which the Company will license its retinal pigment epithelium (“RPE”) technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,100,000 during the second quarter of 2009. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea. The agreement is part of continuing cooperation and collaboration between the two companies.

•
On March 11, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the agreement, the proceeds from the Facility must be used exclusively for the Company to file an investigational new drug (“IND”) for its retinal pigment epithelium (“RPE”) program, and will allow the Company to complete both Phase I and Phase II studies in humans. An IND is required to commence clinical trials. Under the terms of the agreement, the Company may draw down funds, as needed for clinical development of the RPE program, from the investor through the issuance of Series A-1 convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial issuance date, and is convertible into common stock at $0.75 per share. As of June 30, 2009, the Company has drawn down approximately $1,810,000 on this facility.

•
On May 13, 2009, the Company entered into another license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. The Company received an upfront license fee of $300,000.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation —The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Principles of Consolidation —The accounts of the Company and its wholly-owned subsidiary Mytogen, Inc. (“Mytogen”) are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated in consolidation.

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

Cash and Cash Equivalents —Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of March 31, 2009 and December 31, 2008, the Company had deposits in excess of federally-insured limits totaling $151,227 and $655,074, respectively. The Company has not experienced any losses in such accounts.

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

Intangible and Long-Lived Assets — The Company follows Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the three months ended March 31, 2009 and 2008, no impairment loss was recognized.

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

FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. The Company applied the accounting prescribed in FAS 133 to account for its 2005 Convertible Debenture as described in Note 9. For practicality in the valuation of the debentures and for ease of presentation, the Company applied the accounting prescribed in FAS 155 to account for the 2006, 2007, February 2008, and April 2008 Convertible Debentures as described below in Notes 5, 6, 7, and 8.

In determining the appropriate fair value of the debentures, the Company used Level 2 inputs for its valuation methodology. For the periods from January 1, 2008 through March 31, 2008, the Company applied the Black-Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts to value the debentures and their embedded derivatives. At December 31, 2008, to achieve greater cost efficiencies, the Company changed its application of the Income Approach as defined under paragraph 18 of FAS 157, by applying the Black-Scholes option pricing model in valuing all debentures and their embedded derivatives. This change did not materially impact the results of the Company’s valuations of its debentures and embedded derivatives. The impact of the change in the application of the Income Approach was approximately 1.4% of the fair value of the Company’s debentures and their embedded derivatives. FAS 157, paragraph 20 states that the disclosure provisions of Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections (“FAS 154”) for a change in accounting estimate are not required for revisions resulting from a change in a valuation technique or its application.

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

At March 31, 2009, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	March 31, 2009
	As of	Using Fair Value Hierarchy
Derivative Liabilities	March 31, 2009	Level 1	Level 2	Level 3
Conversion feature - 2005 debenture	19,943	-	19,943	-
2006 Convertible debenture and embeded derivatives	2,164,019	-	2,164,019	-
2007 Convertible debenture and embedded derivatives	11,275,803	-	11,275,803	-
February 2008 Convertible debentures and embedded derivatives	1,530,483	-	1,530,483	-
April 2008 Convertible debenture and embedded derivatives	4,541,625	-	4,541,625	-
Warrant and option derivatives	10,957,902	-	10,957,902	-
	30,489,775	-	30,489,775	-

For the three months ended March 31, 2009 and 2008, the Company recognized a gain (loss) of ($10,841,612) and $1,020,271, respectively, for the changes in the valuation of the aforementioned liabilities.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions used in the three months ended March 31, 2009 and 2008:

Three Months Ended March 31,
	2009	2008
Expected life in years	4.0	4.0
Volatility	148%	148%
Risk free interest rate	2.50%	2.50%
Expected dividends	None	None
Expected forfeitures	13%	13%

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

At March 31, 2009 and 2008, approximately 248,806,000 and 172,346,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks —Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue.

	March 31,
	2009	2008
Genzyme Transgenics Corporation	11%	26%
Exeter Life Sciences, Inc.	10%	25%
Lifeline Cell Technology	*	13%
Start Licensing, Inc.	*	20%
Terumo Corporation	26%	**
International Stem Cell Corporation	13%	**
Transition Holdings, Inc.	15%	**

*License revenue earned during the period was less than 10% of total license revenue.
**No license revenue earned from this customer during the period.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”).  SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It is intended to eliminate the diversity in practice regarding the accounting for transactions between equity and noncontrolling interests by requiring that they be treated as equity transactions. Further, it requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. SFAS 160 also establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation, requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated, requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary, among others. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008, with early adoption permitted, and it is to be applied prospectively. SFAS 160 is to be applied prospectively as of the beginning of the fiscal year in which it is initially applied, except for the presentation and disclosure requirements, which must be applied retrospectively for all periods presented. The adoption of SFAS 160 did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS 161 did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an impact on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 (“EITF 07-5”), “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock.”  EITF 07-5 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of SFAS No. 133  “Accounting for Derivatives and Hedging Activities,”  specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF 07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the SFAS 133 paragraph 11(a) scope exception. This standard triggers liability accounting on all options and warrants exercisable at strike prices denominated in any currency other than the functional currency of the operating entity. The adoption of EITF 07-5 did not have an impact on the consolidated results of operations or consolidated financial position.

In April 2008, the FASB issued FASB Staff Position No. 142-3 “Determination of the useful life of Intangible Assets” (“FSP 142-3”), which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under SFAS142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. SFAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in SFAS 142. The adoption of FSP 142-3 did not have a material impact on the consolidated results of operations or consolidated financial position.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of FSP APB 14-1 did not have an impact on the consolidated results of operations or consolidated financial position.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5.” The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5,  “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios,”  that result from EITF 00-27 “ Application of Issue No. 98-5 to Certain Convertible Instruments,”  and SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  The adoption of EITF 08-4 did not have an impact on the consolidated results of operations or consolidated financial position.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). The adoption of FSP FAS 157-4 did not have an impact on the Company’s financial position, results of operations and cash flows.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment models of FAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. The adoption of FSP EITF 99-20-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”(“SFAS 165”). SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 will be effective for interim or annual periods ending after June 15, 2009 and will be applied prospectively. The Company will adopt the requirements of this pronouncement for the quarter ended June 30, 2009. The Company does not anticipate the adoption of SFAS 165 will have an impact on its consolidated results of operations or consolidated financial position.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.
SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact of adoption of SFAS 166 on the accounting for its convertible notes and related warrant liabilities.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact, if any, of adoption of SFAS 167 on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on the Company’s consolidated financial statements.

3. LICENSE REVENUE

In connection with the joint venture agreement discussed in Note 4, on December 1, 2008, the Company entered into a license agreement with CHA for the exclusive, worldwide license to the Hemangioblast Program. Under the agreement, CHA agreed to acquire the Company’s core technology for an up-front payment of $500,000 in cash. The Company received $250,000 in December 2008 and the remaining $250,000 in January 2009. The Company has recorded $7,353 in license fee revenue for the three months ended March 31, 2009 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at March 31, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On December 18, 2008, the Company entered into a license agreement with Transition for certain of its non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. The Company received $2,000,000 during December 2008 and the remaining $1,500,000 during the three months ended March 31, 2009. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program. The Company has recorded $44,117 in license fee revenue for the three months ended March 31, 2009 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at March 31, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On March 30, 2009, the Company entered into a second license agreement with CHA under which the Company will license its RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,100,000 during the second quarter of 2009. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea. The Company has not recorded any license fee revenue for the three months ended March 31, 2009 in its accompanying consolidated statements of operations. The full $1,100,000 license fee has been included in accounts receivable and accrued in deferred revenue at March 31, 2009. The Company will recognize revenue from this agreement over its 17-year patent useful life.

4. INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd . (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies, formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and will receive another 7% interest upon fulfilling certain obligations under the agreement over a period of 3 years. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 67% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program.

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company has recorded $7,353 in license fee revenue for the three months ended March 31, 2009 in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $491,422 has been accrued in deferred revenue in the accompanying consolidated balance sheet at March 31, 2009.

Accounting Principles Board Opinion 18 The Equity Method of Accounting for Investments in Common Stock (“APB 18”), paragraph 19a requires that the difference between the cost of an investment and the amount of underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary. The Company has calculated the difference between the cost of the investment and the amount of underlying equity in net assets of the joint venture to be $196,130, based on the Company’s initial cost basis in the investment of $246,130, less its 33.3% of the initial equity in net assets of the joint venture of $50,000.  The Company will amortize the $196,130 over the term of the shorter of the equipment usage or lease term (through April 2010, or 17 months from December 1, 2008). The amortization will be applied against the value of the Company’s investment. Amortization expense for the three months ending March 31, 2009 was $46,149.

The following table is a summary of key financial data for the joint venture as of and for the year ended March 31, 2009:

Current assets	$46,255
Noncurrent assets	$477,695
Current liabilities	$205,827
Noncurrent liabilities	$461,600
Net revenue	$7,350
Net loss	$(285,379)

The following table is a summary of the activity from December 31, 2008 to March 31, 2009 in the Company’s investment in the joint venture:

Balance, December 31, 2008	$225,200
Losses attributable to investment	(95,126)
Amortization of premium	(46,149)
Balance, March 31, 2009	$83,925

5. CONVERTIBLE NOTE PAYABLE—APRIL 2008

On April 4, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $4,038,880 principal amount of senior secured convertible debentures with an original issue discount of $820,648 representing approximately 20.32%. The amortizing senior secured convertible debentures issued at the closing of the 2008 financing will be due and payable one (1) year from the closing, and will not bear interest. The cash purchase price excluding refinancing of bridge debt and in-kind payments was $2,212,432. Refinanced bridge debt consisted of the aggregate $130,000 in unsecured convertible notes previously issued and sold to PDPI LLC and The Shapiro Family Trust on March 21, 2008. The net outstanding amount of principal plus interest of the Notes was converted into the debt within the April 2008 debenture on a dollar-for-dollar basis.  Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. The convertible debentures are convertible at the option of the holders beginning on the six-month anniversary of the effective date into 26,206,333 and 5,396,500 shares of common stock at a fixed conversion price of $0.15 per share and $0.02 per share, respectively, subject to anti-dilution and other customary adjustments. The Company has classified the note as short term in the accompanying consolidated balance sheet as of December 31, 2008. The debenture contains no restrictions as to the use of the proceeds, and is intended to fund the Company’s working capital obligations. As of July 15, 2009, the entire debenture balance remains outstanding.

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

The note contains a provision that modifies the conversion rate to $0.15 per common share and the warrant exercise price to $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2005, 2006, and 2007 debentures. The Company concluded that the change in conversion price and warrant exercise price did not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt.

In connection with this financing, the Company accrued cash fees to a placement agent of $20,000 and issued warrants to purchase 26,925,867 shares of Common Stock at an exercise price of $0.165 per share. The term of the warrants is five years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $2,587,521 using the Black-Scholes pricing model. The Company issued warrants to purchase an aggregate of 4,263,962 shares of common stock of the Company at an exercise price of $0.165 to T.R. Winston & Company, LLC as consideration for placement agent services provided in connection with the Debenture. The term of the warrants is five years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $412,732 using the Black-Scholes pricing model. The total of 31,189,829 warrants were again valued at $3,193,108 at March 31, 2009 at fair value using the Black-Scholes model, representing an increase in the fair value of the liability of $2,371,065 during the three months ended March 31, 2009, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at April 4, 2008 for all warrants issued in connection with this Debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 2.63%, and (4) expected life of 5.0 years. The assumptions used in the Black-Scholes option pricing model at March 31, 2009 for all warrants issued in connection with this Debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.17%, and (4) expected life of 4.01 years. Cash fees accrued in the amount of $20,000, the initial fair value of the original issue discount in the amount of $820,649, and the initial fair value of the warrant discount in the amount of $3,000,253 were capitalized as debt issuance costs (cash paid) and debt discounts (original issue discount and warrant discount), respectively, and were amortized in full during the year ended December 31, 2008 due to the August 6, 2008 default as discussed below.

Under the terms of the agreement, beginning October 1, 2008, the Company is to amortize the note resulting in complete repayment by the maturity date. The Company may make the amortization payment in either cash or equity. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 80% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date. As of March 31, 2009, no note amortization had occurred and the note was in default, effective August 6, 2008, as discussed below.

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

The Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures and related embedded conversion option. The initial fair value of the debentures and embedded conversion option was valued using a combination of Binomial and Black-Scholes models, resulting in a fair value of $4,570,649 at April 4, 2008. The convertible debenture is convertible at the option of the holders into a total of 31,602,833 shares, subject to anti-dilution and other customary adjustments. The excess of $531,769 of this value over the face value of the note was recorded through the results of operations as charges related to issuance of April 2008 convertible note payable. The fair value of the debentures and embedded conversion option was $4,541,625 at March 31, 2009, which includes the face value of the note of $4,038,880, plus the $502,745 fair value of the embedded conversion option. The embedded conversion option was valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at March 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.17%, and (4) expected life of 0.01 years. The decrease in fair value of the embedded conversion option of $1,893 is recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended March 31, 2009. Additionally, $477,013 was recorded in loss on modification of convertible debenture during the three months ended March 31, 2009 as a result of a settlement with a debenture holder in February 2009. See Note 13.

At March 31, 2009, the note and related embedded derivatives outstanding were again valued at fair value using a binomial option pricing model, resulting in the changes shown in the following table in the fair values of the respective liabilities versus the values at December 31, 2008.  The changes were recorded through the results of operations as an adjustment to fair value of derivatives.

	March 31,	December 31,	Increase
	2009	2008	(Decrease)
Principal Due	$4,038,880	$4,038,880	$-
Fair Value	$4,541,625	$4,066,505	$475,120

Interest expense on the April 2008 debenture for the three months ended March 31, 2009 and 2008 was $179,260 and $0, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the total default interest expense recognized during the three months ended March 31, 2009.

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

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, the Company issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of the Company’s common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, the Company entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which the Company granted JMJ Financial a security interest in certain of its assets securing the JMJ Note. As of March 31, 2009, the Company had drawn down and received the following amounts under Note B:

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

The debenture agreement does not limit the number of shares that the Company could be required to issue. The convertible debenture is convertible at the option of the holders into a total of 10,384,615 shares of common stock at a conversion price of $0.069 per share at March 31, 2009, subject to anti-dilution and other customary adjustments. The conversion options included in Note A and Note B represent embedded derivative instruments. Accordingly, the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”. The fair values of Note A and Note B and the related embedded derivatives, valued using a Monte Carlo simulation model, were recorded as of February 15, 2008. The excess of these values over the face values of Note A and Note B was recorded through the results of operations as charges related to the issuance of the February 2008 convertible notes payable. The fair value of the debentures and embedded conversion options was $1,530,483 at March 31, 2009, which includes the face value of the debentures of $720,000, plus the $810,483 fair value of the embedded conversion options. The embedded conversion options were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at March 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.57%, and (4) expected life of 0.88 years. The decrease in fair value of the embedded conversion option of $226,987 is recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended March 31, 2009.

The following table summarizes the changes in the fair values of the respective liabilities versus the values at March 31, 2009 and December 31, 2008.

	March 31,	December 31,	Increase
	2009	2008	(Decrease)
Note A:
Principal Due	$600,000	$600,000	$-
Fair Value	1,275,402	1,464,558	(189,156)

Note B:
Principal Due	$120,000	$120,000	$-
Fair Value	255,081	292,912	(37,831)

Total Increase (Decrease)			$(226,987)

Interest expense on the February 2008 debenture for the three months ended March 31, 2009 was $31,956.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the total default interest expense recognized during the three months ended March 31, 2009.

7. CONVERTIBLE DEBENTURES—2007

On August 31, 2007, to fund its continuing operations, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $12,550,000 principal amount of convertible debentures with an original issue discount of $2,550,000 representing approximately 20.3%. In connection with the closing of the sale of the debentures, the Company received gross proceeds of $10,000,000. The convertible debentures are convertible at the option of the holders into 36,911,765 shares of common stock at a fixed conversion price of $0.34 per share, subject to anti-dilution and other customary adjustments. In connection with the Securities Purchase Agreement, the Company also issued warrants to purchase an aggregate of 54,905,483 shares of its common stock. The term of the warrants is five years and the exercise price is $0.38 per share, subject to anti-dilution and other customary adjustments. The conversion price and warrant exercise price have each been modified for those subscribers who also participated in the April 2008 convertible note. See Note 5. The investors have contractually agreed to restrict their ability to convert the convertible debentures, exercise the warrants and exercise the additional investment right and receive shares of the Company’s common stock such that the number of shares of the Company’s common stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company’s then issued and outstanding shares of its common stock.

The April 2008 note (see Note 5) contains a provision that modifies the conversion rate to $0.15 per common share and the warrant exercise price to $0.165 per common share, issued to the April 2008 debenture subscribers who are also participants in the 2007 debentures. The Company concluded that the change in conversion price and warrant exercise price did not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. As a result of the change in the exercise price of the warrants, 2,399,264 warrants remained at $0.38 exercise price and the remaining 34,512,501 warrants were adjusted to the $0.165 exercise price as a result of participation in the April 2008 debenture. The convertible debentures are convertible at the option of the holders into 1,999,387; 38,471,546; and 14,434,550 shares of common stock at a fixed conversion price of $0.34 per share, $0.15 per share, and $0.02 per share, respectively, subject to anti-dilution and other customary adjustments. See Note 5.

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

The agreement included an embedded conversion option, and the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures, and the related embedded derivatives, as of August 31, 2007. The fair value of the debentures and embedded conversion option was $11,275,803 at March 31, 2009, which includes the face value of the debentures of $6,739,215, plus the $4,536,588 fair value of the embedded conversion option. The embedded conversion option was valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at March 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.57%, and (4) expected life of 1.42 years. The increase (decrease) in the fair value of the embedded conversion option of $2,495,186 and ($217,489), respectively, is recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended March 31, 2009 and 2008, respectively. Additionally, $1,319,355 was recorded in loss on modification of convertible debenture during the three months ended March 31, 2009 as a result of a settlement with a debenture holder in February 2009. See Note 13.

In connection with this financing, the Company paid cash fees to a placement agent of $1,001,800 and issued a warrant to purchase 6,328,890 shares of common stock at an exercise price of $0.38 per share (modified to $0.165 for holders who are also subscribers of the April 2008 note payable – see Note 5). The initial fair value of the warrant was estimated at $2,025,000 using the Black-Scholes pricing model. The broker-dealer warrants were again valued at March 31, 2009 at fair value using the Black-Scholes model, resulting in an increase in the fair value of the liability for the three months ended March 31, 2009 and 2008 of $470,153 and $51,623, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model at March 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 1.15%, and (4) expected life of 3.42 years. Cash fees paid, and the initial fair value of the warrant, were capitalized on the date of the note, and were amortized in full during the year ended December 31, 2008 due to the August 6, 2008 default as discussed below.

The following table summarizes the 2007 Convertible Debentures and discounts outstanding at March 31, 2009 and December 31, 2008:

	March 31,	December 31,	Increase
	2009	2008	(Decrease)
Principal Due	$6,739,215	$6,984,297	$(245,082)
Fair Value	$11,275,803	$7,706,344	$3,569,459

Interest expense on the 2007 debenture for the three months ended March 31, 2009 was $232,932.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the total default interest expense recognized during the three months ended March 31, 2009.

8. CONVERTIBLE DEBENTURES—2006

On September 6, 2006, to fund its continuing operations, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, the Company received gross proceeds of $8,750,000. The Company may make the amortization payment in either cash or equity. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 70% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date. The debenture agreement does not limit the number of shares that the Company could be required to issue. In connection with the issuance of the debenture, the Company also issued warrants to purchase 19,064,670 shares of common stock at an initial price of $0.3168 per share (modified to $0.165 for holders who are also subscribers of the April 2008 note payable – see Note 5) and exercisable for five years. The warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at March 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.81%, and (4) expected life of 2.44 years. The increase in the fair value of the warrants of $1,304,254 is recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended March 31, 2009, respectively.

The agreement included an embedded conversion option, and the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures, and related embedded derivatives, as of September 6, 2006. The fair value of the debentures and embedded conversion option was $2,164,019 at March 31, 2009, which includes the face value of the debentures of $1,854,875, plus the $309,144 fair value of the embedded conversion option. The embedded conversion option was valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at March 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.43%, and (4) expected life of 0.44 years. The increase (decrease) in fair value of the embedded conversion option of $257,385 and ($484,305) is recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended March 31, 2009 and 2008, respectively.

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

The April 2008 note (see Note 5) contains a provision that modifies the conversion rate to $0.15 per common share and the warrant exercise price to $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2006 debentures. The Company concluded that the change in conversion price and warrant exercise price did not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. As a result of the change in the exercise price of the warrants, 6,572,626 warrants remained at the $0.3168 exercise price and the remaining 12,492,044 warrants were adjusted to the $0.165 exercise price upon participation in the April 2008 debenture. The convertible debentures are convertible at the option of the holders into 3,866,563 and 4,942,035 shares of common stock at a fixed conversion price of $0.288 per share and $0.15 per share, respectively, subject to anti-dilution and other customary adjustments. See Note 5.

The following table summarizes the 2006 Convertible Debentures and discounts outstanding at March 31, 2009 and December 31, 2008:

	March 31,	December 31,	Increase
	2009	2008	(Decrease)
Principal Due	$1,854,875	$1,941,595	$(86,720)
Fair Value	$2,164,019	$1,993,354	$170,665

In connection with this financing, the Company paid cash fees to a broker-dealer of $525,000 and issued a warrant to purchase 4,575,521 shares of common stock at an exercise price of $0.3168 per share (modified for holders who are also subscribers of the April 2008 note payable – see Note 5). The broker-dealer warrants were again valued at March 31, 2009 at fair value using the Black-Scholes model. The increase (decrease) in the fair value of the liability of approximately $293,471 and ($80,731) for the three months ended March 31, 2009 and 2008, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model at March 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.81%, and (4) expected life of approximately 2.5 years. Cash fees paid, and the initial fair value of the warrant, were capitalized on the date of the note, and were amortized in full during the year ended December 31, 2008 due to the August 6, 2008 default as discussed below.

Interest expense for the three months ended March 31, 2009 was $58,909, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the total default interest expense recognized during the three months ended March 31, 2009.

9. CONVERTIBLE DEBENTURES—2005

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

The agreement included a an embedded conversion option that required separate valuation in accordance with the requirements of FAS 133, EITF –00-27 and related accounting literature. The fair value at March 31, 2009 of the derivative for the conversion feature was valued as an American call option using the Black-Scholes option pricing model with the following inputs: (1) closing stock price from $0.11 (2) exercise price equal to the $0.15 and $0.34 conversion prices (3) volatility based upon the Company’s stock trading of 190% (4) risk-free interest rate of 0.43%, and (5) expected life of 0.75 years.

During the three months ended March 31, 2009 and 2008, respectively, an increase (decrease) in the fair value of the embedded derivative amounts of approximately $15,868 and ($98,453), respectively, was recorded through results of operations as adjustment to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,623,718 shares of Common Stock at an exercise price of $0.165 per share. The fair value of the warrant as of March 31, 2009 was estimated at approximately $149,213 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.81%, and (4) expected life of 2.46 years. Cash fees paid, and the fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

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

Anti-dilution Impact

As a result of the 2007 and April 2008 Financings, described more fully in Notes 5 and 7, the exercise prices of certain of the warrants issued in connection with the 2005 Financing were automatically diluted down to $0.34 and $0.165. The result of this was to impact both the number and price of the original warrants and replacement warrants issued to both the investors and the brokers.

The number of original warrants issued to investors totaled 2,335,005. The warrants were again valued at March 31, 2009 at fair value using the Black-Scholes model. The increase (decrease) in the fair value of the liability was $110,554 and ($14,607) for the three months ended March 31, 2009 and 2008, respectively, which was recorded through the results of operations as adjustments to fair value of derivatives. The assumptions used in the Black-Scholes model to value the warrants at March 31, 2009 were as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.57%, and (4) expected life of 1.25 years.

The new number of replacement warrants issued to investors and brokers totaled 12,689,966. The warrants were again valued at March 31, 2009 at fair value using the Black-Scholes model. The increase (decrease) in the fair value of the liability of was $843,893 and ($44,200) for the three months ended March 31, 2009 and 2008, respectively, which was recorded through the results of operations as adjustments to fair value of derivatives. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.81%, and (4) expected life of 2.46 years.

The April 2008 note (see Note 5) contains a provision that modifies the conversion rate to $0.15 per common share and the warrant exercise price to $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2006 debentures. The Company concluded that the change in conversion price and warrant exercise price did not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. As a result of the change in the exercise price of the warrants, 1,793,364 original warrants remained at the $0.34 exercise price and the remaining 541,641 original warrants were adjusted to the $0.165 exercise price upon participation in the April 2008 debenture. Further, 3,239,810 replacement warrants remained at the $0.34 exercise price and the remaining 9,450,156 replacement warrants were adjusted to the $0.165 exercise price upon participation in the April 2008 debenture. The convertible debentures are convertible at the option of the holders into 159,951 and 237,056 shares of common stock at a fixed conversion price of $0.34 per share and $0.15 per share, respectively, subject to anti-dilution and other customary adjustments. See Note 5.

The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at March 31, 2009 and December 31, 2008:

	March 31,	December 31,	Increase
	2009	2008	(Decrease)
Principal Due	$81,922	$81,922	$-
Fair Value	$101,865	$85,997	$15,868

Interest expense for the three months ended March 31, 2009 was $3,636.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the total default interest expense recognized during the three months ended March 31, 2009.

10.	ACCRUED DEFAULT INTEREST

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures at June 30, 2008. As of March 31, 2009, the moratorium remains in effect. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. The debenture agreements require in the event of default that the full principle amount of the debentures, together with other amounts owing in respect thereof, to the date of acceleration shall become, at the Holder’s election, immediately due and payable in cash. The aggregate amount payable upon event of default shall be equal to the mandatory default amount. The mandatory default amount equals the sum of (i) the greater of: (A) 120% of the principle amount of the debentures to be repaid plus 100% of the accrued and unpaid interest, or (B) the principle amount of the debentures to be repaid, divided by the conversion price on (x) the date the mandatory default amount came due or (y) the date the mandatory default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the mandatory default amount is demanded or otherwise due or (y) the date the mandatory default amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the debentures. Commencing 5 days after the occurrence of any event of default that results in the eventual acceleration of the debentures, the interest rate on the debentures shall accrue at the rate of 18% per annum. Further, as a result of the default, during 2008 the Company recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance in short term at March 31, 2009 and December 31, 2008, respectively. The following table summarizes the accrued default interest expense recognized in the accompanying consolidated balance sheets at March 31, 2009 and December 31, 2008, respectively:

	March 31,	December 31,
	2009	2008
2005 debenture	$25,757	$22,121
2006 debenture	583,193	524,284
2007 debenture	2,118,883	1,885,951
February 2008 debenture	226,376	194,420
April 2008 debenture	1,269,868	1,090,608
	$4,224,077	$3,717,384

11.	WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, December 31, 2008	129,397,951	$0.26	3.23	$-
Granted	-	-
Exercised	-	-
Forfeited	(211,000)	$1.44
Outstanding, March 31, 2009	129,186,951	$0.27	2.99	-

Vested and expected to vest at March 31, 2009	129,186,951	$0.27	2.99	-

Exercisable, March 31, 2009	129,186,951	$0.27	2.99	-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at March 31, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.17	95,630,311	3.25	$0.17	95,630,311	$0.17
0.32	11,148,147	2.44	0.32	11,148,147	0.32
0.34	8,753,762	1.48	0.34	8,753,762	0.34
0.38 - 0.40	5,902,908	4.08	0.39	5,902,908	0.39
0.85 - 0.96	5,734,831	1.71	0.95	5,734,831	0.95
2.20	72,917	2.38	2.20	72,917	2.20
2.48 - 2.54	1,944,075	0.71	2.54	1,944,075	2.54
	129,186,951			129,186,951

12.	ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

The following table summarizes the components of the adjustment to fair value of derivatives which were recorded as charges to results of operations for the three months ended March 31, 2009 and 2008. The table summarizes by category of derivative liability the increase (decrease) in fair value from market changes during the three months ended March 31, 2009 and 2008, the impact of additional investments and repricing and exercise of certain warrants.

	March 31, 2009	March 31, 2008
Embedded Pipe derivatives - 9.05	$15,868	$89,548
Pipe Hybrid instrument – 9.06	257,385	414,842
Pipe Hybrid- FAS 155 – 8.07	2,495,186	217,498
Pipe Hybrid- February 2008	(226,987)	63,362
Pipe Hybrid- April 2008	(1,893)	-
Original warrants PIPE 2005 , excluding replacement warrants	110,554	14,607
Replacement Warrants	843,893	44,202
Warrants – PIPE 2006-investors	1,304,254	80,731
Warrants – PIPE 2007-investors	2,656,542	(51,623)
Warrants – PIPE 2008-investors	2,371,065	-
Other Warrant Derivatives- 2005 and 2006	781,735	123,471
Other Warrants Derivatives - 2007	234,010	23,633

	$10,841,612	$1,020,271

13.	STOCKHOLDERS’ EQUITY TRANSACTIONS

The Company is authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock the Company is authorized to issue is 50,000,000 par value $0.001 per share. The total number of shares of Common Stock the Company is authorized to issue is 500,000,000, par value $0.001 per share. The Company had no Preferred Stock outstanding as of March 31, 2009 and had 499,905,641 shares of Common Stock outstanding as of March 31, 2009.

Between September 29, 2008 and January 20, 2009, the Company was ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of its common stock. In aggregate, through March 31, 2009, the Company settled $1,108,673 in accounts payable through the issuance of 260,116,283 shares of its common stock. During the three months ended March 31, 2009, the Company settled $505,199 in accounts payable through the issuance of 39,380,847 shares of its common stock. The Company recorded a loss on settlement of $4,793,949 in its accompanying statements of operations for the three months ended March 31, 2009. The losses were calculated as the difference between the amount of accounts payable relieved and the value of the shares (based on the closing share price on the settlement date) that were issued to relieve the accounts payable.

On March 5, 2009, the Company settled a lawsuit originally brought by an investor in January 2009, who is an investor in the 2007 and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. As a result of the lawsuit, the Company was required by court order to reduce the conversion price on convertible debentures held by this investor to $0.02 per share, effective immediately, so long as the Company has a sufficient number of authorized shares to honor the request for conversion. During the three months ended March 31, 2009, the Company issued 4,847,050 shares of its common stock to this investor in conversion of approximately $97,000 of its 2006 debenture at $0.02 per share, and 1,252,950 shares of its common stock to this investor in conversion of approximately $25,000 of its 2007 debenture at $0.02 per share. The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments, 06-6— Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments on the accounting treatment of the change in conversion price of the 2007 and 2008 Convertible Debentures. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company calculated the fair value of the conversion option for the 2007 and April 2008 debentures immediately prior to and after the change in the conversion price, and evaluated the impact of the change in conversion price. The Company has concluded that the change in conversion price for this investor constitutes a substantial modification in the terms of the 2007 and 2008 debenture agreements. Based on the Company’s evaluation, the below table summarizes the impact relative to the Debentures’ face value on March 5, 2009.

		Debenture
Impact on Debentures	Change	Face Value	% Change
2007 Debenture	$1,319,354	$6,739,214	20%
April 2008 Debenture	$477,014	$4,038,880	12%

The change in fair value of the conversion option on the 2007 debenture was $1,319,355, or a 20% change relative to the face value of the debenture. The change in fair value of the conversion option on the April 2008 debenture was $477,014, or a 12% change relative to the face value of the debenture. The Company recorded a loss on modification of debentures in the amount of $1,796,368 during the three months ended March 31, 2009 as a result of this modification.

Effective March 3, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the terms of the agreement, the Company may draw down funds, as needed, from the investor through the issuance of Series A-1 convertible preferred stock, par value $.001, at a basis of 1 share of Series A-1 convertible preferred stock for every $10,000 invested. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial drawdown date, and is convertible into common stock at $0.75 per share. Upon the earlier of (i) the fourth anniversary of the issuance date, and (ii) the occurrence of a major transaction, each holder shall have the right, at such holder’s option, to require the Company to redeem all or a portion of such holder’s share of Series A-1 preferred stock, at a price per share equal to the Series A-1 liquidation value. A major transaction includes (i) the consolidation, merger, or other business combination of the Company with or into another entity, (ii) the sale or transfer of more than 50% of the Company’s assets other than inventory in the ordinary course of business in one or more related series of transactions, or (iii) closing of a purchase, tender or exchange offer made to the holders of more than 50% of the outstanding shares of common stock in which more than 50% of the outstanding shares of common stock were tendered and accepted. Company shall have the right, at the Company’s option, to redeem all or a portion of the shares of Series A-1 preferred stock, at any time at a price per share of Series A-1 preferred stock equal to 100% of the Series A-1 liquidation value. In the event the closing price of the our common stock during the 5 trading days following the put notice falls below 75% of the average of the closing bid price in the 5 trading days prior to the put closing date, the investor may, at its option, and without penalty, decline to purchase the applicable put shares on the put closing date. We may terminate this agreement and our right to initiate future draw-downs by providing 30 days advanced written notice to the investor. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Corporation, before any distribution or payment shall be made to the holders of any other equity securities of the Company by reason of their ownership thereof, the holders of the Series A-1 preferred stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series A-1 preferred stock equal to $10,000, plus any accrued by unpaid dividends. If, upon dissolution or winding up of the Company, the assets of the Company shall be insufficient to make payment in full to all holders, then such assets shall be distributed among the holders at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. As of March 31, 2009, the Company has not drawn down any money on this credit facility and thus the balance was zero. As of June 30, 2009, the Company had drawn down approximately $1,810,000 on this credit facility.

For providing investor relations services in connection with the Series A-1 convertible preferred stock credit facility, the Company issued a consultant 24,900,000 shares of its common stock on February 9, 2009. The Company valued the issuance of these shares at $4,731,000 based on a closing price of $0.19 on February 9, 2009 and recorded the value of the shares as deferred financing costs associated with the financing on the date they were issued. Beginning on the date of the first draw-down on April 6, 2009 (the loan maturity date is 4 years after the initial draw-down), each quarter the Company will amortize the deferred issuance costs using the effective interest method. No interest expense was incurred during the three months ended March 31, 2009.

14.	STOCK-BASED COMPENSATION

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At March 31, 2009, the Company had granted 890,000 common share purchase options under the plan. At March 31, 2009, there were 1,910,000 options available for grant under this plan.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the “2004 Stock Plan II”). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At March 31, 2009, ACT had granted 1,191,161 common share purchase options under the plan. At March 31, 2009, there were 110,000 options available for grant under this plan.

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”) for its employees, subject to approval of our shareholders. The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. On January 24, 2008, the Company’s shareholders approved an increase of 25,000,000 shares to the 2005 Plan. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At March 31, 2009, the Company had granted 11,676,601 common stock purchase options and 1,497,263 shares of common stock under the plan. At March 31, 2009, there were 34,160,649 options available for grant under this plan.

Stock Option Activity

A summary of option activity for the three months ended March 31, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, January 1, 2009	14,127,690	$0.51	7.71	$-
Granted	2,878,072	$0.79
Exercised	-	-
Forfeited	(3,248,000)	$0.60

Outstanding, March 31, 2009	13,757,762	$0.54	7.00	$53

Vested and expected to vest at March 31, 2009	13,222,547	$0.55	6.94	$53

Exercisable, March 31, 2009	9,640,720	$0.68	6.31	$53

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested employee stock options as of March 31, 2009 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested at January 1, 2009	5,909,272	$0.24
Granted	2,878,072	0.79
Vested	(3,016,716)	0.75
Forfeited	(1,653,586)	0.29
Unvested at March 31, 2009	4,117,042	$0.22

As of March 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $747,000, which is expected to be recognized over a weighted average period of approximately 8.82 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2009.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	890,000	5.37	$0.05	890,000	$0.05
0.21	5,751,669	8.61	0.21	1,690,043	0.21
0.25	1,191,161	5.76	0.25	1,191,161	0.25
0.85	5,204,515	5.84	0.85	5,152,016	0.85
1.35	150,000	7.06	1.35	150,000	1.35
2.04 - 2.11	130,000	6.78	2.06	127,083	2.05
2.20 - 2.48	440,417	6.43	2.27	440,417	2.27
	13,757,762			9,640,720

15.	COMMITMENTS AND CONTINGENCIES

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

Year 1	$271,754
Year 2	20,850
Total	$292,604

Rent expense recorded in the financial statements for the three months ended March 31, 2009 and 2008 was approximately $115,000 and $411,000, respectively.

On March 5, 2009, the Company settled a lawsuit originally brought by an investor in January 2009, who is an investor in the 2007 and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. As a result of the lawsuit, the Company was required by court order to reduce the conversion price on convertible debentures held by this investor to $0.02 per share, effective immediately, so long as the Company has a sufficient number of authorized shares to honor the request for conversion. See Note 13.

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

The Company and its subsidiary Mytogen, Inc. are currently defending themselves against a civil action brought in Suffolk Superior Court, No. 09-442-B, by their former landlord at 79/96 Thirteenth Street, Charlestown, Massachusetts, a property vacated by the Company and Mytogen effective May 31, 2008. In that action, Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”) is alleging that it has been unable to relet the premises and therefore seeking rent for the vacated premises since September 2008. Alexandria is also seeking certain clean-up and storage expenses. The Company is vigorously defending itself against the suit, claiming that ARE had breached certain convenants as of when Mytogen vacated, and that had ARE used reasonable diligence in its efforts to secure a new tenant, it would have been more successful. No trial date has been set. At this time, management cannot determine the likelihood of an unfavorable outcome from this lawsuit, and thus no amount has been accrued in its financial statements at March 31, 2009. If the Company does not prevail in these proceedings, losses for unpaid rents and other fees could be within a range between $3.5 million and $4.5 million.

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

The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of March 31, 2009 and 2008. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three and nine months ended March 31, 2009 and 2008. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

17.	SUBSEQUENT EVENTS

Subsequent to March 31, 2009, the Company drew down approximately $1,810,000 on its preferred stock credit facility. See Note 13.

On June 30, 2009, Alpha Capital submitted a conversion notice in the principle amount of $150,000 into 7,500,000 shares of common stock at $0.02 per share. The Company did not have sufficient authorized shares to satisfy this conversion notice. On July 6, 2009, by means of a settlement between the 2 parties, the Company agreed to deliver the 7,500,000 shares of its common stock no later than September 25, 2009. Further, the Company agreed to provide Alpha Capital with an additional $110,000 Debenture, which is to be upon the same terms and conditions as the April 2008 Debenture.

CHA Bio & Diostech Co., Ltd.

On March 30, 2009, the Company entered into a second license agreement with CHA under which the Company will license its RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,100,000. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea.

On May 13, 2009, the Company entered into a third license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. The Company received an upfront license fee of $300,000 in May 2009.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion should be read in conjunction with the financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

We are a biotechnology company focused on developing and commercializing human stem cell technology in the emerging fields of regenerative medicine and stem cell therapy. Principal activities to date have included obtaining financing, securing operating facilities, and conducting research and development. We have no therapeutic products currently available for sale and do not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that our ability to continue research and development activities is dependent upon the ability of management to obtain additional financing as required.

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

Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, we have determined that our outstanding options and warrants require liability accounting and record the fair values as warrant and option derivatives.

On January 1, 2008, we adopted FAS No. 157, “Fair Value Measurements” (“FAS 157”). FAS 157 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

FAS 133, “Accounting for Derivative Instruments and Hedging Activities” requires bifurcation of embedded derivative instruments and measurement of fair value for accounting purposes. In addition, FAS 155, “Accounting for Certain Hybrid Financial Instruments” requires measurement of fair values of hybrid financial instruments for accounting purposes. We applied the accounting prescribed in FAS 133 to account for its 2005 Convertible Debenture. For practicality in the valuation of the debentures and for ease of presentation, we applied the accounting prescribed in FAS 155 to account for the 2006, 2007, February 2008, and April 2008 Convertible Debentures.

In determining the appropriate fair value of the debentures, we used Level 2 inputs for our valuation methodology. For the periods from January 1, 2008 through March 31, 2008, we applied the Black-Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts to value the debentures and their embedded derivatives. At December 31, 2008, to achieve greater cost efficiencies, we changed our application of the Income Approach as defined under paragraph 18 of FAS 157, by applying the Black-Scholes option pricing model in valuing all debentures and their embedded derivatives. This change did not materially impact the results of our valuations of debentures and embedded derivatives. The impact of the change in the application of the Income Approach was approximately 1.4% of the fair value of our debentures and their embedded derivatives. FAS 157, paragraph 20 states that the disclosure provisions of Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections (“FAS 154”) for a change in accounting estimate are not required for revisions resulting from a change in a valuation technique or its application.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations (“SFAS 141R”).” SFAS 141R changes how a reporting enterprise accounts for the acquisition of a business. SFAS 141R requires an acquiring entity to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value, with limited exceptions, and applies to a wider range of transactions or events. SFAS 141R is effective for fiscal years beginning on or after December 15, 2008 and early adoption and retrospective application is prohibited.  We believe adopting SFAS 141R will significantly impact our financial statements for any business combination completed after December 31, 2008.

In December 2007, the FASB issued FAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”), which is an amendment of Accounting Research Bulletin (“ARB”) No. 51.  This statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement changes the way the consolidated income statement is presented, thus requiring consolidated net income to be reported at amounts that include the amounts attributable to both parent and the noncontrolling interest.  This statement is effective for the fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Based on current conditions, we do not expect the adoption of SFAS 160 to have a significant impact on our results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (“SFAS 161”). SFAS 161 is intended to improve financial reporting of derivative instruments and hedging activities by requiring enhanced disclosures to enable financial statement users to better understand the effects of derivatives and hedging on an entity's financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for interim periods and fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of SFAS 161 did not have a material impact on our consolidated results of operations or consolidated financial position.

On June 16, 2008, the FASB issued FSP No. EITF 03-6-1 (“FSP EITF 03-6-1”), “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” to address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. FSP EITF 03-6-1 indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The guidance will be effective for fiscal years beginning after December 15, 2008. The adoption of FSP EITF 03-6-1 did not have an impact on the consolidated results of operations or consolidated financial position.

In June 2008, the FASB issued Emerging Issues Task Force Issue 07-5 “Determining whether an Instrument (or Embedded Feature) is indexed to an Entity’s Own Stock” (“EITF No. 07-5”). This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. Paragraph 11(a) of Statement of Financial Accounting Standard No 133 “Accounting for Derivatives and Hedging Activities” (“FAS 133”) specifies that a contract that would otherwise meet the definition of a derivative but is both (a) indexed to the Company’s own stock and (b) classified in stockholders’ equity in the statement of financial position would not be considered a derivative financial instrument. EITF No.07-5 provides a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for the FAS 133 paragraph 11(a) scope exception. This statement did not have a material impact on the financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3 “Determination of the useful life of Intangible Assets”, (“FSP FAS 142-3”) which amends the factors a company should consider when developing renewal assumptions used to determine the useful life of an intangible asset under FAS 142. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. FAS 142 requires companies to consider whether renewal can be completed without substantial cost or material modification of the existing terms and conditions associated with the asset. FSP FAS 142-3 replaces the previous useful life criteria with a new requirement—that an entity consider its own historical experience in renewing similar arrangements. If historical experience does not exist then the Company would consider market participant assumptions regarding renewal including 1) highest and best use of the asset by a market participant, and 2) adjustments for other entity-specific factors included in FAS 142. This statement did not have a material impact on the financial statements.

On May 9, 2008, the FASB issued FASB Staff Position No. APB 14-1 ("FSP APB 14-1"), "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)."  FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14,  "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. This statement did not have a material impact on the financial statements.

In June 2008, FASB issued EITF 08-4, “Transition Guidance for Conforming Changes to Issue No. 98-5” (“EITF 08-4”). The objective of EITF 08-4 is to provide transition guidance for conforming changes made to EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, that result from EITF 00-27 “Application of Issue No. 98-5 to Certain Convertible Instruments”, and FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This Issue is effective for financial statements issued for fiscal years ending after December 15, 2008. Early application is permitted. This statement did not have a material impact on the financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4”). FSP FAS 157-4 provides additional guidance for estimating fair value measurements in accordance with FASB Statement No. 157 when there is not an active market or where the price inputs being used represent distressed sales. FSP FAS 157-4 provides additional guidance on the major categories for which equity and debt securities disclosures are to be presented and amends the disclosure requirements of FASB Statement No. 157 to require disclosure in interim and annual periods of the inputs and valuation technique(s) used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, during the period. FSP FAS 157-4 shall be applied prospectively and is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity early adopting this FSP must also early adopt FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2 and FAS 124-2”). This statement did not have a material impact on the financial statements.

In January 2009, the FASB issued FSP EITF 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20, and EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets” (“FSP EITF 99-20-1”). FSP EITF 99-20-1 changes the impairment model included within EITF 99-20 to be more consistent with the impairment model of SFAS No. 115. FSP EITF 99-20-1 achieves this by amending the impairment model in EITF 99-20 to remove its exclusive reliance on “market participant” estimates of future cash flows used in determining fair value. Changing the cash flows used to analyze other-than-temporary impairment from the “market participant” view to a holder’s estimate of whether there has been a “probable” adverse change in estimated cash flows allows companies to apply reasonable judgment in assessing whether an other-than-temporary impairment has occurred. This statement did not have a material impact on the financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2. This FSP amends SFAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets,” to make the other-than-temporary impairments guidance more operational and to improve the presentation of other-than-temporary impairments in the financial statements. This FSP will replace the existing requirement that the entity’s management assert it has both the intent and ability to hold an impaired debt security until recovery with a requirement that management assert it does not have the intent to sell the security, and it is more likely than not it will not have to sell the security before recovery of its cost basis. This FSP provides increased disclosure about the credit and noncredit components of impaired debt securities that are not expected to be sold and also requires increased and more frequent disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Although this FSP does not result in a change in the carrying amount of debt securities, it does require that the portion of an other-than-temporary impairment not related to a credit loss for a held-to-maturity security be recognized in a new category of other comprehensive income and be amortized over the remaining life of the debt security as an increase in the carrying value of the security. This FSP shall be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. An entity may early adopt this FSP only if it also elects to early adopt FSP FAS 157-4. Also, if an entity elects to early adopt either FSP FAS 157-4 or FSP FAS 107-1 and APB 28-1, the entity also is required to early adopt this FSP.  The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on our consolidated financial statements.

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

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets.
SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact of adoption of SFAS 166 on the accounting for our convertible notes and related warrant liabilities.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). Statement 167 is a revision to FASB Interpretation No. 46 (Revised December 2003), Consolidation of Variable Interest Entities, and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance. SFAS 167 will require a reporting entity to provide additional disclosures about its involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements. SFAS 167 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact, if any, of adoption of SFAS 167 on our financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). Statement 168 establishes the FASB Accounting Standards CodificationTM (Codification) as the single source of authoritative U.S. generally accepted accounting principles (U.S. GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. SFAS 168 and the Codification are effective for financial statements issued for interim and annual periods ending after September 15, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the bases for conclusions on the change(s) in the Codification. The adoption of SFAS 168 will not have an impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months March 31, 2009 and 2008

	Three months ended March 31,		Three months ended March 31,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
REVENUE	$293,976	100.0%	$124,343	100.0%

COST OF REVENUE	138,752	47.2%	190,728	64.9%

GROSS PROFIT	155,224	52.8%	(66,385)	-22.6%

RESEARCH AND DEVELOPMENT EXPENSES AND GRANT REIMBURSEMENTS	299,767	102.0%	3,862,383	1313.8%

GENERAL AND ADMINSTRATIVE EXPENSES	747,078	254.1%	1,725,822	587.1%

LOSS ON SETTLEMENT	4,793,949	1630.7%	-	0.0%

OTHER INCOME (EXPENSE)	(13,314,306)	-4529.0%	(3,865,069)	-1314.8%

NET LOSS	$(18,999,876)	-6463.1%	$(9,519,659)	-3238.2%

Revenues

Revenues for the three months ended March 31, 2009 and 2008 were $293,976 and $124,343, respectively.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The increase in revenue during the three months ended March 31, 2009, was due to more new licenses being granted as compared to the three months ended March 31, 2008.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the three months ended March 31, 2009 and 2008 were $436,607 and $3,967,552, respectively, a decrease of $3,530,945.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  The decline in R&D expenditures during the three months ended March 31, 2009 as compared to the same period in 2008 is primarily due to the fact that we closed our Charlestown, Massachusetts and Alameda, California facilities at the end of May 2008.

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

Grant reimbursements for the three months ended March 31, 2009 and 2008 were $136,840 and $105,169, respectively.  The Company received one grant during the three months ended March 31, 2009 and one grant during the three months ended March 31, 2008, both from the National Institutes of Health.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2009 and 2008 were $747,078 and $1,725,822, respectively, a decrease of $978,744.  This expense decrease was primarily a result of management’s efforts to reduce costs and streamline operations during the three months ended March 31, 2009 so that we could move closer to achieving profitability. General and administrative expenses should continue to slightly decrease over the short term as we continue to streamline our operations and reduce our costs until we are able to expand. We expect that with the successful IND submission of our core technologies and a rebound of the U.S. and world economy will come additional opportunities for growth and capital.

Loss on Settlement

Loss on settlement for the three months ended March 31, 2009 and 2008 were $4,793,949 and $0, respectively. During the three months ended March 31, 2009, we were ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of our common stock. During the quarter, we settled $505,199 in accounts payable through the issuance of 39,380,847 shares of our common stock with a value of $5,299,148. Accordingly, we recorded a loss on settlement of $4,793,949 for the three months ended March 31, 2009.

Other Income (Loss)

Other income (loss) for the three months ended March 31, 2009 and 2008 were ($13,314,306) and ($3,865,069), respectively. The change in other income (loss) in the three months ended March 31, 2009, compared to that of the earlier period, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financings, loss on modification of debentures, and default interest charges on all debentures. Interest income was $1,621, and $6,849 during the three months ended March 31, 2009 and 2008, respectively. Interest income was lower in the three months ended March 31, 2009 than in the three months ended March 31, 2008 due to the lower cash balances held in interest-bearing deposits during the periods. Interest expense was $582,821 and $4,206,616 for the three months ended March 31, 2009 and 2008, respectively, which represents a decrease of $3,623,795. The decrease in interest expense in the three months ended March 31, 2009, compared to the earlier period relates primarily to amortization of all remaining debt discounts and deferred financing costs being recorded during the third quarter of 2008 for all debentures upon their default on August 6, 2008. Therefore, no additional interest expense arose in 2009 from this amortization. Interest expense during the three months ended March 31, 2009 relates primarily to debenture default interest.

The gain (loss) on the fair value of derivatives was ($10,841,612) and $1,020,271, for the three months ended March 31, 2009 and 2008, respectively.  The increase in our share price contributed most significantly to the loss on the fair value of derivatives during the three months ended March 31, 2009. In periods when the share price increases, the derivative securities become more attractive to exercise or in-the-money, and therefore the value of the derivative liabilities increases.

During the three months ended March 31, 2009, we recognized a loss on modification of debentures in the amount of $1,796,368. This loss arose from a court order that we allow an investor to convert its 2007 and 2008 debenture balances at $0.02 per share. The change in fair value immediately after the conversion price reduction from immediately before the conversion price reduction gave rise to the loss on modification.

Net Loss

Net loss for the three months ended March 31, 2009 and 2008 was $18,999,876 and $9,519,659, respectively. The change in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures, a loss on the court order settlement of accounts payable, and loss on modification of debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three months ended March 31,
	2009	2008
Net cash used in operating activities	$(292,232)	$(1,583,755)
Net cash used in investing activities	(2,170)	(142,588)
Net cash provided by financing activities	-	1,161,350
Net decrease in cash and cash equivalents	(294,402)	(564,993)
Cash and cash equivalents at the end of the period	$522,502	$601,123

Operating Activities

Our net cash used in operating activities during the three months ended March 31, 2009 and 2008 was $292,232 and $1,583,755, respectively. Cash used operating activities decreased during the current period primarily due to a decrease in cash and cash equivalents available for use during the period.

Cash Flows from Investing and Financing Activities

Cash used in investing activities during the three months ended March 31, 2009 and 2008 was $2,170 and $142,588, respectively. Our cash used in investing activities during the three months ended March 31, 2009 was attributed to payment of a deposit on our leased space in Los Angeles, California. Cash provided by investing activities during the three months ended March 31, 2008 was primarily due to purchases of property and equipment. Cash flows provided by financing activities during the three months ended March 31, 2009 was $0. During the three months ended March 31, 2008, we made payments of $18,650 on notes and leases. We also received proceeds of $550,000 from the issuance of a convertible note payable as well as $630,000 from the issuance of notes payable during the three months ended March 31, 2008.

We are financing our operations primarily from the following activities:

•
On December 1, 2008, we formed an international joint venture with CHA Bio & Diostech Co., Ltd . (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies. CHA has agreed to contribute $500,000 in working capital for the venture as well as paying the Company an up-front license fee of $500,000. As of June 15, 2009, CHA has paid the Company the entire $500,000 towards payment of the up-front license fee.

•
On December 18, 2008, we entered into a license agreement with an Ireland-based investor, Transition Holdings Inc. (“Transition”), for certain of our non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. As of June 30, 2009, we have received the entire $3.5 million in cash under this agreement.

•
On March 30, 2009, we entered into a license agreement with CHA under which we will license our RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. We are eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including us making an IND submission to the US FDA to commence clinical trials in humans using the technology. We received an up-front fee under the license in the amount of $1,100,000. Under the agreement, CHA will incur all of the cost associated with the RPA clinical trials in Korea. The agreement is part of the joint venture between the two companies.

•
On March 11, 2009, we entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the agreement, the proceeds from the Facility must be used exclusively for us to file an investigational new drug (“IND”) for our retinal pigment epithelium (“RPE”) program, and will allow us to complete both Phase I and Phase II studies in humans. An IND is required to commence clinical trials. Under the terms of the agreement, we may draw down funds, as needed for clinical development of the RPE program, from the investor through the issuance of Series A-1 convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial issuance date, and is convertible into common stock at $0.75 per share. As of June 30, 2009, we have drawn down approximately $1,810,000 on this facility.

•
On May 13, 2009, the Company entered into another  license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. We received an upfront license fee of $300,000.

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

Our cash and cash equivalents are limited. In the short term, we will require substantial additional funding prior to March 31, 2010 in order to maintain our current level of operations.  If we are unable to raise additional funding, we will be forced to either substantially scale back our business operations or curtail our business operations entirely.

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

Risks Relating to the Company’s Early Stage Development

We may not be able to continue as a going concern. Our consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of operating losses that are likely to continue in the future. Our auditors have included an explanatory paragraph in their Report of Independent Registered Public Accounting Firm included in our audited consolidated financial statements for the years ended December 31, 2008 and 2007 to the effect that our significant losses from operations and our dependence on equity and debt financing raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

We are in the Early Stages of a Strategic Joint Venture which may slow, impede or result in the termination of potential therapeutic products whose development is now the responsibility of the partnership and not solely of the Company.   The Company has entered into a new partnership (CHA) and as a result, we are subject to 3 rd party interests (see RISKS RELATED TO THIRD PARTY RELIANCE) and control issues, not the least of which relates to certain of our employees no longer being exclusively managed by us. We therefore could be at risk for losing key employees. Additionally substantial operating and working capital will be required and there is no assurance that CHA Biotech Co. limited, partner in our joint venture, will be able to fund their requirements.

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

Our products may not be accepted in the marketplace .   If we are successful in obtaining regulatory approval for any of our product candidates, the degree of market acceptance of those products will depend on many factors, including:

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

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted. The regulatory process, particularly in the biotechnology field, is uncertain, can take many years and requires the expenditure of substantial resources. Biological drugs and non-biological drugs are rigorously regulated. In particular, proposed human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. We may never obtain regulatory approval to market our proposed products. For additional information about governmental regulations that will affect our planned and intended business operations, see "DESCRIPTION OF BUSINESS— Government Regulation " above.

Our products may not receive FDA approval, which would prevent us from commercially marketing our products and producing revenues. The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue. For additional information about governmental regulations that will affect our planned and intended business operations, see "DESCRIPTION OF BUSINESS— Government Regulation " above.

For-profit entities may be prohibited from benefiting from grant funding. There has been much publicity about grant resources for stem cell research, including Proposition 71 in California, which is described more fully under the heading "DESCRIPTION OF BUSINESS— California Proposition 71 " above. Recent developments regarding the State of California deep and significant financial problems has had a direct and significant impact on the availability of funds: funding commitments have not been met by CIRM and there is no guarantee that any funds will flow to for-profit institutions as most of it will go to state and not-for-profit institutions. Additionally state Rules and regulations related to any funding that may ultimately be provided, the type of entity that will be eligible for funding, the science to be funded, and funding details have not been finalized. As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to us, or any for-profit entity.

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

Risks Relating to the September 2005, September 2006, August 2007 and March 2008 Financings

If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.    We have outstanding, as of June 30, 2009, $13,434,892 aggregate original principal amount of convertible debentures with an original issue discount of 20.3187% with $4,758,880 in 2008 Debentures $6,739,215 in 2007 Debentures, $1,854,875 in 2006 Debentures, and $81,922 in 2005 Debentures. We are required to redeem on a monthly basis, by payment, at our option, with cash or with shares of our common stock, 1/30th of the aggregate original principal amount of the debentures. On August 6, 2008, we enacted a moratorium on redemption of all debentures, which moratorium is still in effect as of June 15, 2009. This moratorium triggered an event of default under the terms of all Debentures.

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

There are a large number of shares underlying our convertible debentures in full, and warrants that and the Company is liable to provide. The sale of these shares may depress the market price of our common stock. As of June 30, 2009, on an aggregated basis our 2005, 2006, 2007 and 2008 financings may result in being converted into 106,000,000 shares of our common stock, and warrants and options that may be converted into approximately 143,000,000 shares of our common stock.

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

Our obligations under the Securities Purchase Agreement are secured by substantially all of our assets. Our obligations under certain security agreements, executed in connection with both the 2007 Financing and 2008 Financings, with the holders of the debentures and warrants are secured by substantially all of our assets. As a result, if we default under the terms of the security agreement, such holders could foreclose on their security interest and liquidate all of our assets. This would cause operations to cease.

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

We are in the Early Stages of a Strategic Joint Venture which may slow, impede or result in the termination of potential therapeutic products whose development is now the responsibility of the partnership and not solely of the Company.  T he Company has entered into a new partnership (CHA) and as a result, we are subject to 3 rd party interests and control issues, not the least of which relates to certain of our employees no longer being exclusively managed by us. We therefore could be at risk for losing key employees. Additionally substantial operating and working capital will be required and there is no assurance that CHA Biotech Co. limited, partner in our joint venture, will be able to fund their requirements. Any failure on their part could negatively impact our product development, human capital and financial resources allocated to other of our programs.

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

Not including the shares of common stock underlying the 2005 Debentures, the 2005 Warrants, the 2006 Debentures, the 2006 Warrants, the replacement warrants, the 2007 Debentures, the 2007 Warrants, the February and April 2008 Debentures, the February and April 2008 Warrants, there are presently approximately 53,443,000 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

We have an insufficient number of shares of our common stock authorized to satisfy requests to exercise warrants or options, or to convert our outstanding Debentures. As of June 30, 2009, we had 500,000,000 shares authorized and 499,905,641 shares outstanding. We currently have an additional approximately 249,000,000 common stock equivalents outstanding. As a result of not having a sufficient number of shares authorized, effective August 6, 2008, we placed a moratorium on the redemption of outstanding debenture balances. As a result, our 2005, 2006, 2007 and 2008 debentures are in default.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  We have determined that the loss of certain personnel in our legal, accounting and finance departments, when considered collectively in light of the number and complexity of accounting matters requiring consideration, created a possibility that a material misstatement of our financial statements could occur and may not be prevented or detected.  In addition, we have identified material weaknesses in internal control over financial reporting as discussed in our most recent annual report filed on Form 10-K.  As a result, our disclosure controls and procedures were not effective as of March 31, 2009.  To address these material weaknesses, we have retained an outside accounting consulting firm to assist the Company in preparing and reviewing the consolidated financial statements and preparing this Quarterly Report on Form 10-Q.

Nothwithstanding any material weaknesses identified above, we believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim periods presented in our quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no other significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Alexandria Real Estate-79/96 Charlestown Navy Yard v. Advanced Cell Technology, Inc. and Mytogen, Inc. (Suffolk County, Massachusetts) :  The Company and its subsidiary Mytogen, Inc. are currently defending themselves against a civil action brought in Suffolk Superior Court, No. 09-442-B, by their former landlord at 79/96 Thirteenth Street, Charlestown, Massachusetts, a property vacated by us and Mytogen effective May 31, 2008. In that action, Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”) is alleging that it has been unable to relet the premises and therefore seeking rent for the vacated premises since September 2008.  Alexandria is also seeking certain clean-up and storage expenses.  We are defending against the suit, claiming that ARE had breached the covenant of quiet enjoyment as of when Mytogen vacated, and that had ARE used reasonable diligence in its efforts to secure a new tenant, it would have been more successful.  No trial date has been set.

Alpha Capital Ansalt v. Advanced Cell Technology, Inc., Case No.09 Civ 670 (LAK), United States District Court, Southern District of New York: On March 5, 2009, we settled a lawsuit originally brought by Alpha Capital on February 11, 2009, who is an investor in the 2006, 2007, and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. In settlement of the lawsuit, we agreed to reduce the conversion price on convertible debentures held by Alpha Capital to $0.02 per share, effective immediately, so long as we have a sufficient number of authorized shares to honor the request for conversion.

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

Effective March 3, 2009, we entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the terms of the agreement, we may draw down funds, as needed, from the investor through the issuance of Series A-1 convertible preferred stock, par value $.001, at a basis of 1 share of Series A-1 convertible preferred stock for every $10,000 invested. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial drawdown date, and is convertible at the option of the holder into common stock at $0.75 per share. Upon the earlier of (i) the fourth anniversary of the issuance date, and (ii) the occurrence of a major transaction, each holder shall have the right, at such holder’s option, to require the Company to redeem all or a portion of such holder’s share of Series A-1 preferred stock, at a price per share equal to the Series A-1 liquidation value. A major transaction includes (i) the consolidation, merger, or other business combination of the Company with or into another entity, (ii) the sale or transfer of more than 50% of the Company’s assets other than inventory in the ordinary course of business in one or more related series of transactions, or (iii) closing of a purchase, tender or exchange offer made  to the holders of more than 50% of the outstanding shares of common stock in which more than 50% of the outstanding shares of common stock were tendered and accepted. The Company shall have the right, at the Company’s option, to redeem all or a portion of the shares of Series A-1 preferred stock, at any time at a price per share of Series A-1 preferred stock equal to 100% of the Series A-1 liquidation value. In the event the closing price of the our common stock during the 5 trading days following the put notice falls below 75% of the average of the closing bid price in the 5 trading days prior to the put closing date, the investor may, at its option, and without penalty, decline to purchase the applicable put shares on the put closing date. We may terminate the agreement and our right to initiate future draw-downs by providing 30 days advanced written notice to the investor. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Corporation, before any distribution or payment shall be made to the holders of any other equity securities of the Company by reason of their ownership thereof, the holders of the Series A-1 preferred stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series A-1 preferred stock equal to $10,000, plus any accrued by unpaid dividends. If, upon dissolution or winding up of the Company, the assets of the Company shall be insufficient to make payment in full to all holders, then such assets shall be distributed among the holders at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

Conditions precedent to the Company’s right to deliver a put notice:

•
The common stock shall be listed for and actively trading on a trading market, and to the Company’s knowledge there is no notice of any suspension or delisting with respect to the trading of the shares of common stock on such market or exchange;

•
The representations and warranties of the Company set forth in this agreement are true and correct in all material respects as if made on such date, and no default shall have occurred under the agreement, or any other agreement with the investor, or investor affiliate, and the Company shall deliver an Officer’s Closing Certificate, signed by an officer of the Company, to such effect, to the investor;

•	The Company has timely filed (or obtained extension in respect thereof and filed within the applicable grace period) all reports to be filed by the Company pursuant to the exchange agreement;
•	There have been no material changes in the Company’s business prospects or financial condition since the investment commitment closing, including but not limited to incurring material liabilities;
•	Except for the debenture agreements, the Company is not, and will not be as a result of the applicable put, in default of any material agreement;
•	There is no current legal action against the Company whereby the transaction would be affected, of which the investor has not been made aware;
•
Except with prior approval of the investor, the proceeds from the facility shall be used only for the purposes of advancement of the Company’s Retinal Pigment Epithelial (RPE) Program for the treatment of macular degeneration and other retinal degenerative diseases;

•	All DWAC shares are DTC eligible and can be immediately converted into electronic form without restrictions on resale; and
•
The Company has a sufficient number of duly authorized shares of common stock for issuance in such amount as may be required to fulfill its obligations pursuant to its outstanding agreements with the investor or any investor affiliate.

As of June 30, 2009, we had drawn down approximately $1,810,000 on this credit facility.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On August 6, 2008, the Company issued a moratorium on amortization of its 2005, 2006, 2007 and 2008 debentures. As of March 31, 2009, the moratorium remains in effect. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures incur default interest penalties. The debenture agreements require in the event of default that the full principle amount of the debentures, together with other amounts owing in respect thereof, to the date of acceleration shall become, at the Holder’s election, immediately due and payable in cash. The aggregate amount payable upon event of default shall be equal to the mandatory default amount. The mandatory default amount equals the sum of (i) the greater of: (A) 120% of the principle amount of the debentures to be repaid plus 100% of the accrued and unpaid interest, or (B) the principle amount of the debentures to be repaid, divided by the conversion price on (x) the date the mandatory default amount came due or (y) the date the mandatory default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the mandatory default amount is demanded or otherwise due or (y) the date the mandatory default amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the debentures. Commencing 5 days after the occurrence of any event of default that results in the eventual acceleration of the debentures, the interest rate on the debentures shall accrue at the rate of 18% per annum. The total principal balance in default as of March 31, 2009 is $13,434,892. Accrued default interest has been incurred in the amount of $4,224,077 through March 31, 2009.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION
Effective March 3, 2009, we entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the terms of the agreement, we may draw down funds, as needed, from the investor through the issuance of Series A-1 convertible preferred stock, par value $.001, at a basis of 1 share of Series A-1 convertible preferred stock for every $10,000 invested. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial drawdown date, and is convertible at the option of the holder into common stock at $0.75 per share. Upon the earlier of (i) the fourth anniversary of the issuance date, and (ii) the occurrence of a major transaction, each holder shall have the right, at such holder’s option, to require the Company to redeem all or a portion of such holder’s share of Series A-1 preferred stock, at a price per share equal to the Series A-1 liquidation value. A major transaction includes (i) the consolidation, merger, or other business combination of the Company with or into another entity, (ii) the sale or transfer of more than 50% of the Company’s assets other than inventory in the ordinary course of business in one or more related series of transactions, or (iii) closing of a purchase, tender or exchange offer made  to the holders of more than 50% of the outstanding shares of common stock in which more than 50% of the outstanding shares of common stock were tendered and accepted. The Company shall have the right, at the Company’s option, to redeem all or a portion of the shares of Series A-1 preferred stock, at any time at a price per share of Series A-1 preferred stock equal to 100% of the Series A-1 liquidation value. In the event the closing price of the our common stock during the 5 trading days following the put notice falls below 75% of the average of the closing bid price in the 5 trading days prior to the put closing date, the investor may, at its option, and without penalty, decline to purchase the applicable put shares on the put closing date. We may terminate the agreement and our right to initiate future draw-downs by providing 30 days advanced written notice to the investor. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Corporation, before any distribution or payment shall be made to the holders of any other equity securities of the Company by reason of their ownership thereof, the holders of the Series A-1 preferred stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series A-1 preferred stock equal to $10,000, plus any accrued by unpaid dividends. If, upon dissolution or winding up of the Company, the assets of the Company shall be insufficient to make payment in full to all holders, then such assets shall be distributed among the holders at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

Conditions precedent to the Company’s right to deliver a put notice:

•
The common stock shall be listed for and actively trading on a trading market, and to the Company’s knowledge there is no notice of any suspension or delisting with respect to the trading of the shares of common stock on such market or exchange;

•
The representations and warranties of the Company set forth in this agreement are true and correct in all material respects as if made on such date, and no default shall have occurred under the agreement, or any other agreement with the investor, or investor affiliate, and the Company shall deliver an Officer’s Closing Certificate, signed by an officer of the Company, to such effect, to the investor;

•	The Company has timely filed (or obtained extension in respect thereof and filed within the applicable grace period) all reports to be filed by the Company pursuant to the exchange agreement;
•	There have been no material changes in the Company’s business prospects or financial condition since the investment commitment closing, including but not limited to incurring material liabilities;
•	Except for the debenture agreements, the Company is not, and will not be as a result of the applicable put, in default of any material agreement;
•	There is no current legal action against the Company whereby the transaction would be affected, of which the investor has not been made aware;
•
Except with prior approval of the investor, the proceeds from the facility shall be used only for the purposes of advancement of the Company’s Retinal Pigment Epithelial (RPE) Program for the treatment of macular degeneration and other retinal degenerative diseases;

•	All DWAC shares are DTC eligible and can be immediately converted into electronic form without restrictions on resale; and
•
The Company has a sufficient number of duly authorized shares of common stock for issuance in such amount as may be required to fulfill its obligations pursuant to its outstanding agreements with the investor or any investor affiliate.

As of June 30, 2009, we had drawn down approximately $1,810,000 on this credit facility.

ITEM 6. EXHIBITS

Exhibit Description

4.1	Certificate of the Powers, Designations, Preferences and Rights of the Series A-1 Convertible Preferred Stock; Par Value $0.001 per share.

10.1	Preferred Stock Purchase Agreement between Advanced Cell Technology, Inc. and Volation Live Sciences Capital Partners, LLC.

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer (Principal Executive Officer and Principle Financial Officer)
Dated: July 20, 2009