Form 10-K/A
period 2008-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2009-08-05
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
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

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, was 499,905,641 shares as of June 30, 2009.

Explanatory Note:   The Company is filing this Amendment to its Annual Report on Form 10-K, for the fiscal year ended December 31, 2008, to file a revised Report of Independent Registered Public Accounting Firm, to correct the date of the original report (another copy of the Company’s financial statements, which have not been revised, are included with the report),  and to file certain exhibits in Item 15.

ADVANCED CELL TECHNOLOGY, INC.
2008 ANNUAL REPORT ON FORM 10-K/A
TABLE OF CONTENTS

PART IV
Item 8. Financial Statements and Supplementary Data	4
Item 15. Exhibits and Financial Statement Schedules	45

CAUTIONARY STATEMENT RELATING TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report on Form 10-K/A and the information incorporated by reference includes ‘‘forward-looking statements’’ within the meaning of section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. We intend those forward looking-statements to be covered by the safe harbor provisions for forward-looking statements. All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.

Part II

Item 8 Financial Statements and Supplementary Data

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
July 2, 2009

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

Net Loss Per Share— Earnings per share is calculated in accordance with the SFAS No. 128, “Earnings Per Share” (“SFAS 128”). Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

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

10.125	Exclusive License and Partnering Agreement, dated July 9, 2008, between the Company and Embryome Sciences, Inc.*

10.126	Exclusive License Agreement, dated as of November 30, 2008, between CHA Biotech Co., Ltd. and Allied Cell Technologies, Inc.*

10.127	Exclusive License Agreement, dated as of December 18, 2008, between the Company and Transition Holdings, Inc.*

10.128	Exclusive License Agreement, dated as of March 30, 2009, between the Company and CHA Biotech Co., Ltd.*

10.129	Exclusive License Agreement, dated as of May 8, 2009, between the Company and CHA Biotech Co., Ltd.*

10.130	Allied Cell Technologies, Inc. Common Stock Purchase Agreement, dated November 30, 2008, between the Company and Allied Cell Technologies, Inc.*

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

* Filed herewith.

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has caused this report to be signed on this 5th day of August 2009, on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

By	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer (Principal Executive Officer and Principle Financial Officer)

Pursuant to the requirements of the Securities Act of 1934, this Amendment to its Annual Report on Form 10-K has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William M. Caldwell, IV	August 5, 2009
William M. Caldwell, IV
Chief Executive Officer
(Principal Executive Officer and Principle Financial Officer) Chairman of the Board of Directors

/s/ Erkki Ruoslahti, M.D., Ph.D.	August 5, 2009
Erkki Ruoslahti, M.D., Ph.D., Director

/s/ Gary Rabin	August 5, 2009
Gary Rabin, Director

/s/ Alan C. Shapiro	August 5, 2009
Alan C. Shapiro, Director