Form 10-Q
period 2009-06-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2009-08-14
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 14, 2009:
Common Stock, $0.001 par value per share	499,905,641 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2009 AND DECEMBER 31, 2008

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$689,911	$816,904
Accounts receivable	-	261,504
Prepaid expenses	46,466	32,476
Deferred royalty fees, current portion	182,198	182,198
Total current assets	918,575	1,293,082

Property and equipment, net	251,406	400,008
Investment in joint venture	-	225,200
Deferred royalty fees, less current portion	568,389	659,488
Deposits	2,170	-
Deferred issuance costs, net of amortization of $289,790 and $8,666,387	4,691,209	-

TOTAL ASSETS	$6,431,749	$2,577,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,718,901	$8,287,786
Accrued expenses	1,647,137	2,741,591
Accrued default interest	4,826,991	3,717,384
Deferred revenue, current portion	992,664	834,578
Advances payable, other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $0 and $0	135,819	85,997
2006 Convertible debenture and embedded derivatives (fair value $2,733,345 and $1,993,354)	2,733,345	1,993,354
2007 Convertible debenture and embedded derivatives (fair value $17,859,334 and $7,706,344)	17,859,334	7,706,344
February 2008 Convertible debenture and embedded derivatives (fair value $1,775,904 and $1,757,470)	1,775,904	1,757,470
April 2008 Convertible debenture and embedded derivatives (fair value $8,165,561 and $4,066,505)	8,165,561	4,066,505
Warrant and option derivative liabilities	26,334,356	2,655,849
Embedded derivative liability	540,098	-
Deferred joint venture obligations, current portion	130,644	167,335
Short term capital leases	12,955	12,955
Notes payable, other	468,425	468,425
Total current liabilities	72,472,134	34,625,573

Deferred joint venture obligations, less current portion	16,979	63,473
Deferred revenue, less current portion	6,172,659	3,817,716
Total liabilities	78,661,772	38,506,762

Series A-1 redeemable convertible preferred stock, $0.001 par value; 50,000,000 shares authorized,
181 and 0 shares issued and outstanding; aggregate liquidation value: $1,841,109 and $0, respectively	1,579,994	-

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001par value; 500,000,000 shares authorized,
499,905,641 and 429,448,381 issued and outstanding	499,906	429,448
Additional paid-in capital	63,944,361	53,459,172
Accumulated deficit	(138,254,284)	(89,817,604)
Total stockholders' deficit	(73,810,017)	(35,928,984)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,431,749	$2,577,778

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenue (License fees and royalties)	$242,995	$174,388	$536,971	$298,731
Cost of Revenue	77,347	120,186	216,099	310,914
Gross profit	165,648	54,202	320,872	(12,183)

Operating expenses:
Research and development	1,138,258	2,786,870	1,574,865	6,754,422
Grant reimbursements	-	-	(136,840)	(105,169)
General and administrative expenses	760,556	1,840,116	1,507,634	3,565,938
Loss on settlement of litigation	-	-	4,793,949	-
Total operating expenses	1,898,814	4,626,986	7,739,608	10,215,191
Loss from operations	(1,733,166)	(4,572,784)	(7,418,736)	(10,227,374)

Non-operating income (expense):
Interest income	137	1,317	1,758	8,166
Interest expense and late fees	(953,089)	(8,540,674)	(1,535,910)	(12,747,290)
Charges related to issuance of 2008 convertible debentures	-	(531,769)	-	(1,217,342)
Income related to repricing of 2006 and 2007 convertible debentures and warrants	-	847,588	-	847,588
Adjustments to fair value of derivatives	(26,701,374)	7,206,905	(37,542,986)	8,227,176
Losses attributable to equity method investment	(49,312)	-	(144,438)	-
Loss on modification of debentures	-	-	(1,796,368)	-
Total non-operating income (expense)	(27,703,638)	(1,016,633)	(41,017,944)	(4,881,702)

Loss before income tax	(29,436,804)	(5,589,417)	(48,436,680)	(15,109,076)

Income tax	-	-	-	-
Net loss	$(29,436,804)	$(5,589,417)	$(48,436,680)	$(15,109,076)

Weighted average shares outstanding :
Basic	499,905,641	153,438,333	476,926,873	124,654,606
Diluted	499,905,641	153,438,333	476,926,873	124,654,606

Loss per share:
Basic	$(0.06)	$(0.04)	$(0.10)	$(0.12)
Diluted	$(0.06)	$(0.04)	$(0.10)	$(0.12)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30 2009
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2008	429,448,381	$429,448	$53,459,172	$(89,817,604)	$(35,928,984)

Convertible debentures conversions	6,176,413	6,177	325,625	-	331,802

Option compensation charges			193,697		193,697

Issuance of stock in settlement of accounts payable	39,380,847	39,381	5,259,767		5,299,148

Issuance of stock in payment of debt issue costs for Series A-1 redeemable convertible preferred stock	24,900,000	24,900	4,706,100		4,731,000

Net loss for the six months ended June 30, 2009	-	-	-	(48,436,680)	(48,436,680)

Balance June 30, 2009	499,905,641	$499,906	$63,944,361	$(138,254,284)	$(73,810,017)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(48,436,680)	$(15,109,076)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	232,752	211,893
Write-off of uncollectible accounts receivable	-	25,000
Amortization of deferred charges	91,099	433,413
Amortization of deferred revenue	(536,971)	(311,160)
Redeemable preferred stock dividend accrual	31,348	-
Stock based compensation	193,697	645,602
Amortization of deferred issuance costs	289,790	2,896,649
Amortization of discounts	10,230	9,525,843
Loss on modification of debentures	1,796,368	-
Adjustments to fair value of derivatives	37,542,986	(8,227,176)
Charges related to issuance of 2008 convertible debentures	-	1,217,342
Repricing of 2006 and 2007 convertible debentures and warrants	-	(847,588)
Shares of common stock issued for services	-	8,616
Warrants issued for consulting services	-	155,281
Charges related to settlement of anti-dilution provision	-	15,581
Issuance of note for services received	-	750,000
Shares of common stock issued for financing costs	-	316,059
Non-cash rent expense	-	254,231
Forfeiture of rent deposits	-	88,504
Loss on settlement of litigation	4,793,949	-
Loss attributable to investment in joint venture	144,438	-
Amortization of deferred joint venture obligations	(83,185)	-
(Increase) / decrease in assets:
Accounts receivable	261,504	(4,767)
Prepaid expenses	(13,990)	(39,192)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(2,408,138)	3,785,714
Accrued default interest	1,109,607	4,813
Deferred revenue	3,050,000	450,000

Net cash used in operating activities	(1,931,196)	(3,754,418)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(3,388)	(168,549)
Payment of deposits	(2,170)	-

Net cash used in investing activities	(5,558)	(168,549)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	-	2,812,432
Payments on notes and leases	-	(18,650)
Payment for issuance costs on note payable	-	(3,660)
Proceeds from issuance of Series A-1 redeemable convertible preferred stock	1,809,761	-

Net cash provided by financing activities	1,809,761	2,790,122

NET DECREASE IN CASH AND CASH EQUIVALENTS	(126,993)	(1,132,845)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	816,904	1,166,116

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$689,911	$33,271

CASH PAID FOR:
Interest	$-	$2,504
Income taxes	$514	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 45,030,046 shares of common stock in redemption of convertible debentures	$-	$4,634,221
Issuance of 6,176,413 and 38,100,654 shares of common stock in conversion of convertible debentures	$331,802	$5,915,442
Issuance of 24,900,000 shares of common stock in payment of convertible preferred stock issuance costs	$4,731,000	$-
Issuance of 39,380,847 shares of common stock in settlement of litigation	$5,299,148	$-
Issuance of 70,503 shares of common stock to settle an anti-dilution provision feature of
convertible debenture	$-	$15,581
Issuance of 1,200,000 shares of common stock upon cash-less exercise of employee stock options	$-	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009

1.         ORGANIZATIONAL MATTERS

Organization and Nature of Business

Advanced Cell Technology, Inc. (the “Company”) is a biotechnology company, incorporated in the state of Delaware, focused on developing and commercializing human embryonic and adult stem cell technology in the emerging fields of regenerative medicine. Principal activities to date have included obtaining financing, securing operating facilities, and conducting research and development. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company’s ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. The Company may thus not be able to continue as a going concern and fund cash requirements for operations through the next 12 months with current cash reserves. As discussed below, the Company was able to raise additional cash during the first six months of 2009.  Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company’s ability to continue to raise capital and ultimately generate positive cash flows from operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classifications of liabilities that might be necessary should the Company be unable to continue its existence.

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

•
On December 18, 2008, the Company entered into a license agreement with an Ireland-based investor, Transition Holdings Inc. (“Transition”), for certain of its non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. Through December 31, 2008, the Company had received $2 million in cash under this agreement. During the six months ended June 30, 2009, the Company received $1.5 million in cash under this agreement. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program. See Note 3.

•
On March 30, 2009, the Company entered into a license agreement with CHA Bio & Diostech Co., Ltd. (“CHA”) under which the Company will license its retinal pigment epithelium (“RPE”) technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,100,000 during the second quarter of 2009. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea. The agreement is part of continuing cooperation and collaboration between the two companies. See Note 3.

•
On March 11, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the agreement, the proceeds from the Facility must be used exclusively for the Company to file an investigational new drug (“IND”) for its retinal pigment epithelium (“RPE”) program, and will allow the Company to complete both Phase I and Phase II studies in humans. An IND is required to commence clinical trials. Under the terms of the agreement, the Company may draw down funds, as needed for clinical development of the RPE program, from the investor through the issuance of Series A-1 redeemable convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial issuance date, and is convertible into common stock at $0.75 per share. As of August 10, 2009, the Company has drawn down approximately $2,169,000 on this facility. See Note 11.

•
On May 13, 2009, the Company entered into another license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. The Company received an upfront license fee of $300,000. See Note 3.

•
On July 29, 2009, the Company entered into a consent, amendment and exchange agreement with holders of the Company’s outstanding convertible debentures and warrants, which were issued in private placements to the 2005, 2006, 2007 and 2008 debentures. The Company agreed to issue to each debenture holder in exchange for the holder’s debenture an amended and restated debenture in a principle amount equal to the principal amount of the holder’s debenture times 1.35 minus any interest paid thereon. The conversion price under the amended and restated debentures was reduced to $0.10, subject to certain customary anti-dilution adjustments. The maturity date under the amended and restated debentures was extended until December 30, 2010. The amended and restated debentures bear interest at 12% per annum. Further, the Company agreed to issue to each holder in exchange for the holder’s warrant an amended and restated warrant, which exercise price was reduced to $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. Simultaneously with the signing of this agreement, the Company and the debenture holders entered into a standstill and forbearance agreement, whereby the debenture holders agreed to forbear from exercising their rights and remedies under the original debentures and transaction documents.

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

Use of Estimates —These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated variables used to calculate the Black-Scholes option pricing model used to value derivative instruments as discussed below under “Fair Value Measurements”. In addition, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the Company’s fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

Reclassifications —Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

Cash and Cash Equivalents —Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of June 30, 2009 and December 31, 2008, the Company had deposits in excess of federally-insured limits totaling $284,269 and $655,074, respectively. The Company has not experienced any losses in such accounts.

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

Deferred Issuance Costs —Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 48 months.

Intangible and Long-Lived Assets — The Company follows Statement of Financial Accounting Standards (“FAS”) No. 144, “Accounting for Impairment of Disposal of Long-Lived Assets,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. During the six months ended June 30, 2009 and 2008, no impairment loss was recognized.

Fair Value Measurements — For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, the Company has determined that its outstanding options, warrants, and embedded derivative liabilities require liability accounting and records the fair values as warrant and option derivatives.

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

In determining the appropriate fair value of the debentures, the Company used Level 2 inputs for its valuation methodology. For the periods from January 1, 2008 through June 30, 2008, the Company applied the Black-Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts to value the debentures and their embedded derivatives. At December 31, 2008, to achieve greater cost efficiencies, the Company changed its application of the Income Approach as defined under paragraph 18 of FAS 157, by applying the Black-Scholes option pricing model in valuing all debentures and their embedded derivatives. This change did not materially impact the results of the Company’s valuations of its debentures and embedded derivatives. The impact of the change in the application of the Income Approach was approximately 1.4% of the fair value of the Company’s debentures and their embedded derivatives. FAS 157, paragraph 20 states that the disclosure provisions of Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections (“FAS 154”) for a change in accounting estimate are not required for revisions resulting from a change in a valuation technique or its application.

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

At June 30, 2009, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	June 30, 2009
	As of	Using Fair Value Hierarchy
Derivative Liabilities	June 30, 2009	Level 1	Level 2	Level 3
Conversion option - 2005 debenture	53,897	-	53,897	-
2006 Convertible debenture and embedded derivatives	2,733,345	-	2,733,345	-
2007 Convertible debenture and embedded derivatives	17,859,334	-	17,859,334	-
February 2008 Convertible debentures and embedded derivatives	1,775,904	-	1,775,904	-
April 2008 Convertible debenture and embedded derivatives	8,165,561	-	8,165,561	-
Embedded derivative liability	540,098	-	540,098	-
Warrant and option derivatives	26,334,356	-	26,334,356	-
	57,462,495	-	57,462,495	-

For the three months ended June 30, 2009 and 2008, the Company recognized a gain (loss) of ($26,701,374) and $7,206,905, respectively, for the changes in the valuation of the aforementioned liabilities. For the six months ended June 30, 2009 and 2008, the Company recognized a gain (loss) of ($37,542,986) and $8,227,176, respectively, for the changes in the valuation of the aforementioned liabilities.

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

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the six months ended June 30, 2009. Assumptions relative to volatility and anticipated forfeitures are determined at the time of grant with the following weighted average assumptions used in the three and six months ended June 30, 2008:

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

At June 30, 2009 and 2008, approximately 247,800,000 and 214,976,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks —Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three and six months ended June 30, 2009 and 2008.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Genzyme Transgenics Corporation	13%	19%	12%	22%
Exeter Life Sciences, Inc.	13%	18%	11%	20%
Lifeline Cell Technology	*	*	*	11%
Start Licensing, Inc.	10%	14%	*	17%
Terumo Corporation	10%	**	19%	17%
International Stem Cell Corporation	10%	**	12%	*
Transition Holdings, Inc.	21%	**	18%	**
CHA Biotech Co., Ltd.	10%	**	*	**

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

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events have been evaluated as of the date of this filing and no further disclosures were required and its adoption did not impact its consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. The Company is currently evaluating the impact of adoption of SFAS 166 on the accounting for its convertible debt instruments and related warrant liabilities.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

3. LICENSE REVENUE

In connection with the joint venture agreement discussed in Note 4, on December 1, 2008, the Company entered into a license agreement with CHA for the exclusive, worldwide license to the Hemangioblast Program. Under the agreement, CHA agreed to acquire the Company’s core technology for an up-front payment of $500,000 in cash. The Company received $250,000 in December 2008 and the remaining $250,000 in January 2009. The Company has recorded $7,353 and $14,706 in license fee revenue for the three and six months ended June 30, 2009, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at June 30, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On December 18, 2008, the Company entered into a license agreement with Transition for certain of its non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. The Company received $2,000,000 during December 2008 and the remaining $1,500,000 during the six months ended June 30, 2009. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program. The Company has recorded $51,470 and $95,587 in license fee revenue for the three and six months ended June 30, 2009 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at June 30, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On March 30, 2009, the Company entered into a second license agreement with CHA under which the Company will license its RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,100,000 during the second quarter of 2009. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea. The Company has recorded $16,176 and $16,176 in license fee revenue for the three and six months ended June 30, 2009, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at June 30, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On May 13, 2009, the Company entered into a third license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. The Company received an upfront license fee of $300,000 on May 8, 2009. The Company has recorded $1,471 in license fee revenue for the three months ended June 30, 2009 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at June 30, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

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

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company has recorded $7,353 and $14,706 in license fee revenue for the three and six months ended June 30, 2009, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $484,069 has been accrued in deferred revenue in the accompanying consolidated balance sheet at June 30, 2009.

Accounting Principles Board Opinion 18 The Equity Method of Accounting for Investments in Common Stock (“APB 18”), paragraph 19a requires that the difference between the cost of an investment and the amount of underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary. The Company has calculated the difference between the cost of the investment and the amount of underlying equity in net assets of the joint venture to be $196,130, based on the Company’s initial cost basis in the investment of $246,130, less its 33.3% of the initial equity in net assets of the joint venture of $50,000.  The Company will amortize the $196,130 over the term of the shorter of the equipment usage or lease term (through April 2010, or 17 months from December 1, 2008). The amortization will be applied against the value of the Company’s investment. Amortization expense for the three and six months ending June 30, 2009 was $34,612 and $80,762, respectively.

The following table is a summary of key financial data for the joint venture as of and for the six months ended June 30, 2009:

Current assets	$34,434
Noncurrent assets	$516,877
Current liabilities	$271,984
Noncurrent liabilities	$501,683
Net revenue	$13,389
Net loss	$(615,318)

The following table is a summary of the activity from December 31, 2008 to June 30, 2009 in the Company’s investment in the joint venture:

Balance, December 31, 2008	$225,200
Losses attributable to investment	(144,438)
Amortization of premium	(80,762)
Balance, June 30, 2009	$-

5. CONVERTIBLE NOTE PAYABLE—APRIL 2008

On April 4, 2008, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $4,038,880 principal amount of senior secured convertible debentures with an original issue discount of $820,648 representing approximately 20.32%. The amortizing senior secured convertible debentures issued at the closing of the 2008 financing will be due and payable one (1) year from the closing, and will not bear interest. The cash purchase price excluding refinancing of bridge debt and in-kind payments was $2,212,432. Refinanced bridge debt consisted of the aggregate $130,000 in unsecured convertible notes previously issued and sold to PDPI LLC and The Shapiro Family Trust on March 21, 2008. The net outstanding amount of principal plus interest of the Notes was converted into the debt within the April 2008 debenture on a dollar-for-dollar basis.  Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. The convertible debentures are convertible at the option of the holders beginning on the six-month anniversary of the effective date into 26,206,333 and 5,396,500 shares of common stock at a fixed conversion price of $0.15 per share and $0.02 per share, respectively, subject to anti-dilution and other customary adjustments. The Company has classified the note as short term in the accompanying consolidated balance sheet as of December 31, 2008. The debenture contains no restrictions as to the use of the proceeds, and is intended to fund the Company’s working capital obligations. As of August 10, 2009, the entire debenture balance remains outstanding.

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

In connection with this financing, the Company accrued cash fees to a placement agent of $20,000 and issued warrants to purchase 26,925,867 shares of Common Stock at an exercise price of $0.165 per share. The term of the warrants is five years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $2,587,521 using the Black-Scholes pricing model. The Company issued warrants to purchase an aggregate of 4,263,962 shares of common stock of the Company at an exercise price of $0.165 to T.R. Winston & Company, LLC as consideration for placement agent services provided in connection with the Debenture. The term of the warrants is five years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $412,732 using the Black-Scholes pricing model. The total of 31,189,829 warrants were again valued at $7,398,737 at June 30, 2009 at fair value using the Black-Scholes model, representing an increase in the fair value of the liability of $4,205,629 and $6,576,694 during the three and six months ended June 30, 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at April 4, 2008 for all warrants issued in connection with this Debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 2.63%, and (4) expected life of 5.0 years. The assumptions used in the Black-Scholes option pricing model at June 30, 2009 for all warrants issued in connection with this Debenture are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 1.64%, and (4) expected life of 3.76 years. Cash fees accrued in the amount of $20,000, the initial fair value of the original issue discount in the amount of $820,649, and the initial fair value of the warrant discount in the amount of $3,000,253 were capitalized as debt issuance costs (cash paid) and debt discounts (original issue discount and warrant discount), respectively, and were amortized in full during the year ended December 31, 2008 due to the August 6, 2008 default as discussed below.

Under the terms of the agreement, beginning October 1, 2008, the Company is to amortize the note resulting in complete repayment by the maturity date. The Company may make the amortization payment in either cash or equity. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 80% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date. As of June 30, 2009, no note amortization had occurred and the note was in default, effective August 6, 2008, as discussed below.

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

The Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures and related embedded conversion option. The initial fair value of the debentures and embedded conversion option was valued using a combination of Binomial and Black-Scholes models, resulting in a fair value of $4,570,649 at April 4, 2008. As of June 30, 2009, the convertible debenture is convertible at the option of the holders into a total of 31,602,833 shares, subject to anti-dilution and other customary adjustments. The excess of $531,769 of this value over the face value of the note was recorded through the results of operations as charges related to issuance of April 2008 convertible note payable. The fair value of the debentures and embedded conversion option was $8,165,561 at June 30, 2009, which includes the face value of the note of $4,038,880, plus the $4,126,681 fair value of the embedded conversion option. The embedded conversion option was valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at June 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.17%, and (4) expected life of 0.08 years. The increase in fair value of the embedded conversion option of $3,623,936 and $3,622,043 during the three and six months ended June 30, 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives.  Additionally, $477,013 was recorded in loss on modification of convertible debenture during the six months ended June 30, 2009 as a result of a settlement with a debenture holder in February 2009. See Note 14.

At June 30, 2009, the note and related embedded derivatives outstanding were again valued at fair value using a binomial option pricing model, resulting in the changes shown in the following table in the fair values of the respective liabilities versus the values at December 31, 2008.  The changes were recorded through the results of operations as an adjustment to fair value of derivatives.

	June 30,	December 31,	Increase
	2009	2008	(Decrease)
Principal Due	$4,038,880	$4,038,880	$-
Fair Value	$8,165,561	$4,066,505	$4,099,056

Interest expense on the April 2008 debenture for the three months ended June 30, 2009 and 2008 was $181,252 and $817,125, respectively. Interest expense on the April 2008 debenture for the six months ended June 30, 2009 and 2008 was $360,512 and $817,125, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the total default interest expense recognized during the three and six months ended June 30, 2009. Effective July 29, 2009, the default was cured through a forbearance and amendment to the 2005, 2006, 2007 and 2008 debentures. See Note 18 “Subsequent Events” for details of forbearance and amendment of this debenture.

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

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, the Company issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of the Company’s common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, the Company entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which the Company granted JMJ Financial a security interest in certain of its assets securing the JMJ Note. As of June 30, 2009, the Company had drawn down and received the following amounts under Note B:

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

The debenture agreement does not limit the number of shares that the Company could be required to issue. The convertible debenture is convertible at the option of the holders into a total of 6,000,000 shares of common stock at a conversion price of $0.12 per share at June 30, 2009, subject to anti-dilution and other customary adjustments. The conversion options included in Note A and Note B represent embedded derivative instruments. Accordingly, the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”. The fair values of Note A and Note B and the related embedded derivatives, valued using a Monte Carlo simulation model, were recorded as of February 15, 2008. The excess of these values over the face values of Note A and Note B was recorded through the results of operations as charges related to the issuance of the February 2008 convertible notes payable. The fair value of the debentures and embedded conversion options was $1,775,904 at June 30, 2009, which includes the face value of the debentures of $720,000, plus the $1,055,904 fair value of the embedded conversion options. The embedded conversion options were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at June 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.56%, and (4) expected life of 0.63 years. The increase in fair value of the embedded conversion option of $245,421 and $18,434 during the three and six months ended June 30, 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives.

The following table summarizes the changes in the fair values of the respective liabilities versus the values at June 30, 2009 and December 31, 2008.

	June 30,	December 31,	Increase
	2009	2008	(Decrease)
Note A:
Principal Due	$600,000	$600,000	$-
Fair Value	1,479,921	1,464,558	15,363

Note B:
Principal Due	$120,000	$120,000	$-
Fair Value	295,983	292,912	3,071

Total Increase (Decrease)			$18,434

Interest expense on the February 2008 debenture for the three months ended June 30, 2009 and 2008 was $32,311 and $5,006, respectively. Interest expense on the February 2008 debenture for the six months ended June 30, 2009 and 2008 was $64,267 and $21,881, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the total default interest expense recognized during the three and six months ended June 30, 2009. Effective July 29, 2009, the default was cured through a forbearance and amendment to the 2005, 2006, 2007 and 2008 debentures. See Note 18 “Subsequent Events” for details of forbearance and amendment of this debenture.

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

The agreement included an embedded conversion option, and the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures, and the related embedded derivatives, as of August 31, 2007. The fair value of the debentures and embedded conversion option was $17,859,334 at June 30, 2009, which includes the face value of the debentures of $6,739,215, plus the $11,120,119 fair value of the embedded conversion option. The embedded conversion option was valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at June 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.56%, and (4) expected life of 1.17 years. The increase in fair value of derivative liabilities of $6,583,530 and $1,518,774 during the three months ended June 30, 2009 and 2008, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The increase in fair value of derivative liabilities of $9,078,716 and $1,301,276 during the six months ended June 30, 2009 and 2008, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. Additionally, $1,319,355 was recorded in loss on modification of convertible debenture during the six months ended June 30, 2009 as a result of a settlement with a debenture holder in February 2009. See Note 14.

In connection with this financing, the Company paid cash fees to a placement agent of $1,001,800 and issued a warrant to purchase 6,328,890 shares of common stock at an exercise price of $0.38 per share (modified to $0.165 for holders who are also subscribers of the April 2008 note payable – see Note 5). The initial fair value of the warrant was estimated at $2,025,000 using the Black-Scholes pricing model. The broker-dealer warrants were again valued at June 30, 2009 at fair value using the Black-Scholes model, resulting in an increase (decrease) in the fair value of the liability for the three months ended June 30, 2009 and 2008 of $836,921 and ($519,860), respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The increase (decrease) in the fair value of the liability for the six months ended June 30, 2009 and 2008 was $1,307,074 and ($536,500), respectively. The assumptions used in the Black-Scholes model at June 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 1.64%, and (4) expected life of 3.17 years. Cash fees paid, and the initial fair value of the warrant, were capitalized on the date of the note, and were amortized in full during the year ended December 31, 2008 due to the August 6, 2008 default as discussed below.

The following table summarizes the 2007 Convertible Debentures and discounts outstanding at June 30, 2009 and December 31, 2008:

	June 30,	December 31,	Increase
	2009	2008	(Decrease)
Principal Due	$6,739,215	$6,984,297	$(245,082)
Fair Value	$17,859,334	$7,706,344	$10,152,990

Interest expense on the 2007 debenture for the three months ended June 30, 2009 and 2008 was $302,434 and $4,170,216, respectively. Interest expense on the 2007 debenture for the six months ended June 30, 2009 and 2008 was $535,365 and $5,817,827, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the total default interest expense recognized during the three and six months ended June 30, 2009. Effective July 29, 2009, the default was cured through a forbearance and amendment to the 2005, 2006, 2007 and 2008 debentures. See Note 18 “Subsequent Events” for details of forbearance and amendment of this debenture.

8. CONVERTIBLE DEBENTURES—2006

On September 6, 2006, to fund its continuing operations, the Company entered into a Securities Purchase Agreement with accredited investors for the issuance of an aggregate of $10,981,250 principal amount of convertible debentures with an original issue discount of $2,231,250 representing approximately 20.3%. In connection with the closing of the sale of the debentures, the Company received gross proceeds of $8,750,000. The Company may make the amortization payment in either cash or equity. If the payment is made in common stock, the stock will be issued at a price per share equal to the lesser of (i) the then conversion price, and (ii) 70% of the weighted average price for common shares for the 10 trading days prior to the amortization payment date. The debenture agreement does not limit the number of shares that the Company could be required to issue. In connection with the issuance of the debenture, the Company also issued warrants to purchase 19,064,670 shares of common stock at an initial price of $0.3168 per share (modified to $0.165 for holders who are also subscribers of the April 2008 note payable – see Note 5) and exercisable for five years. The warrants were valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at June 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 1.11%, and (4) expected life of 2.19 years. The increase (decrease) in fair value of the warrants of $2,369,038 and ($1,397,605) during the three months ended June 30, 2009 and 2008, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The increase (decrease) in fair value of the warrants of $3,673,292 and ($1,437,731) during the six months ended June 30, 2009 and 2008, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives.

The agreement included an embedded conversion option, and the Company has complied with the provisions of FAS 155 “Accounting for Certain Hybrid Financial Instruments”, and recorded the fair value of the convertible debentures, and related embedded derivatives, as of September 6, 2006. The fair value of the debentures and embedded conversion option was $2,733,345 at June 30, 2009, which includes the face value of the debentures of $1,854,875, plus the $878,470 fair value of the embedded conversion option. The embedded conversion option was valued using the Black-Scholes option pricing model. The assumptions used in the Black-Scholes option pricing model at June 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.19%, and (4) expected life of 0.19 years. The increase (decrease) in fair value of derivative liabilities of $569,326 and ($280,948) during the three months ended June 30, 2009 and 2008, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The increase (decrease) in fair value of derivative liabilities of $826,711 and ($695,790) during the six months ended June 30, 2009 and 2008, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives.

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

The following table summarizes the 2006 Convertible Debentures and discounts outstanding at June 30, 2009 and December 31, 2008:

	June 30,	December 31,	Increase
	2009	2008	(Decrease)
Principal Due	$1,854,875	$1,941,595	$(86,720)
Fair Value	$2,733,345	$1,993,354	$739,991

In connection with this financing, the Company paid cash fees to a broker-dealer of $525,000 and issued a warrant to purchase 4,575,521 shares of common stock at an exercise price of $0.3168 per share (modified for holders who are also subscribers of the April 2008 note payable – see Note 5). The broker-dealer warrants were again valued at June 30, 2009 at fair value using the Black-Scholes model. The increase (decrease) in the fair value of the liability of approximately $553,071 and ($1,397,605) for the three months ended June 30, 2009 and 2008, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives. The increase (decrease) in the fair value of the liability of approximately $846,542 and ($1,478,336) for the six months ended June 30, 2009 and 2008, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model at June 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 1.11%, and (4) expected life of approximately 2.25 years. Cash fees paid, and the initial fair value of the warrant, were capitalized on the date of the note, and were amortized in full during the year ended December 31, 2008 due to the August 6, 2008 default as discussed below.

Interest expense on the 2006 debenture for the three months ended June 30, 2009 and 2008 was $83,241 and $2,880,835, respectively. Interest expense on the 2006 debenture for the six months ended June 30, 2009 and 2008 was $142,150 and $4,893,878, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the total default interest expense recognized during the three and six months ended June 30, 2009. Effective July 29, 2009, the default was cured through a forbearance and amendment to the 2005, 2006, 2007 and 2008 debentures. See Note 18 “Subsequent Events” for details of forbearance and amendment of this debenture.

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

The agreement included a an embedded conversion option that required separate valuation in accordance with the requirements of FAS 133, EITF –00-27 and related accounting literature. The fair value at June 30, 2009 of the derivative for the conversion feature was valued as an American call option using the Black-Scholes option pricing model with the following inputs: (1) closing stock price from $0.25 (2) exercise price equal to the $0.15 and $0.34 conversion prices (3) volatility of 190% (4) risk-free interest rate of 0.56%, and (5) expected life of 0.50 years.

During the three months ended June 30, 2009 and 2008, respectively, an increase (decrease) in the fair value of the embedded derivative amounts of approximately $33,954 and ($79,309), respectively, was recorded through results of operations as adjustment to fair value of derivatives. During the six months ended June 30, 2009 and 2008, respectively, an increase (decrease) in the fair value of the embedded derivative amounts of approximately $49,822 and ($168,857), respectively, was recorded through results of operations as adjustment to fair value of derivatives.

In connection with this financing, we paid cash fees to a broker-dealer of $1,065,000 and issued a warrant to purchase 1,623,718 shares of Common Stock at an exercise price of $0.165 per share. The fair value of the warrant as of June 30, 2009 was estimated at $354,801 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes model are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 1.11%, and (4) expected life of 2.21 years. Cash fees paid, and the fair value of the warrant, have been capitalized as debt issuance costs and are being amortized over 36 months, and as redemptions occur the Company writes off the proportional amount of the original deferred issuance cost to interest expense.

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

The number of original warrants issued to investors totaled 2,335,005. The warrants were again valued at June 30, 2009 at fair value using the Black-Scholes model. The increase (decrease) in the fair value of the liability of approximately $257,479 and ($141,407) for the three months ended June 30, 2009 and 2008, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives. The increase (decrease) in the fair value of the liability of approximately $368,033 and ($156,014) for the six months ended June 30, 2009 and 2008, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model to value the warrants at June 30, 2009 were as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.56%, and (4) expected life of 1.0 years.

The new number of replacement warrants issued to investors and brokers totaled 12,689,966. The warrants were again valued at June 30, 2009 at fair value using the Black-Scholes model. The increase (decrease) in the fair value of the liability of approximately $1,583,911 and ($912,776) for the three months ended June 30, 2009 and 2008, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives. The increase (decrease) in the fair value of the liability of approximately $2,427,804 and ($956,978) for the six months ended June 30, 2009 and 2008, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model at June 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 1.11%, and (4) expected life of 2.21 years.

The April 2008 note (see Note 5) contains a provision that modifies the conversion rate to $0.15 per common share and the warrant exercise price to $0.165 per common share, issued to the April 2008 note payable subscribers who are also participants in the 2006 debentures. The Company concluded that the change in conversion price and warrant exercise price did not constitute a significant change in the nature of the debt and that the transaction should not be treated as an extinguishment of that debt. As a result of the change in the exercise price of the warrants, 1,793,364 original warrants remained at the $0.34 exercise price and the remaining 541,641 original warrants were adjusted to the $0.165 exercise price upon participation in the April 2008 debenture. Further, 3,239,810 replacement warrants remained at the $0.34 exercise price and the remaining 9,450,156 replacement warrants were adjusted to the $0.165 exercise price upon participation in the April 2008 debenture. The convertible debentures are convertible at the option of the holders into 159,951 and 237,056 shares of common stock at a fixed conversion price of $0.34 per share and $0.15 per share, respectively, subject to anti-dilution and other customary adjustments..

The following table summarizes the 2005 Convertible Debentures and embedded derivatives outstanding at June 30, 2009 and December 31, 2008:

	June 30,	December 31,	Increase
	2009	2008	(Decrease)
Principal Due	$81,922	$81,922	$-
Fair Value	$135,819	$85,997	$49,822

Interest expense on the 2005 debenture for the three months ended June 30, 2009 and 2008 was $3,676 and $337,770, respectively. Interest expense on the 2005 debenture for the six months ended June 30, 2009 and 2008 was $7,312 and $868,114, respectively.

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures all incur default interest penalties. As a result of the default, the Company has recognized additional penalty interest, and has recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance as short term. See Note 10 for the total default interest expense recognized during the three and six months ended June 30, 2009. Effective July 29, 2009, the default was cured through a forbearance and amendment to the 2005, 2006, 2007 and 2008 debentures. See Note 18 “Subsequent Events” for details of forbearance and amendment of this debenture.

10.           ACCRUED DEFAULT INTEREST

On August 6, 2008, the Company issued a moratorium on amortization of all outstanding debentures at June 30, 2008. Effective July 29, 2009, the default was cured through a forbearance and amendment to the 2005, 2006, 2007 and 2008 debentures. See Note 18 “Subsequent Events” for details of forbearance and amendment of this debenture. Under the terms of the debenture agreements, the moratorium constituted an event of default and thus the debentures all incurred default interest penalties. The debenture agreements required in the event of default that the full principle amount of the debentures, together with other amounts owing in respect thereof, to the date of acceleration shall become, at the Holder’s election, immediately due and payable in cash. The aggregate amount payable upon event of default shall be equal to the mandatory default amount. The mandatory default amount equals the sum of (i) the greater of: (A) 120% of the principle amount of the debentures to be repaid plus 100% of the accrued and unpaid interest, or (B) the principle amount of the debentures to be repaid, divided by the conversion price on (x) the date the mandatory default amount came due or (y) the date the mandatory default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the mandatory default amount is demanded or otherwise due or (y) the date the mandatory default amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the debentures. Commencing 5 days after the occurrence of any event of default that results in the eventual acceleration of the debentures, the interest rate on the debentures shall accrue at the rate of 18% per annum. Further, as a result of the default, during 2008 the Company recognized the remaining balance of its debt discounts associated with this note in interest expense, and classified the entire balance in short term at June 30, 2009 and December 31, 2008, respectively. The following table summarizes the accrued default interest expense recognized in the accompanying consolidated balance sheets at June 30, 2009 and December 31, 2008, respectively:

	June 30,	December 31,
	2009	2008
2005 debenture	$29,434	$22,121
2006 debenture	666,434	524,284
2007 debenture	2,421,317	1,885,951
February 2008 debenture	258,687	194,420
April 2008 debenture	1,451,120	1,090,608
	$4,826,991	$3,717,384

11.           SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

Effective March 3, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the terms of the agreement, the Company may draw down funds, as needed, from the investor through the issuance of Series A-1 redeemable convertible preferred stock, par value $.001, at a basis of 1 share of Series A-1 redeemable convertible preferred stock for every $10,000 invested.

Conversion Rights

Any shares of Series A-1 redeemable convertible preferred stock may, at the option of the holder, be converted at any time into shares of common stock. The conversion price for the preferred stock is equal to $0.75 per share of common stock. The Company must keep available out of its authorized but unissued shares of common stock, such number of shares sufficient to effect a conversion of all then outstanding shares of the Series A-1 redeemable convertible preferred stock. If at ay time the number of authorized but unissued shares of common stock is not sufficient to effect a conversion of all then outstanding shares of the Series A-1 redeemable convertible preferred stock, the Company must take necessary action to increase its authorized but unissued shares of common stock to such number of shares as is sufficient for conversion.

Dividends

The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial drawdown date, and is convertible into common stock at $0.75 per share.

Redemption Rights

Upon the earlier of (i) the fourth anniversary of the issuance date, and (ii) the occurrence of a major transaction, each holder shall have the right, at such holder’s option, to require the Company to redeem all or a portion of such holder’s share of Series A-1 preferred stock, at a price per share equal to the Series A-1 liquidation value. The Company has the option to pay the redemption price in cash or in shares of its common stock. A major transaction includes (i) the consolidation, merger, or other business combination of the Company with or into another entity, (ii) the sale or transfer of more than 50% of the Company’s assets other than inventory in the ordinary course of business in one or more related series of transactions, or (iii) closing of a purchase, tender or exchange offer made  to the holders of more than 50% of the outstanding shares of common stock in which more than 50% of the outstanding shares of common stock were tendered and accepted. The Company shall have the right, at its own option, to redeem all or a portion of the shares of Series A-1 redeemable preferred stock, at any time at a price per share of Series A-1 redeemable preferred stock equal to 100% of the Series A-1 liquidation value. In the event the closing price of the our common stock during the 5 trading days following the put notice falls below 75% of the average of the closing bid price in the 5 trading days prior to the put closing date, the investor may, at its option, and without penalty, decline to purchase the applicable put shares on the put closing date.

Termination and Liquidation Rights

The Company may terminate this agreement and its right to initiate future draw-downs by providing 30 days advanced written notice to the investor. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Corporation, before any distribution or payment shall be made to the holders of any other equity securities of the Company by reason of their ownership thereof, the holders of the Series A-1 redeemable convertible preferred stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series A-1 redeemable convertible preferred stock equal to $10,000, plus any accrued by unpaid dividends. If, upon dissolution or winding up of the Company, the assets of the Company shall be insufficient to make payment in full to all holders, then such assets shall be distributed among the holders at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. During the six months ended June 30, 2009, the Company drew down $1,809,761 on this credit facility.

Because this instrument is redeemable, the Company determined that the Series A-1 redeemable preferred stock should be classified within the mezzanine section between liabilities and equity in its consolidated balance sheets. The embedded conversion option has been recorded as a derivative liability in the Company’s consolidated balance sheets, and changes in the fair value each reporting period will be reported in adjustments to fair value of derivatives in the consolidated statements of operations.

The outstanding balance at June 30, 2009 of $1,809,761 is convertible into 2,413,015 shares of the Company’s common stock. The Company values the conversion option initially when each draw takes place. The following table summarizes the assumptions used in the Black-Scholes model to value the conversion option associated with each draw, along with the fair value of the embedded conversion option.

		Black-Scholes Assumptions
		at Draw Date
Draw	Draw	Dividend	Expected	Risk-Free	Expected	Fair
Amount	Date	Yield	Volatility	Rate	Life (Yrs)	Value
$1,100,000	4/6/2009	0%	190%	1.90%	4.00	$139,985
87,000	4/28/2009	0%	190%	1.83%	3.94	9,951
105,000	5/1/2009	0%	190%	2.03%	3.93	12,007
81,036	5/19/2009	0%	190%	2.12%	3.88	12,204
162,624	6/9/2009	0%	190%	2.86%	3.83	28,428
131,644	6/15/2009	0%	190%	2.75%	3.81	26,237
67,457	6/26/2009	0%	190%	2.53%	3.78	20,145
75,000	6/29/2009	0%	190%	2.53%	3.77	22,386
$1,809,761						$271,343

The embedded conversion option was again valued at $540,098 at June 30, 2009 at fair value using the Black-Scholes model. The increase in the fair value of the embedded conversion option liability of $268,754 for the three and six months ended June 30, 2009 was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model to value the embedded conversion option at June 30, 2009 were as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 2.54%, and (4) expected life of 3.77 years.

The following table summarizes the Series A-1 redeemable convertible preferred stock and embedded derivative outstanding at June 30, 2009 and at initial draw dates:

	June 30,	Inception	Increase
	2009	Dates*	(Decrease)
Principal Due	$1,809,761	$1,809,761	$-
Accrued Dividend	31,348	-	31,348
Debt Discount	(261,115)	(271,343)	10,228
	1,579,994	1,538,418	41,576

Less current portion	-	-	-

Non-current portion	$1,579,994	$1,538,418	$41,576

Aggregate liquidation value**	$1,841,109	$1,809,761	$31,348

*Represents the sum of values from various draw dates on the Series A-1 redeemable convertible preferred stock facility.
** Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $31,348 for the three and six months ended June 30, 2009.

For providing investor relations services in connection with the Series A-1 redeemable convertible preferred stock credit facility, the Company issued a consultant 24,900,000 shares of its common stock on February 9, 2009. The Company valued the issuance of these shares at $4,731,000 based on a closing price of $0.19 on February 9, 2009 and recorded the value of the shares as deferred financing costs associated with the financing on the date they were issued. Beginning on the date of the first draw-down on April 6, 2009 (the loan maturity date is 4 years after the initial draw-down), each quarter the Company will amortize the deferred issuance costs ratably over the term of the Series A-1 redeemable convertible preferred stock facility.

The Company also incurred a non-refundable commitment fee to the holder of this convertible preferred stock facility in the amount of $250,000. The fee is payable by the Company in either (a) cash, or (b) common stock. If paid in common stock, the Company will issue a number of shares valued at 97% of the volume-weighted average price of its common stock for the five trading days immediately preceding the effective date of the facility, or March 3, 2009. Based on this,  as of June 30, 2009, the Company would be required to issue approximately 2,152,000 shares of the Company’s common stock. Beginning on the date of the first draw-down on April 6, 2009 (the loan maturity date is 4 years after the initial draw-down), each quarter the Company will amortize the deferred issuance costs ratably over the term of the Series A-1 redeemable convertible preferred stock facility.

Interest expense on the Series A-1 redeemable convertible preferred stock and deferred financing costs for the three and six months ended June 30, 2009 was $300,019.

12.           WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, December 31, 2008	129,397,951	$0.26	3.23	$-
Granted	-	-
Exercised	-	-
Forfeited	(211,000)	$1.44
Outstanding, June 30, 2009	129,186,951	$0.27	2.74	-

Vested and expected to vest at June 30, 2009	129,186,951	$0.27	2.74	-

Exercisable, June 30, 2009	129,186,951	$0.27	2.74	-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at June 30, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.17	95,630,311	3.00	$0.17	95,630,311	$0.17
0.32	11,148,147	2.19	0.32	11,148,147	0.32
0.34	8,753,762	1.23	0.34	8,753,762	0.34
0.38 - 0.40	5,902,908	3.84	0.39	5,902,908	0.39
0.85 - 0.96	5,734,831	1.46	0.95	5,734,831	0.95
2.20	72,917	2.13	2.20	72,917	2.20
2.48 - 2.54	1,944,075	0.46	2.54	1,944,075	2.54
	129,186,951			129,186,951

13.                                    ADJUSTMENT TO FAIR VALUE OF DERIVATIVES

The following tables summarize the components of the adjustment to fair value of derivatives which were recorded as charges to results of operations for the three and six months ended June 30, 2009 and 2008.

The following table summarizes by category of derivative liability the increase (decrease) in fair value from market changes during the three months ended June 30, 2009 and 2008, the impact of additional investments and repricing and exercise of certain warrants.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008
Embedded Pipe derivatives - 9.05	$33,954	$79,309
Pipe Hybrid instrument – 9.06	569,326	280,948
Pipe Hybrid- FAS 155 – 8.07	6,583,530	(1,518,774)
Pipe Hybrid- February 2008	245,421	195,270
Pipe Hybrid- April 2008	3,623,936	141,105
Series A-1 Preferred Stock conversion option	268,754	-
Original warrants PIPE 2005 , excluding replacement warrants	257,479	141,407
Replacement Warrants	1,583,911	912,776
Warrants – PIPE 2006-investors	2,369,038	1,397,606
Warrants – PIPE 2007-investors	4,975,723	3,338,410
Warrants – PIPE 2008-investors	4,205,629	816,232
Other Warrant Derivatives- 2005 and 2006	1,552,169	1,173,275
Other Warrants Derivatives - 2007	432,504	249,341

	$26,701,374	$7,206,905

The following table summarizes by category of derivative liability the increase (decrease) in fair value from market changes during the six months ended June 30, 2009 and 2008, the impact of additional investments and repricing and exercise of certain warrants.

	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008
Embedded Pipe derivatives - 9.05	$49,822	$168,857
Pipe Hybrid instrument – 9.06	826,711	695,790
Pipe Hybrid- FAS 155 – 8.07	9,078,716	(1,301,276)
Pipe Hybrid- February 2008	18,434	258,632
Pipe Hybrid- April 2008	3,622,043	141,105
Series A-1 Preferred Stock conversion option	268,754	-
Original warrants PIPE 2005 , excluding replacement warrants	368,033	156,014
Replacement Warrants	2,427,804	956,978
Warrants – PIPE 2006-investors	3,673,292	1,478,337
Warrants – PIPE 2007-investors	7,632,265	3,286,787
Warrants – PIPE 2008-investors	6,576,694	816,232
Other Warrant Derivatives- 2005 and 2006	2,333,904	1,296,746
Other Warrants Derivatives - 2007	666,514	272,974

	$37,542,986	$8,227,176

14.                             STOCKHOLDERS’ EQUITY TRANSACTIONS

The Company is authorized to issue two classes of capital stock, to be designated, respectively, Preferred Stock and Common Stock. The total number of shares of Preferred Stock the Company is authorized to issue is 50,000,000, par value $0.001 per share. The total number of shares of Common Stock the Company is authorized to issue is 500,000,000, par value $0.001 per share. The Company had 181 shares of Series A-1 Redeemable Convertible Preferred Stock outstanding as of June 30, 2009 and 499,905,641 shares of Common Stock outstanding as of June 30, 2009.

Between September 29, 2008 and January 20, 2009, the Company was ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of its common stock. In aggregate, through June 30, 2009, the Company settled $1,108,673 in accounts payable through the issuance of 260,116,283 shares of its common stock. During the six months ended June 30, 2009, the Company settled $505,199 in accounts payable through the issuance of 39,380,847 shares of its common stock. The Company recorded a loss on settlement of $4,793,949 in its accompanying statements of operations for the three and six months ended June 30, 2009. The losses were calculated as the difference between the amount of accounts payable relieved and the value of the shares (based on the closing share price on the settlement date) that were issued to relieve the accounts payable.

On March 5, 2009, the Company settled a lawsuit originally brought by an investor in January 2009, who is an investor in the 2007 and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. As a result of the lawsuit, the Company was required by court order to reduce the conversion price on convertible debentures held by this investor to $0.02 per share, effective immediately, so long as the Company has a sufficient number of authorized shares to honor the request for conversion. During the six months ended June 30, 2009, the Company issued 4,847,050 shares of its common stock to this investor in conversion of approximately $97,000 of its 2006 debenture at $0.02 per share, and 1,252,950 shares of its common stock to this investor in conversion of approximately $25,000 of its 2007 debenture at $0.02 per share. The Company has considered the impact of Emerging Issue Task Force statements, or EITFs 96 - 19— Debtor’s Accounting for a Modification or Exchange of Debt Instruments,  06-6— Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments on the accounting treatment of the change in conversion price of the 2007 and 2008 Convertible Debentures. EITF 96 - 19 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company calculated the fair value of the conversion option for the 2007 and April 2008 debentures immediately prior to and after the change in the conversion price, and evaluated the impact of the change in conversion price. The Company has concluded that the change in conversion price for this investor constitutes a substantial modification in the terms of the 2007 and 2008 debenture agreements. Based on the Company’s evaluation, the below table summarizes the impact relative to the Debentures’ face value on March 5, 2009.

		Debenture
Impact on Debentures	Change	Face Value	% Change
2007 Debenture	$1,319,354	$6,739,214	20%
April 2008 Debenture	$477,014	$4,038,880	12%

The change in fair value of the conversion option on the 2007 debenture was $1,319,355, or a 20% change relative to the face value of the debenture. The change in fair value of the conversion option on the April 2008 debenture was $477,014, or a 12% change relative to the face value of the debenture. The Company recorded a loss on modification of debentures in the amount of $1,796,368 during the six months ended June 30, 2009 as a result of this modification.

15.                             STOCK-BASED COMPENSATION

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At June 30, 2009, the Company had 820,000 common share purchase options outstanding under the plan. At June 30, 2009, there were 370,000 options available for grant under this plan.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the “2004 Stock Plan II”). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At June 30, 2009, ACT had granted 1,301,161 common share purchase options under the plan. At June 30, 2009, no options were available for grant under this plan.

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”) for its employees, subject to approval of our shareholders. The total number of common shares available for grant and issuance under the plan may not exceed 9 million shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. On January 24, 2008, the Company’s shareholders approved an increase of 25,000,000 shares to the 2005 Plan. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At June 30, 2009, 12,364,419 common stock purchase options were outstanding and the Company issued 1,497,263 shares of common stock under the plan. At June 30, 2009, there were 33,456,831 options available for grant under this plan.

Stock Option Activity

A summary of option activity for the three months ended June 30, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)

Outstanding, January 1, 2009	14,485,580	$0.55	7.25	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, June 30, 2009	14,485,580	$0.55	6.75	$404

Vested and expected to vest
at June 30, 2009	14,011,163	0.56	6.69	386

Exercisable, June 30, 2009	10,836,220	0.66	6.15	232

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested employee stock options as of June 30, 2009 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested at January 1, 2009	4,769,159	$0.23
Granted	-	-
Vested	(1,119,799)	0.27
Forfeited	-	-
Unvested at June 30, 2009	3,649,360	$0.22

As of June 30, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $670,000, which is expected to be recognized over a weighted average period of approximately 8.58 years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2009.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	820,000	5.12	$0.05	820,000	$0.05
0.21	6,007,403	8.37	0.21	2,396,165	0.21
0.25	1,301,161	5.51	0.25	1,301,161	0.25
0.85	5,604,099	5.59	0.85	5,574,100	0.85
1.35	150,000	6.81	1.35	150,000	1.35
2.04 - 2.11	165,000	6.50	2.07	156,877	2.07
2.20 - 2.48	437,917	6.18	2.27	437,917	2.27
	14,485,580			10,836,220

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

Year 1	$225,281
Year 2	-
Total	$225,281

Rent expense recorded in the financial statements for the three months ended June 30, 2009 and 2008 was approximately $183,000 and $310,000, respectively. Rent expense recorded in the financial statements for the six months ended June 30, 2009 and 2008 was approximately $298,000 and $721,000, respectively.

On March 5, 2009, the Company settled a lawsuit originally brought by an investor in January 2009, who is an investor in the 2007 and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. As a result of the lawsuit, the Company was required by court order to reduce the conversion price on convertible debentures held by this investor to $0.02 per share, effective immediately, so long as the Company has a sufficient number of authorized shares to honor the request for conversion. See Note 14.

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

The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of June 30, 2009 and 2008. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three and six months ended June 30, 2009 and 2008. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

18.                             SUBSEQUENT EVENTS

Subsequent to June 30, 2009, the Company drew down an additional $359,130 on its Series A-1 redeemable convertible preferred stock facility. See Note 11.

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

Forbearance and Amendment to 2005, 2006, 2007 and 2008 Debentures

On July 29, 2009, the Company entered into a consent, amendment and exchange agreement (the “Consent and Amendment”) with holders (the “Holders”) of the Company’s outstanding convertible debentures and warrants to purchase shares of the Company’s common stock (the “Warrants”), which were issued in private placements to the 2005, 2006, 2007 and 2008 debentures.

Simultaneously with the execution of Consent and Amendment, and as a condition of the Consent and Amendment, the Company and the Holders entered into a Standstill and Forbearance Agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement:

•	The Company acknowledged certain defaults that have occurred under the Debentures and documents executed in connection therewith (the “Transaction Documents”).

•	The Holders agreed to forbear from exercising their rights and remedies under the Debentures and the Transaction Documents.
•
The obligation of the Holders to forbear from exercising their rights and remedies under the Debentures and the Transaction Documents will terminate on the earliest of (i) the date, if any, on which a petition for relief under the date, if any, on which a petition for relief under the United States Bankruptcy Code or any similar state or Canadian law is filed by or against the Company or any of its subsidiaries or (ii) the date the Forbearance Agreement is otherwise terminated or expires, it being understood that the Holders holding 67% of the then outstanding principal amount of the Debentures shall have the right to terminate the Forbearance Agreement on 3 business days’ prior notice to the Company.

•	The Company provided a general release in favor of the Holders.

Pursuant to the Consent and Amendment:

•
The Company agreed to issue to each Holder in exchange for such Holder’s Debenture an amended and restated Debenture (the “Amended and Restated Debentures”) in a principal amount equal to the principal amount of such Holder’s Debenture times 1.35 minus any interest paid thereon.

•
The conversion price under the Amended and Restated Debentures was reduced to $0.10, subject to further adjustment as provided therein (including for stock splits, stock dividends, and certain subsequent equity sales).

•	The maturity date under the Amended and Restated Debentures was extended until December 31, 2010.
•	The Amended and Restated Debentures bear interest at the rate of 12% per annum, which shall accrete to, and increase the principal amount payable upon maturity.
•
The Amended and Restated Debentures will begin to amortize on September 25, 2009 at a rate of 6.25% of the outstanding principal amount per month, valued at the lesser of the then conversion price and 90% of the average volume weighted average price for the ten prior trading days.

•	The Company agreed to issue to each Holder in exchange for such Holder’s Warrant an amended and restated Warrant (the “Amended and Restated Warrants”).
•
The exercise price under the Amended and Restated Warrants was reduced to $0.10 subject to further adjustment as provided therein (including for stock splits, stock dividends, and certain subsequent equity sales).

•	The termination date under the Amended and Restated Warrants was extended until June 30, 2014.
•
Each Holder agreed not to convert more than 20% of such Holder’s outstanding principal amount of Amended and Restated Debenture in any month during the period from September 1, 2009 through January 31, 2010, provided, however, that this limitation will terminate if (i)(a) the volume weighted average price of the Company’s common stock for each of 5 consecutive trading days is greater than $0.15 per share, and (b) the trading volume on such days exceeds 7,500,000 shares per trading day, or (ii)(a) the volume weighted average price for any one trading day is greater than $0.20 per share and (b) the trading volume on such day exceeds 10,000,000 shares.

•
The Company agreed to amend its articles of incorporation to increase the number of authorized shares of Common Stock (the “Amendment”). If the Company does not receive the receive the requisite shareholder approval for, and receive acceptance of the filing for, the Amendment by September 25, 2009, the Company shall pay to the Holders, monthly commencing on September 25, 2009, until the Amendment is duly filed, liquidated damages equal to 5% of the purchase price of the Debentures.

•	The Company agreed to increase the number of shares available for issuance under the Company’s 2005 Stock Incentive Plan to 129,000,000 shares, by September 18, 2009.
•
The Holders agreed to waive any event of default under the Debentures resulting solely from (i) any adjustment to the conversion price of the Debenture and exercise price of the Warrants that would result from the reduction of the conversion price of certain securities of the Company pursuant to the Stipulation of Settlement, dated March 11, 2009, between the Company and Alpha Capital, and (ii) any failure by the Company to reserve such number of authorized but unissued shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants.

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

CRITICAL ACCOUNTING POLICIES

Deferred Issuance Cost— Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 48 months.

Fair Value Measurements — For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Emerging Issues Task Force (“EITF”) No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock” (“EITF 00-19”), provides a criteria for determining whether freestanding contracts that are settled in a company’s own stock, including common stock options and warrants, should be designated as either an equity instrument, an asset or as a liability under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities.” Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value on a company’s balance sheet, with any changes in fair value recorded in a company’s results of operations.  Using the criteria in EITF 00-19, we have determined that our outstanding options, warrants, and embedded derivative liabilities require liability accounting and record the fair values as warrant and option derivatives.

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

In determining the appropriate fair value of the debentures, we used Level 2 inputs for our valuation methodology. For the periods from January 1, 2008 through June 30, 2008, we applied the Black-Scholes models, Binomial Option Pricing models, Standard Put Option Binomial models and the net present value of certain penalty amounts to value the debentures and their embedded derivatives. At December 31, 2008, to achieve greater cost efficiencies, we changed our application of the Income Approach as defined under paragraph 18 of FAS 157, by applying the Black-Scholes option pricing model in valuing all debentures and their embedded derivatives. This change did not materially impact the results of our valuations of debentures and embedded derivatives. The impact of the change in the application of the Income Approach was approximately 1.4% of the fair value of our debentures and their embedded derivatives. FAS 157, paragraph 20 states that the disclosure provisions of Statement of Financial Accounting Standards No. 154 Accounting Changes and Error Corrections (“FAS 154”) for a change in accounting estimate are not required for revisions resulting from a change in a valuation technique or its application.

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

Recent Accounting Pronouncements

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“FAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FAS 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FAS 165 is effective for interim and annual periods ending after June 15, 2009, and accordingly, we adopted this Standard during the second quarter of 2009. FAS 165 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Subsequent events have been evaluated as of the date of this filing and no further disclosures were required and its adoption did not impact its consolidated results of operations and financial condition.

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets” (“SFAS 166”). Statement 166 is a revision to FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS 166 enhances information reported to users of financial statements by providing greater transparency about transfers of financial assets and an entity’s continuing involvement in transferred financial assets. SFAS 166 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009. Early application is not permitted. We are currently evaluating the impact of adoption of SFAS 166 on the accounting for our convertible debt instruments and related warrant liabilities.

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

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles a Replacement of FASB Statement No. 162 (“FAS 168”). This Standard establishes the FASB Accounting Standards Codification™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. The Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded. The Codification is effective in the third quarter of 2009, and accordingly, the Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2009 and 2008

	Three months ended June 30,		Three months ended June 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
REVENUE	$242,995	100.0%	$174,388	100.0%

COST OF REVENUE	77,347	31.8%	120,186	68.9%

GROSS PROFIT	165,648	68.2%	54,202	31.1%

RESEARCH AND DEVELOPMENT EXPENSES AND GRANT REIMBURSEMENTS	1,138,258	468.4%	2,786,870	1598.1%

GENERAL AND ADMINSTRATIVE EXPENSES	760,556	313.0%	1,840,116	1055.2%

OTHER INCOME (EXPENSE)	(27,703,638)	-11400.9%	(1,016,633)	-583.0%

NET LOSS	$(29,436,804)	-12114.2%	$(5,589,417)	-3205.2%

Revenue

Revenue for the three months ended June 30, 2009 and 2008 was $242,995 and $174,388, respectively.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The increase in revenue during the three months ended June 30, 2009, was due to more new licenses being granted as compared to the three months ended June 30, 2008.

Of the revenue recognized during the three months ended June 30, 2009, we recognized $51,470 in license fee revenue from Transition Holdings, Inc. On December 18, 2008, we entered into a license agreement with Transition for certain of our non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for a total of $3.5 million in cash. We are recognizing revenue from this agreement over its 17-year patent useful life.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the three months ended June 30, 2009 and 2008 were $1,138,258 and $2,786,870, respectively, a decrease of $1,648,612.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  The decline in R&D expenditures during the three months ended June, 2009 as compared to the same period in 2008 is primarily due to the fact that we closed our Charlestown, Massachusetts and Alameda, California facilities at the end of May 2008.

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

Grant reimbursements for the three months ended June 30, 2009 and 2008 were $0 and $0, respectively.  The Company did not receive any grant reimbursements during the three months ended June 30, 2009 or 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2009 and 2008 were $760,556 and $1,840,116, respectively, a decrease of $1,079,560.  This expense decrease was primarily a result of management’s efforts to reduce costs and streamline operations during the three months ended June 30, 2009 so that we could move closer to achieving profitability. General and administrative expenses should continue to slightly decrease over the short term as we continue to streamline our operations and reduce our costs until we are able to expand.

Other Income (Loss)

Other income (loss) for the three months ended June 30, 2009 and 2008 were ($27,703,638) and ($1,016,633), respectively. The change in other income (loss) in the three months ended June 30, 2009, compared to that of the earlier period, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financings and default interest charges on all debentures. Interest income was $137 and $1,317 during the three months ended June 30, 2009 and 2008, respectively. Interest income was lower in the three months ended June 30, 2009 than in the three months ended June 30, 2008 due to the lower cash balances held in interest-bearing deposits during the periods. Interest expense was $953,089 and $8,540,674 for the three months ended June 30, 2009 and 2008, respectively, which represents a decrease of $7,587,585. The decrease in interest expense in the three months ended June 30, 2009, compared to the earlier period primarily to amortization of debt discounts and deferred financing costs being recorded during 2008 for all debentures until their default on August 6, 2008. Therefore, no additional interest expense arose in 2009 from this amortization. Interest expense during the three months ended June 30, 2009 relates primarily to debenture default interest.

The gain (loss) on the fair value of derivatives was ($26,701,374) and $7,206,905, for the three months ended June 30, 2009 and 2008, respectively.  The increase in our share price contributed most significantly to the loss on the fair value of derivatives during the three months ended June 30, 2009. In periods when the share price increases, the derivative securities become more attractive to exercise or in-the-money, and therefore the value of the derivative liabilities increases.

Net Loss

Net loss for the three months ended June 30, 2009 and 2008 was $29,436,804 and $5,589,417, respectively. The change in loss in the current period is the result of changes to the fair value of derivatives and interest charges related to convertible debentures.

Comparison of Six Months Ended June 30, 2009 and 2008

	Six months ended June 30,		Six months ended June 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
REVENUE	$536,971	100.0%	$298,731	100.0%

COST OF REVENUE	216,099	40.2%	310,914	104.1%

GROSS PROFIT	320,872	59.8%	(12,183)	-4.1%

RESEARCH AND DEVELOPMENT EXPENSES AND GRANT REIMBURSEMENTS	1,438,025	267.8%	6,649,253	2225.8%

GENERAL AND ADMINSTRATIVE EXPENSES	1,507,634	280.8%	3,565,938	1193.7%

LOSS ON SETTLEMENT OF LITIGATION	4,793,949	892.8%	-	0.0%

OTHER INCOME (EXPENSE)	(41,017,944)	-7638.8%	(4,881,702)	-1634.1%

NET INCOME (LOSS)	$(48,436,680)	-9020.4%	$(15,109,076)	-5057.8%

Revenue

Revenue for the six months ended June 30, 2009 and 2008 was $536,971 and $298,731, respectively.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The increase in revenue during the six months ended June 30, 2009, was due to more new licenses being granted as compared to the six months ended June 30, 2008.

Of the revenue recognized during the six months ended June 30, 2009, we recognized $95,587 in license fee revenue from Transition Holdings, Inc. On December 18, 2008, we entered into a license agreement with Transition for certain of our non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for a total of $3.5 million in cash. We are recognizing revenue from this agreement over its 17-year patent useful life.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the six months ended June 30, 2009 and 2008 were $1,574,865 and $6,754,422, respectively, a decrease of $5,179,557.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  The decline in R&D expenditures during the six months ended June, 2009 as compared to the same period in 2008 is primarily due to the fact that we closed our Charlestown, Massachusetts and Alameda, California facilities at the end of May 2008.

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

Grant reimbursements for the six months ended June 30, 2009 and 2008 were $136,840 and $105,169, respectively. The Company received one grant during the six months ended June 30, 2009 and one grant during the six months ended June 30, 2008, both from the National Institute of Health.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2009 and 2008 were $1,507,634 and $3,565,938, respectively, a decrease of $2,058,304.  This expense decrease was primarily a result of management’s efforts to reduce costs and streamline operations during the six months ended June 30, 2009 so that we could move closer to achieving profitability. General and administrative expenses should continue to slightly decrease over the short term as we continue to streamline our operations and reduce our costs until we are able to expand.

Loss on Settlement

Loss on settlement for the six months ended June 30, 2009 and 2008 were $4,793,949 and $0, respectively. During the six months ended June 30, 2009, we were ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of our common stock. During the six months ended June 30, 2009, we settled $505,199 in accounts payable through the issuance of 39,380,847 shares of our common stock with a value of $5,299,148. Accordingly, we recorded a loss on settlement of $4,793,949 for the six months ended June 30, 2009.

Other Income (Loss)

Other income (loss) for the six months ended June 30, 2009 and 2008 were ($41,017,944) and ($4,881,702), respectively. The change in other income (loss) in the six months ended June 30, 2009, compared to that of the earlier period, relates primarily to adjustments to fair value of derivatives related to the Convertible Debenture financings, loss on modification of debentures, and default interest charges on all debentures. Interest income was $1,758, and $8,166 during the six months ended June 30, 2009 and 2008, respectively. Interest income was lower in the six months ended June 30, 2009 than in the six months ended June 30, 2008 due to the lower cash balances held in interest-bearing deposits during the periods. Interest expense was $1,535,910 and $12,747,290 for the six months ended June 30, 2009 and 2008, respectively, which represents a decrease of $11,211,380. The decrease in interest expense in the six months ended June 30, 2009, compared to the earlier period relates primarily to amortization of debt discounts and deferred financing costs being recorded during 2008 for all debentures until their default on August 6, 2008. Therefore, no additional interest expense arose in 2009 from this amortization. Interest expense during the six months ended June 30, 2009 relates primarily to debenture default interest.

The gain (loss) on the fair value of derivatives was ($37,542,986) and $8,227,176, for the six months ended June 30, 2009 and 2008, respectively.  The increase in our share price contributed most significantly to the loss on the fair value of derivatives during the six months ended June 30, 2009. In periods when the share price increases, the derivative securities become more attractive to exercise or in-the-money, and therefore the value of the derivative liabilities increases.

During the six months ended June 30, 2009, we recognized a loss on modification of debentures in the amount of $1,796,368. This loss arose from a court order that we allow an investor to convert its 2007 and 2008 debenture balances at $0.02 per share. The change in fair value immediately after the conversion price reduction from immediately before the conversion price reduction gave rise to the loss on modification.

Net Loss

Net loss for the six months ended June 30, 2009 and 2008 was $48,436,680 and $15,109,076, respectively. The change in loss in the current period is the result of changes to the fair value of derivatives, interest charges related to convertible debentures, a loss on the court order settlement of accounts payable, and loss on modification of debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six months ended June 30,
	2009	2008
Net cash used in operating activities	$(1,931,196)	$(3,754,418)
Net cash used in investing activities	(5,558)	(168,549)
Net cash provided by financing activities	1,809,761	2,790,122
Net decrease in cash and cash equivalents	(126,993)	(1,132,845)
Cash and cash equivalents at the end of the period	$689,911	$33,271

Operating Activities

Our net cash used in operating activities during the six months ended June 30, 2009 and 2008 was $1,931,196 and $3,754,418, respectively. Cash used in operating activities decreased during the current period primarily due to a decrease in cash and cash equivalents available for use during the period. Cash used in operating activities decreased also as a result of the closures in May 2008 of the Alameda, California and Charlestown, Massachusetts facilities.

Cash Flows from Investing and Financing Activities

Cash used in investing activities during the six months ended June 30, 2009 and 2008 was $5,558 and $168,549, respectively. Our cash used in investing activities during the six months ended June 30, 2009 was attributed to payment of a deposit on our leased space in Los Angeles, California as well as a payment for the purchase of a fixed asset of approximately $3,000. Cash provided by investing activities during the six months ended June 30, 2008 was primarily due to purchases of property and equipment. Cash flows provided by financing activities during the six months ended June 30, 2009 was $1,809,761. During the six months ended June 30, 2009, we received $1,809,761 from the issuance of Series A-1 redeemable convertible preferred stock. During the six months ended June 30, 2008, we made payments of $18,650 on notes and leases and another $3,660 for issuance costs on a note payable. We also received proceeds of $600,000 from the issuance of a convertible note payable as well as $2,212,432 from the issuance of notes payable during the six months ended June 30, 2008.

We are financing our operations primarily from the following activities:

•
On December 1, 2008, we formed an international joint venture with CHA Bio & Diostech Co., Ltd . (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies. CHA has agreed to contribute $500,000 in working capital for the venture as well as paying the Company an up-front license fee of $500,000. As of June 30, 2009, CHA has paid the Company the entire $500,000 towards payment of the up-front license fee.

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

•
On March 11, 2009, we entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the agreement, the proceeds from the Facility must be used exclusively for us to file an investigational new drug (“IND”) for our retinal pigment epithelium (“RPE”) program, and will allow us to complete both Phase I and Phase II studies in humans. An IND is required to commence clinical trials. Under the terms of the agreement, we may draw down funds, as needed for clinical development of the RPE program, from the investor through the issuance of Series A-1 convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial issuance date, and is convertible into common stock at $0.75 per share. As of August 10, 2009, we have drawn down approximately $2,169,000 on this facility.

•
On May 13, 2009, the Company entered into another  license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. We received an upfront license fee of $300,000.

•
On July 29, 2009, we entered into a consent, amendment and exchange agreement with holders of our outstanding convertible debentures and warrants, which were issued in private placements to the 2005, 2006, 2007 and 2008 debentures. We agreed to issue to each debenture holder in exchange for the holder’s debenture an amended and restated debenture in a principle amount equal to the principal amount of the holder’s debenture times 1.35 minus any interest paid thereon. The conversion price under the amended and restated debentures was reduced to $0.10, subject to certain customary anti-dilution adjustments. The maturity date under the amended and restated debentures was extended until December 30, 2010. The amended and restated debentures bear interest at 12% per annum. Further, we agreed to issue to each holder in exchange for the holder’s warrant an amended and restated warrant, which exercise price was reduced to $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. Simultaneously with the signing of this agreement, we and the debenture holders entered into a standstill and forbearance agreement, whereby the debenture holders agreed to forbear from exercising their rights and remedies under the original debentures and transaction documents.

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

Our cash and cash equivalents are limited. In the short term, we will require substantial additional funding prior to June 30, 2010 in order to maintain our current level of operations.  If we are unable to raise additional funding, we will be forced to either substantially scale back our business operations or curtail our business operations entirely.

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

We have limited capital resources and we may not obtain the significant additional capital required to sustain our research and development efforts. We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain. (see FINANCIAL RISKS) We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit and we do not believe that our cash from all sources (including cash, cash equivalents, anticipated revenues from licensing fees and sponsored research contracts) is sufficient for us to continue operations beyond December 31, 2009.

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

The 2005 Debentures were due and payable on September 15, 2008, the 2006 Debentures are due and payable on September 6, 2009, the 2007 Debentures are due and payable on August 31, 2010, the February 2008 Debenture is due and payable February 15, 2010, and the April 2008 Debenture was due and payable on March 31, 2009. Any event of default could require the early repayment of the convertible debentures, and additional interest is accruing on the outstanding principal balance of the debentures. We anticipate that the full amount of the convertible debentures will be converted into shares of our common stock, in accordance with the terms of the convertible debentures; however no assurance can be provided that any amount of debentures will be converted. If, prior to the maturity date, we are required to repay the convertible debentures in full, we would be required to use our limited working capital and raise additional funds. If we remain unable to repay the notes when required, the debenture holders could commence legal action against us to recover the amounts due. Any such action could require us to curtail or cease operations.

On July 29, 2009, we entered into a consent, amendment and exchange agreement with holders of our outstanding convertible debentures and warrants, which were issued in private placements to the 2005, 2006, 2007 and 2008 debentures. We agreed to issue to each debenture holder in exchange for the holder’s debenture an amended and restated debenture in a principle amount equal to the principal amount of the holder’s debenture times 1.35 minus any interest paid thereon. The conversion price under the amended and restated debentures was reduced to $0.10, subject to certain customary anti-dilution adjustments. The maturity date under the amended and restated debentures was extended until December 30, 2010. The amended and restated debentures bear interest at 12% per annum. Further, we agreed to issue to each holder in exchange for the holder’s warrant an amended and restated warrant, which exercise price was reduced to $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. Simultaneously with the signing of this agreement, we and the debenture holders entered into a standstill and forbearance agreement, whereby the debenture holders agreed to forbear from exercising their rights and remedies under the original debentures and transaction documents.

There are a large number of shares underlying our convertible debentures in full, and warrants that and the Company is liable to provide. The sale of these shares may depress the market price of our common stock. As of June 30, 2009, on an aggregated basis our 2005, 2006, 2007 and 2008 financings may result in being converted into 102,000,000 shares of our common stock, and warrants, options and preferred stock that may be converted into approximately 146,000,000 shares of our common stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  We have determined that the loss of certain personnel in our legal, accounting and finance departments, when considered collectively in light of the number and complexity of accounting matters requiring consideration, created a possibility that a material misstatement of our financial statements could occur and may not be prevented or detected.  In addition, we have identified material weaknesses in internal control over financial reporting as discussed in our most recent annual report filed on Form 10-K.  As a result, our disclosure controls and procedures were not effective as of June 30, 2009.  To address these material weaknesses, we have retained an outside accounting consulting firm to assist the Company in preparing and reviewing the consolidated financial statements and preparing this Quarterly Report on Form 10-Q.

Nothwithstanding any material weaknesses identified above, we believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim periods presented in our quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no other significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•
The representations and warranties of the Company set forth in the agreement are true and correct in all material respects as if made on such date, and no default shall have occurred under the agreement, or any other agreement with the investor, or investor affiliate, and the Company shall deliver an Officer’s Closing Certificate, signed by an officer of the Company, to such effect, to the investor;

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

As of August 10, 2009, we had drawn down approximately $2,169,000 on this credit facility.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

On August 6, 2008, the Company issued a moratorium on amortization of its 2005, 2006, 2007 and 2008 debentures. Under the terms of the debenture agreements, the moratorium constitutes an event of default and thus the debentures incur default interest penalties. The debenture agreements require in the event of default that the full principle amount of the debentures, together with other amounts owing in respect thereof, to the date of acceleration shall become, at the Holder’s election, immediately due and payable in cash. The aggregate amount payable upon event of default shall be equal to the mandatory default amount. The mandatory default amount equals the sum of (i) the greater of: (A) 120% of the principle amount of the debentures to be repaid plus 100% of the accrued and unpaid interest, or (B) the principle amount of the debentures to be repaid, divided by the conversion price on (x) the date the mandatory default amount came due or (y) the date the mandatory default amount is paid in full, whichever is less, multiplied by the closing price on (x) the date the mandatory default amount is demanded or otherwise due or (y) the date the mandatory default amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect to the debentures. Commencing 5 days after the occurrence of any event of default that results in the eventual acceleration of the debentures, the interest rate on the debentures shall accrue at the rate of 18% per annum. Accrued default interest has been incurred in the amount of $4,826,991 through June 30, 2009.

On July 29, 2009, we entered into a consent, amendment and exchange agreement with holders of our outstanding convertible debentures and warrants, which were issued in private placements to the 2005, 2006, 2007 and 2008 debentures. We agreed to issue to each debenture holder in exchange for the holder’s debenture an amended and restated debenture in a principle amount equal to the principal amount of the holder’s debenture times 1.35 minus any interest paid thereon. The conversion price under the amended and restated debentures was reduced to $0.10, subject to certain customary anti-dilution adjustments. The maturity date under the amended and restated debentures was extended until December 30, 2010. The amended and restated debentures bear interest at 12% per annum. Further, we agreed to issue to each holder in exchange for the holder’s warrant an amended and restated warrant, which exercise price was reduced to $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. Simultaneously with the signing of this agreement, we and the debenture holders entered into a standstill and forbearance agreement, whereby the debenture holders agreed to forbear from exercising their rights and remedies under the original debentures and transaction documents. The total principal balance cured by the amendment and forbearance is $12,832,912.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 11, 2009, our Board of Directors filed a definitive proxy statement with the Securities and Exchange Commission relating to the following proposals:

1.	To consider and act upon a proposal to approve an amendment to the Company’s 2005 Stock Incentive Plan to increase the number of shares issuable thereunder to a total of 145,837,250 shares; and
2.
To consider and act upon a proposal to approve an amendment to the Certificate of Incorporation of the Company to effect an increase in the authorized shares of common stock, par value $0.001 of the Company from 500,000,000 to 1,750,000,000.

These matters will be submitted for a vote during a special meeting of stockholders on September 10, 2009.

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

•
The representations and warranties of the Company set forth in the agreement are true and correct in all material respects as if made on such date, and no default shall have occurred under the agreement, or any other agreement with the investor, or investor affiliate, and the Company shall deliver an Officer’s Closing Certificate, signed by an officer of the Company, to such effect, to the investor;

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

As of August 14, 2009, we had drawn down approximately $2,169,000 on this credit facility.

ITEM 6. EXHIBITS

Exhibit Description

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
Dated: August 14, 2009