Form 10-Q
period 2009-09-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2009-11-16
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 12, 2009:
Common Stock, $0.001 par value per share	613,885,468 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2009 AND DECEMBER 31, 2008

	September 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,057,758	$816,904
Accounts receivable	-	261,504
Prepaid expenses	55,466	32,476
Deposits	2,170	-
Deferred royalty fees, current portion	182,198	182,198
Total current assets	1,297,592	1,293,082

Property and equipment, net	182,055	400,008
Investment in joint venture	-	225,200
Deferred royalty fees, less current portion	522,840	659,488

Deferred issuance costs, net of amortization of $603,448 and $8,666,387	4,377,553	-

TOTAL ASSETS	$6,380,040	$2,577,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,835,891	$8,287,786
Accrued expenses	1,425,513	2,741,591
Accrued default interest	-	3,717,384
Deferred revenue, current portion	992,664	834,578
Advances payable, other	130,000	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $0 and $0	-	85,997
2006 Convertible debenture and embedded derivatives (fair value $0 and $1,993,354)	-	1,993,354
2007 Convertible debenture and embedded derivatives (fair value $0 and $7,706,344)	-	7,706,344
February 2008 Convertible promissory note and embedded derivatives (fair value $0 and $1,757,470)	-	1,757,470
April 2008 Convertible debenture and embedded derivatives (fair value $0 and $4,066,505)	-	4,066,505
Amended and restated convertible debentures, current portion, net of discounts of $1,240,575 and $0, respectively	12,849,395	-
Amended and restated convertible promissory note, current portion, net of discounts of $225,827 and $0, respectively	857,861	-
Warrant derivative liabilities	25,003,235	2,655,849
Embedded conversion option liabilities	17,605,348	-
Deferred joint venture obligations, current portion	94,412	167,335
Short term capital leases	12,955	12,955
Notes payable, other	468,425	468,425
Total current liabilities	66,275,699	34,625,573

Amended and restated debentures, less current portion, net of discounts of $283,465 and $0, respectively	2,936,018	-
Deferred joint venture obligations, less current portion	11,232	63,473
Deferred revenue, less current portion	5,924,518	3,817,716
Total liabilities	75,147,467	38,506,762

Series A-1 Convertible Preferred Stock, $0.001 par value; 50,000,000 shares authorized,
229 and 0 shares issued and outstanding; aggregate liquidation value, net of discounts: $2,372,209 and $0, respectively	2,050,471	-

Commitments and contingencies	-	-

STOCKHOLDERS' DEFICIT:
Common stock, $0.001par value; 1,750,000,000 shares authorized,
547,964,766 and 429,448,381 issued and outstanding	547,964	429,448
Additional paid-in capital	68,092,696	53,459,172
Accumulated deficit	(139,458,558)	(89,817,604)
Total stockholders' deficit	(70,817,898)	(35,928,984)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,380,040	$2,577,778

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenue (License fees and royalties)	$248,141	$242,195	$785,112	$540,926
Cost of Revenue	108,049	95,180	324,148	406,094
Gross profit	140,092	147,015	460,964	134,832

Operating expenses:
Research and development	700,818	1,434,896	2,275,683	8,189,318
Grant reimbursements	-	-	(136,840)	(105,169)
General and administrative expenses	453,561	594,663	1,961,195	4,160,601
Loss on settlement of litigation	110,000	740,849	4,903,949	740,849
Total operating expenses	1,264,379	2,770,408	9,003,987	12,985,599
Loss from operations	(1,124,287)	(2,623,393)	(8,543,023)	(12,850,767)

Non-operating income (expense):
Interest income	371	70	2,129	8,236
Interest expense and late fees	(2,354,537)	(13,740,858)	(3,890,447)	(26,488,148)
Charges related to issuance of 2008 convertible debentures	-	-	-	(1,217,342)
Income related to repricing of 2006 and 2007 convertible debentures and warrants	-	-	-	847,588
Adjustments to fair value of derivatives	36,754,306	3,762,539	(788,680)	11,989,715
Losses attributable to equity method investment	-	-	(144,438)	-
Loss on extinguishment of convertible debentures and note	(34,480,127)	-	(36,276,495)	-
Total non-operating income (expense)	(79,987)	(9,978,249)	(41,097,931)	(14,859,951)

Loss before income tax	(1,204,274)	(12,601,642)	(49,640,954)	(27,710,718)

Income tax	-	-	-	-
Net loss	$(1,204,274)	$(12,601,642)	$(49,640,954)	$(27,710,718)

Weighted average shares outstanding :
Basic	501,293,320	194,417,191	477,394,516	148,070,055
Diluted	501,293,320	194,417,191	477,394,516	148,070,055

Loss per share:
Basic	$(0.00)	$(0.06)	$(0.10)	$(0.19)
Diluted	$(0.00)	$(0.06)	$(0.10)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009
(UNAUDITED)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance December 31, 2008	429,448,381	$429,448	$53,459,172	$(89,817,604)	$(35,928,984)

Convertible debentures redemptions	12,627,425	12,627	1,250,115		1,262,742

Convertible debenture and promissory note conversions	41,608,113	41,608	3,140,191		3,181,799

Option compensation charges			277,351		277,351

Issuance of stock in settlement of accounts payable	39,380,847	39,381	5,259,767		5,299,148

Issuance of stock in payment of debt issue costs for preferred stock credit facility	24,900,000	24,900	4,706,100		4,731,000

Net loss for the nine months ended September 30, 2009				(49,640,954)	(49,640,954)

Balance September 30, 2009	547,964,766	$547,964	$68,092,696	$(139,458,558)	$(70,817,898)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(UNAUDITED)

	Nine Months Ended September 30,
	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(49,640,954)	$(27,710,718)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	304,083	312,672
Write-off of uncollectible accounts receivable	-	25,000
Amortization of deferred charges	136,648	528,593
Amortization of deferred revenue	(785,112)	(553,355)
Redeemable preferred stock dividend accrual	84,209	-
Stock based compensation	277,351	768,193
Amortization of deferred issuance costs	603,447	4,792,087
Amortization of discounts	1,805,531	17,458,660
Loss on extinguishment of convertible debentures and note	36,276,495	-
Adjustments to fair value of derivatives	788,680	(11,989,715)
Charges related to issuance of February 2008 convertible notes	-	685,573
Charges related to issuance of April 2008 convertible notes	-	531,769
Repricing of 2006 and 2007 convertible debentures and warrants	-	(847,588)
Shares of common stock issued for services	-	9,496
Warrants issued for consulting services	-	155,281
Charges related to settlement of anti-dilution provision	-	15,581
Issuance of note for services received	-	750,000
Shares of common stock issued for financing costs	-	697,834
Non-cash rent expense	-	254,231
Forfeiture of rent deposits	-	88,504
Loss on settlement of litigation	4,903,949	740,849
Loss attributable to investment in joint venture	144,438	-
Amortization of deferred joint venture obligations	(125,164)	-
(Increase) / decrease in assets:
Accounts receivable	261,504	(4,767)
Prepaid expenses	(22,990)	(1,626)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(2,433,053)	5,065,128
Accrued interest	1,311,330	3,535,643
Deferred revenue	3,050,000	920,000

Net cash used in operating activities	(3,059,608)	(3,772,675)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,368)	(174,017)
Payment of deposits	(2,170)	-

Net cash used in investing activities	(7,538)	(174,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible notes	1,020,000	2,182,432
Payments on notes and leases	-	(18,650)
Proceeds from notes payable	-	630,000
Payment for issuance costs on note payable	-	(3,660)
Proceeds from issuance of Series A-1 convertible preferred stock	2,288,000	-

Net cash provided by financing activities	3,308,000	2,790,122

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	240,854	(1,156,570)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	816,904	1,166,116

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$1,057,758	$9,546

CASH PAID FOR:
Interest	$-	$2,504
Income taxes	$514	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 12,627,425 and 59,805,820 shares of common stock in redemption of convertible debentures	$1,262,742	$5,307,226
Issuance of 41,608,113 and 38,100,654 shares of common stock in conversion of convertible debentures	$3,181,799	$5,915,442
Issuance of 24,900,000 shares of common stock in payment convertible preferred stock issuance costs	$4,731,000	$-
Issuance of 39,380,847 shares of common stock in settlement of litigation	$5,299,148	$-
Issuance of 70,503 shares of common stock to settle an anti-dilution provision feature of convertible debenture	$-	$15,581
Issuance of 1,200,000 shares of common stock upon exercise of employee stock options	$-	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009

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

Going Concern

As reflected in the accompanying financial statements, the Company has losses from operations, negative cash flows from operations, a substantial stockholders’ deficit and current liabilities exceed current assets. The Company may thus not be able to continue as a going concern and fund cash requirements for operations through the next 12 months with current cash reserves. As discussed below, the Company was able to raise additional cash during the third quarter of 2009.  Notwithstanding success in raising capital, there continues to be substantial doubt about the Company’s ability to continue as a going concern.

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

Management has taken or plans to take the following steps that it believes will be sufficient to provide the Company with the ability to continue in existence:

•
On March 30, 2009, the Company entered into a license agreement with CHA Bio & Diostech Co., Ltd . (“CHA”) under which the Company will license its retinal pigment epithelium (“RPE”) technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,100,000 during the nine months ended September 30, 2009. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea. The agreement is part of continuing cooperation and collaboration between the two companies. See Note 3.

•
On March 11, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the terms of the agreement, the Company may draw down funds from the investor through the issuance of Series A-1 redeemable convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial issuance date, and is convertible anytime into common stock at $0.75 per share. As of November 3, 2009, the Company has drawn down approximately $2,288,000 on this facility. See Note 10. On October 19, 2009, the Company entered into two letter agreements with Volation Life Sciences Capital Partners, LLC (“Volation”) (See Note 10), pursuant to which (i) the Company reduced the conversion price of its outstanding Series A-1 convertible preferred stock issued to Volation to $.10 per share resulting in 22,880,000 shares of Common Stock upon conversion, (ii) issued Volation 2,500,000 shares of its Common Stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in  non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between the Company and Volation.

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

•
On July 29, 2009, the Company entered into a consent, amendment and exchange agreement with holders of the Company’s outstanding convertible debentures and warrants, which were issued in private placements to the 2005, 2006, 2007 and 2008 debentures. The Company agreed to issue to each debenture holder in exchange for the holder’s debenture an amended and restated debenture in a principal amount equal to the principal amount of the holder’s debenture times 1.35 minus any interest paid thereon. The conversion price under the amended and restated debentures was reduced to $0.10, subject to certain customary anti-dilution adjustments. The maturity date under the amended and restated debentures was extended until December 30, 2010. The amended and restated debentures bear interest at 12% per annum. Further, the Company agreed to issue to each holder in exchange for the holder’s warrants amended and restated warrants, as well as additional warrants exercisable into 79,076,873 shares of the Company’s common stock for a total of warrants exercisable into 192,172,519 shares of common stock, both warrants containing a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. Simultaneously with the signing of this agreement, the Company and the debenture holders entered into a standstill and forbearance agreement, whereby the debenture holders agreed to forbear from exercising their rights and remedies under the original debentures and transaction documents.

•	During September 2009, the Company received $1,020,000 under its convertible promissory notes with JMJ Financial, originally executed on February 14, 2008. See Note 6.

•	See Note 16 “Subsequent Events” for additional financing procured through November 16, 2009.

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

2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation —The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC. The FASB finalized the Codification effective for periods ending on or after September 15, 2009. Prior FASB standards are no longer being issued by the FASB.

The accompanying consolidated unaudited financials statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with instructions to Form 10-Q pursuant to the rules and regulations of Securities and Exchange Act of 1934 (the “Exchange Act”) and Article 8-03 if Regulation S-X under the Exchange Act. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary (consisting of normal recurring adjustments) for a fair presentation are included herein. Operating results for the three and nine months ended September 30, 2009 are not indicative of the results that may be expected for the fiscal year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

Principles of Consolidation —The accounts of the Company and its wholly-owned subsidiary Mytogen, Inc. (“Mytogen”) are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated in consolidation.

Segment Reporting —FASB ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment. Disaggregation of the Company’s operating results is impracticable, because the Company’s research and development activities and its assets overlap, and management reviews its business as a single operating segment. Thus, discrete financial information is not available by more than one operating segment.

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

Cash and Cash Equivalents —Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of September 30, 2009 and December 31, 2008, the Company had deposits in excess of federally-insured limits totaling $589,077 and $655,074, respectively.

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

Equity Method Investment — The Company follows FASB ASC 323 “Investments-Equity Method and Joint Ventures” in accounting for its investment in the joint venture. In the event the Company’s share of the joint venture’s net losses reduces the Company’s investment to zero, the Company will discontinue applying the equity method and will not provide for additional losses unless the Company has guaranteed obligations of the joint venture or is otherwise committed to provide further financial support for the joint venture. If the joint venture subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Deferred Issuance Costs —Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 48 months.

Intangible and Long-Lived Assets — The Company follows FASB ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2009, the Company had not experienced impairment losses on its long-lived assets.

Fair Value Measurements — For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, the Company adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under FASB ASC 480, “Distinguishing Liabilities From Equity” and FASB ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

The Company’s warrant derivative liabilities are carried at fair value totaling $25,003,235 and $2,655,849, as of September 30, 2009 and December 31, 2008, respectively.  The Company’s embedded conversion option liabilities are carried at fair value totaling $17,605,348 and $1,842,976 as of September 30, 2009 and December 31, 2008, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At September 30, 2009, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	September 30, 2009
	As of	Using Fair Value Hierarchy
Derivative Liabilities	September 30, 2009	Level 1	Level 2	Level 3
Warrant derivative liabilities	$25,003,235	$-	25,003,235	-
Embedded conversion option liabilities	17,605,348	-	17,605,348	-
	$42,608,583	$-	42,608,583	-

For the three months ended September 30, 2009 and 2008, the Company recognized a gain of $36,754,306 and $3,762,539, respectively, for the changes in the valuation of the aforementioned liabilities. For the nine months ended September 30, 2009 and 2008, the Company recognized a gain (loss) of ($788,680) and $11,989,715, respectively, for the changes in the valuation of the aforementioned liabilities.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with FASB ASC 815.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” now known as ASC Topic 825-10 “Financial Instruments.” ASC Topic 825-10 permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. FASB ASC 825-10 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company adopted FASB ASC 825-10 on January 1, 2008. The Company chose not to elect the option to measure the fair value of eligible financial assets and liabilities.

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

Share-Based Compensation —Effective January 1, 2006, the Company adopted the fair value recognition provisions of FASB ASC 718 “Compensation-Stock Compensation,” using the modified-prospective transition method. Under this method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted, modified or settled after the adoption date. In accordance with FASB ASC 718, the unamortized portion of options granted prior to the adoption date is recognized into earnings after adoption. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Under FASB ASC 718, stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted during the nine months ended September 30, 2009.

Assumptions used in the Black-Scholes models are based upon the following data: (1) The expected life of the option, estimated by considering the contractual term of the option, the vesting period of the option, the employees’ expected exercise behavior and the post-vesting employee turnover rate. (2) The expected stock price volatility of the underlying shares over the expected term of the option, based upon historical share price data. (3) The risk free interest rate, based on published U.S. Treasury Department interest rates for the expected terms of the underlying options. (4) Expected dividends, based on historical dividend data and expected future dividend activity. (5) The expected forfeiture rate, based on historical forfeiture activity and assumptions regarding future forfeitures based on the composition of current grantees.

In accordance with FASB ASC 718, the benefits of tax deductions in excess of the compensation cost recognized for options exercised during the period are classified as financing cash inflows rather than operating cash inflows.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Net Loss Per Share —   Earnings per share is calculated in accordance with the FASB ASC 260-10, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At September 30, 2009 and 2008, approximately 406,476,000 and 222,302,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks —Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three and nine months ended September 30, 2009 and 2008.

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Genzyme Transgenics Corporation	13%	13%	12%	18%
Exeter Life Sciences, Inc.	12%	13%	12%	17%
Start Licensing, Inc.	10%	10%	10%	14%
Terumo Corporation	**	31%	13%	23%
International Stem Cell Corporation	15%	15%	*	*
Transition Holdings, Inc.	21%	**	19%	**
CHA Biotech Co., Ltd.	11%	**	*	**

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

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, the Company adopted this pronouncement during the second quarter of 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on the Company’s financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, the Company has updated references to GAAP in its financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact the Company’s financial position or results of operations.

3.           LICENSE REVENUE

In connection with the joint venture agreement discussed in Note 4, on December 1, 2008, the Company entered into a license agreement with CHA Bio & Diostech Co., Ltd., a leading Korean-based biotechnology company focused on the development of stem cell technologies, for the exclusive, worldwide license to the Hemangioblast Program. Under the agreement, CHA agreed to acquire the Company’s core technology for an up-front payment of $500,000 in cash. The Company received $250,000 in December 2008 and the remaining $250,000 in January 2009. The Company has recorded $7,353 and $22,059 in license fee revenue for the three and nine months ended September 30, 2009, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at September 30, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On December 18, 2008, the Company entered into a license agreement with Transition for certain of its non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. The Company received $2,000,000 during December 2008 and the remaining $1,500,000 during the nine months ended September 30, 2009. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program. The Company has recorded $51,470 and $147,058 in license fee revenue for the three and nine months ended September 30, 2009 in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at September 30, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On March 30, 2009, the Company entered into a second license agreement with CHA under which the Company will license its RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,100,000 during the second quarter of 2009. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea. The Company has recorded $16,176 and $32,353 in license fee revenue for the three and nine months ended September 30, 2009, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at September 30, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On May 13, 2009, the Company entered into a third license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. The Company received an upfront license fee of $300,000 on May 8, 2009. The Company has recorded $4,412 and $5,882 in license fee revenue for the three and nine months ended September 30, 2009, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at September 30, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

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

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company has recorded $7,353 and $22,059 in license fee revenue for the three and nine months ended September 30, 2009 in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $476,716 has been accrued in deferred revenue in the accompanying consolidated balance sheet at September 30, 2009.

FASB ASC 323 “Investments-Equity Method and Joint Ventures” requires that the difference between the cost of an investment and the amount of underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary. The Company has calculated the difference between the cost of the investment and the amount of underlying equity in net assets of the joint venture to be $196,130, based on the Company’s initial cost basis in the investment of $246,130, less its 33.3% of the initial equity in net assets of the joint venture of $50,000.  The Company will amortize the $196,130 over the term of the shorter of the equipment usage or lease term (through April 2010, or 17 months from December 1, 2008). The amortization will be applied against the value of the Company’s investment. Amortization expense for the three and nine months ending September 30, 2009 was $0 and $80,762.

The following table is a summary of key financial data for the joint venture as of and for the nine months ended September 30, 2009:

Current assets	$152,902
Noncurrent assets	$509,310
Current liabilities	$296,762
Noncurrent liabilities	$494,990
Net revenue	$20,082
Net loss	$(1,028,792)

The following table is a summary of the activity from December 31, 2008 to September 30, 2009 in the Company’s investment in the joint venture:

Balance, December 31, 2008	$225,200
Losses attributable to investment	(144,438)
Amortization of premium	(80,762)
Balance, September 30, 2009	$-

5.           AMENDED AND RESTATED CONVERTIBLE DEBENTURES

On July 29, 2009, the Company entered into a consent, amendment and exchange agreement (the “Consent and Amendment”) with holders (the “Holders”) of the Company’s outstanding convertible debentures and warrants to purchase shares of the Company’s common stock (the “Warrants”), which were issued in private placements to the 2005, 2006, 2007 and 2008 debentures.

Amendment and Forbearance to 2005, 2006, 2007 and 2008 Debentures

Pursuant to the Consent and Amendment, the Company agreed to issue to each Holder in exchange for such Holder’s Debenture an amended and restated Debenture (the “Amended and Restated Debentures”) in a principal amount equal to the principal amount of such Holder’s Debenture times 1.35 minus any interest paid thereon. The conversion price under the Amended and Restated Debentures was reduced to $0.10, subject to further adjustment as provided therein (including for stock splits, stock dividends, and certain subsequent equity sales). The maturity date under the Amended and Restated Debentures was extended until December 31, 2010. The Amended and Restated Debentures bear interest at the rate of 12% per annum, which shall accrete to, and increase the principal amount payable upon maturity. The Amended and Restated Debentures will amortize on September 25, 2009 and the first day of each month thereafter until maturity at a rate of 6.25% of the outstanding principal amount per month, valued at the lesser of the then conversion price and 90% of the average volume weighted average price for the ten prior trading days. The Company agreed to issue to each holder in exchange for the holder’s warrants and amended and restated warrants (the “Amended and Restated Warrants”), as well as additional warrants exercisable into 79,076,873 shares of the Company’s common stock for a total of warrants exercisable into 192,172,519 shares of common stock, both warrants containing a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments (including for stock splits, stock dividends, and certain subsequent equity sales). The termination date under the Amended and Restated Warrants was extended until June 30, 2014. Each Holder agreed not to convert more than 20% of such Holder’s outstanding principal amount of Amended and Restated Debenture in any month during the period from September 1, 2009 through January 31, 2010, provided, however, that this limitation will terminate if (i)(a) the volume weighted average price of the Company’s common stock for each of 5 consecutive trading days is greater than $0.15 per share, and (b) the trading volume on such days exceeds 7,500,000 shares per trading day, or (ii)(a) the volume weighted average price for any one trading day is greater than $0.20 per share and (b) the trading volume on such day exceeds 10,000,000 shares. The Company agreed to amend its articles of incorporation to increase the number of authorized shares of Common Stock (the “Amendment”). The Company agreed to increase the number of shares available for issuance under the Company’s 2005 Stock Incentive Plan to 129,000,000 shares. The Holders agreed to waive any event of default under the Debentures resulting solely from (i) any adjustment to the conversion price of the Debenture and exercise price of the Warrants that would result from the reduction of the conversion price of certain securities of the Company pursuant to the Stipulation of Settlement, dated March 11, 2009, between the Company and Alpha Capital, and (ii) any failure by the Company to reserve such number of authorized but unissued shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants.

Simultaneously with the execution of Consent and Amendment, and as a condition of the Consent and Amendment, the Company and the Holders entered into a Standstill and Forbearance Agreement (the “Forbearance Agreement”). Pursuant to the Forbearance Agreement, the Company acknowledged certain defaults that have occurred under the Debentures and documents executed in connection therewith (the “Transaction Documents”). The Holders agreed to forbear from exercising their rights and remedies under the Debentures and the Transaction Documents, and the Company provided a general release in favor of the Holders. The obligation of the Holders to forbear from exercising their rights and remedies under the Debentures and the Transaction Documents will terminate on the earliest of (i) the date, if any, on which a petition for relief under the date, if any, on which a petition for relief under the United States Bankruptcy Code or any similar state or Canadian law is filed by or against the Company or any of its subsidiaries or (ii) the date the Forbearance Agreement is otherwise terminated or expires, it being understood that the Holders holding 67% of the then outstanding principal amount of the Debentures have the right to terminate the Forbearance Agreement on 3 business days’ prior notice to the Company.

Other than as amended in the Transaction Documents, the rights and obligations of the holders and the Company with respect to the amended and restated debentures are identical in all respects to the rights and obligations of the holders and the Company with respect to the debentures and the underlying shares issued and issuable pursuant to each purchase agreement.

The original 2005, 2006, 2007 and 2008 debenture agreements entered into provides that the Company will pay certain cash amounts as liquidated damages in the event that the Company does not maintain an effective registration statement, or if the Company fails to timely execute stock trading activity. Additionally, penalties will be incurred by the Company in the event of certain default conditions.

As long as any portion of the amended and restated debentures remain outstanding, unless the holders of at least 67% in principal amount of the then outstanding debentures otherwise give prior written consent, the Company is not permitted to (a) guarantee or borrow any indebtedness, (b) enter into any liens, (c) amend its charter documents in any manner that materially and adversely affects any rights of the holders, (d) acquire more than a de minimis number of shares of its common stock equivalents other than as to conversion shares of warrant shares as permitted or required and repurchases of common stock or common stock equivalents of departing officers and directors of the Company, provided that such purchases do not exceed certain specified amounts, (e) repay any indebtedness, other than the debentures already issued on a pro-rata basis, other than regularly scheduled principal payments as such terms are in effect under this debenture, (f) pay cash dividends or distributions on any equity securities of the Company, (g) enter into any material transaction with any affiliate of the Company, unless such transaction is made on an arm’s-length basis, or (h) enter into any agreement with respect to any of the above.

The Company has considered the impact of FASB ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the change in conversion price of the 2005, 2006, 2007 and 2008 convertible debentures. FASB ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company has concluded that the issuance of the amended and restated debentures constitutes a substantial modification. During the three months ended September 30, 2009, the Company recognized a loss on extinguishment of convertible debentures of $34,679,545 representing the difference between the fair value of the amended and restated convertible debentures and the carrying value of the original 2005, 2006, 2007 and 2008 convertible debentures. The fair value of the amended and restated convertible debentures at July 29, 2009 was $18,192,813, net of debt discounts of $2,011,065 that will be amortized over the remaining life of the amended and restated convertible debentures. The following table summarizes the convertible debentures:

December 31, 2008
2005 Convertible debenture and embedded derivatives, net of discounts of $0	$85,997
2006 Convertible debenture and embedded derivatives, fair value	1,993,354
2007 Convertible debenture and embedded derivatives, fair value	7,706,344
April 2008 Convertible debenture and embedded derivatives	4,066,505
Fair value 2005, 2006, 2007 and 2008 convertible debentures	$13,852,200

Nine months ended September 30, 2009
Convertible debenture conversions	$(3,376,229)
Change in fair value of embedded derivatives through July 29, 2009	6,823,641
Adjustment to bifurcate embedded derivatives upon adoption of FASB ASC 815
on July 29, 2009	(7,629,147)
Addition to principal to Alpha Capital	110,000
Accrued default interest on 2005, 2006, 2007 and 2008 convertible debentures,
December 31, 2008	3,522,964
Additional accrual of default interest through July 29, 2009	1,227,181
Loss on extinguishment on July 29, 2009	767,778
Amortization of debt discounts	487,025

September 30, 2009 Balance, Amended and restated convertible debentures	$15,785,413

Less: current portion	(12,849,395)
Non-current portion	$2,936,018

Interest expense from amortization of debt discounts for the three and nine months ended September 30, 2009 was $487,025 and $0, respectively. Default interest expense recognized for the three and nine months ended September 30, 2009 was $181,840 and $1,227,181, respectively.

In connection with the amended and restated convertible debentures, the Company issued an additional 79,076,873 warrants to all holders. The warrants are in addition to the 113,095,646 warrants held by the holders just before the issuance of the amended and restated convertible debentures, for a total of 192,172,519 issued to the holders of the amended and restated convertible debentures. The terms of the amended and restated warrants include a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. The fair value of the 113,095,646 warrants immediately prior to the July 29, 2009 modification was estimated at $14,396,487 representing a decrease in the fair value of the liability of $9,521,469 during the three months ended September 30, 2009, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at July 29, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.50% - 1.72%, and (4) expected life of 1.09 – 3.68 years. The July 29, 2009 fair value of the 192,172,519 warrants was estimated at $29,956,246 using the Black-Scholes pricing model. The total of 192,172,519 warrants were again valued at $24,068,048 at September 30, 2009 at fair value using the Black-Scholes model, representing a decrease in the fair value of the liability of $14,397,252 during the three months ended September 30, 2009, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at September 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 2.31%, and (4) expected life of 4.75 years.

The Company has complied with the provisions of FASB ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the amended and restated convertible debentures. The fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $7,629,146 immediately prior to the July 29, 2009 modification. As of July 29, 2009, the convertible debentures were convertible at the option of the holders into a total of 101,213,921 shares, subject to anti-dilution and other customary adjustments. The decrease in fair value of $8,550,020 was recorded through the results of operations as an adjustment to fair value of derivatives during the three months ended September 30, 2009. The assumptions used in the Black-Scholes option pricing model at July 29, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.14% – 0.50%, and (4) expected life of 0.01 – 1.09 years. As of September 30, 2009, the convertible debentures were convertible at the option of the holders into a total of 173,094,530 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $16,609,866 at September 30, 2009, representing a decrease in the fair value of the liability of $19,131,327 during the three months ended September 30, 2009. The assumptions used in the Black-Scholes option pricing model at September 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.40%, and (4) expected life of 1.25 years. Additionally, $1,796,368 was recorded in loss on extinguishment of the 2008 convertible debenture during the nine months ended September 30, 2009, prior to the July 29, 2009 modification, as a result of a settlement with a debenture holder in February 2009. See Note 12.

6.           AMENDED CONVERTIBLE PROMISSORY NOTES

On August 25, 2009, the Company entered into an amendment to its convertible promissory notes with JMJ Financial, originally executed on February 14, 2008. The note has been amended as follows:

•	Note A: The original issue discount has been increased by 10%, or $60,000, such that the new principal amount is $660,000.
•	Note B: The original issue discount has been increased by 10%, or $120,000, such that the new principal amount is $1,320,000.

All other terms and conditions of the original convertible promissory note remain in full force and effect.

Terms of the Original Note

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

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, the Company issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of the Company’s common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, the Company entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which the Company granted JMJ Financial a security interest in certain of its assets securing the JMJ Note. As of September 30, 2009, the Company had drawn down and received the following amounts under Note B:

• On March 17, 2008 — $60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).
• On June 17, 2008 — $60,000 for a net purchase price of $50,000 (reflecting a 16.66% original issue discount).
• On September 8, 2009 — $316,964 for a net purchase price of $250,000 (reflecting a 21.13% original issue discount).
• On September 30, 2009 — $976,250 for a net purchase price of $770,000 (reflecting a 21.13% original issue discount).

As long as any portion of this Notes remain outstanding, unless the holders of at least 67% in principal amount of the then outstanding debentures otherwise give prior written consent, the Company is not permitted to (a) guarantee or borrow any indebtedness, (b) enter into any liens, (c) amend its charter documents in any manner that materially and adversely affects any rights of the holders, (d) acquire more than a de minimis number of shares of its common stock equivalents other than as to conversion shares of warrant shares as permitted or required and repurchases of common stock or common stock equivalents of departing officers and directors of the Company, provided that such purchases do not exceed certain specified amounts, (e) repay any indebtedness, other than the debentures already issued on a pro-rata basis, other than regularly scheduled principal payments as such terms are in effect under this debenture, (f) pay cash dividends or distributions on any equity securities of the Company, (g) enter into any material transaction with any affiliate of the Company, unless such transaction is made on an arm’s-length basis, or (h) enter into any agreement with respect to any of the above.

The Note agreement does not limit the number of shares that the Company could be required to issue. The convertible debenture is convertible at the option of the holders into a total of 10,420,077 shares of common stock at a conversion price of $0.10 per share at September 30, 2009, subject to anti-dilution and other customary adjustments.

Impact of Modification

The Company has considered the impact of FASB ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the change in conversion price of the Notes. FASB ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company has concluded that the issuance of the amendment to the February 15, 2008 convertible promissory notes constitutes a substantial modification. During the three months ended September 30, 2009, the Company recognized a gain on extinguishment of convertible debentures of $199,418 representing the difference between the fair value of the amended and restated convertible promissory notes and the carrying value of the original convertible promissory notes. The fair value of the amended convertible debentures at August 25, 2009 was $828,818, net of debt discounts of $29,968 that will be amortized over the remaining life of the amended and restated convertible debentures. The following table summarizes the convertible promissory notes:

December 31, 2008
Fair value convertible promissory notes, December 31, 2008	$1,757,470

Nine months ended September 30, 2009
Convertible promissory note conversions	$(1,068,312)
Additional procceds from convertible promissory notes	1,020,000
Change in fair value of embedded derivatives through August 15, 2009	(478,521)
Adjustment to bifurcate embedded derivatives upon adoption of FASB ASC 815
on August 15, 2009	(558,949)
Accrued default interest on convertible promissory notes, December 31, 2008	194,420
Additional accrual of default interest through August 15, 2009	84,151
Accrued convertible promissory note interest through August 15, 2009	79,720
Gain on extinguishment on August 15, 2009	(249,473)
Amortization of debt discounts	77,355

September 30, 2009 Balance, Amended convertible promissory notes	$857,861

Less: current portion	(857,861)
Non-current portion	$-

Interest expense from amortization of debt discounts for the three and nine months ended September 30, 2009 was $77,355 and $77,355, respectively. Interest expense from promissory note interest for the three and nine months ended September 30, 2009 was $25,357 and $45,663, respectively. Default interest expense recognized for the three and nine months ended September 30, 2009 was $19,884 and $84,151, respectively.

The Company has complied with the provisions of FASB ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the amended convertible promissory notes. The fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $558,949 immediately prior to the August 15, 2009 modification. As of August 15, 2009, the convertible promissory notes were convertible at the option of the holders into a total of 7,934,211 shares just prior to modification and into a total of 8,644,737 shares just after the modification, subject to anti-dilution and other customary adjustments. The decrease in fair value of $496,955 was recorded through the results of operations as an adjustment to fair value of derivatives during the three months ended September 30, 2009. The assumptions used in the Black-Scholes option pricing model at August 15, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.26%, and (4) expected life of 0.48 years. As of September 30, 2009, the convertible promissory notes were convertible at the option of the holders into a total of 10,420,077 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $669,529 at September 30, 2009, representing a decrease in the fair value of the liability of $436,430 during the three months ended September 30, 2009. The assumptions used in the Black-Scholes option pricing model at September 30, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.18%, and (4) expected life of 0.38 years.

During the three months ended September 30, 2009, the Company converted the entire $732,000 of Note A into 8,061,264 shares of its common stock, and $336,312 of Note B into 3,553,600 shares of its common stock.

7.                               WARRANT DERIVATIVE LIABILITIES

The following tables summarize the components of the warrant derivative liabilities at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
Warrants - 2005 debenture	$3,210,163	$29,322
Warrants - 2006 debenture	4,920,310	274,593
Warrants - 2007 debenture	12,026,820	737,745
Warrants - 2008 debenture	3,910,760	822,043
Other warrant derivatives	935,182	792,146
	$25,003,235	$2,655,849

8.                               EMBEDDED CONVERSION OPTION LIABILITIES

The following tables summarize the components of the embedded conversion option liabilities at September 30, 2009 and December 31, 2008.

	September 30,	December 31,
	2009	2008
Amended and restated 2005 debenture	$126,090	$-
Amended and restated 2006 debenture	2,430,531	-
Amended and restated 2007 debenture	8,505,258	-
Amended and restated 2008 debenture	5,547,987	-
Amended and restated 2008 convertible promissory note	669,529	-
Series A-1 convertible preferred stock	325,953	-
	$17,605,348	$-

9.                                    CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITIES

The following table summarizes by category of derivative liability the increase (decrease) in fair value from market changes during the three months ended September 30, 2009 and 2008.

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008
Embedded conversion option liability – 2005 debenture	$(86,036)	$1,030
Embedded conversion option liability – 2006 debenture	(1,972,378)	68,832
Embedded conversion option liability – 2007 debenture	(10,730,207)	(168,902)
Embedded conversion option liability – 2008 convertible promissory note	(436,430)	119,913
Embedded conversion option liability – 2008 debenture	(6,342,706)	220,290
Embedded conversion option liability – Series A-1 convertible preferred stock	(295,670)	-
Original warrants 2005 debenture, excluding replacement warrants	(956,796)	(59,919)
2005 debenture - replacement warrants	(497,679)	(379,198)
Warrants – 2006 debenture	(1,603,254)	(600,929)
Warrants – 2007 debenture	(6,485,510)	(1,497,367)
Warrants – 2008 debenture	(3,698,252)	(991,988)
Other warrant derivatives	(3,649,387)	(474,301)

	$(36,754,306)	$(3,762,539)

The following table summarizes by category of derivative liability the increase (decrease) in fair value from market changes during the nine months ended September 30, 2009 and 2008.

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008
Embedded conversion option liability – 2005 debenture	$(36,214)	$(167,827)
Embedded conversion option liability – 2006 debenture	(1,145,667)	(626,959)
Embedded conversion option liability – 2007 debenture	(1,651,491)	1,132,374
Embedded conversion option liability – 2008 convertible promissory note	(417,996)	(138,719)
Embedded conversion option liability – 2008 debenture	(2,720,663)	79,185
Embedded conversion option liability – Series A-1 convertible preferred stock	(26,916)	-
Original warrants 2005 debenture, excluding replacement warrants	(588,763)	(215,933)
2005 debenture - replacement warrants	1,930,125	(1,336,716)
Warrants – 2006 debenture	2,070,038	(2,079,265)
Warrants – 2007 debenture	1,146,755	(4,784,154)
Warrants – 2008 debenture	2,878,442	(1,808,220)
Other warrant derivatives	(648,969)	(2,044,021)

	$788,680	$(11,989,715)

10.           SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

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

Conversion Rights

Any shares of Series A-1 redeemable convertible preferred stock may, at the option of the holder, be converted at any time into shares of common stock. The conversion price for the preferred stock is equal to $0.75 per share of common stock. The Company must keep available out of its authorized but unissued shares of common stock, such number of shares sufficient to effect a conversion of all then outstanding shares of the Series A-1 redeemable convertible preferred stock. If at any time the number of authorized but unissued shares of common stock is not sufficient to effect a conversion of all then outstanding shares of the Series A-1 redeemable convertible preferred stock, the Company must take necessary action to increase its authorized but unissued shares of common stock to such number of shares as is sufficient for conversion.

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

Termination and Liquidation Rights

The Company may terminate this agreement and its right to initiate future draw-downs by providing 30 days advanced written notice to the investor. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Corporation, before any distribution or payment shall be made to the holders of any other equity securities of the Company by reason of their ownership thereof, the holders of the Series A-1 redeemable convertible preferred stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series A-1 redeemable convertible preferred stock equal to $10,000, plus any accrued by unpaid dividends. If, upon dissolution or winding up of the Company, the assets of the Company shall be insufficient to make payment in full to all holders, then such assets shall be distributed among the holders at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. During the nine months ended September 30, 2009, the Company drew down $2,288,000 on this credit facility.

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

The outstanding balance at September 30, 2009 of $2,288,000 is convertible into 3,050,667 shares of the Company’s common stock. The Company values the conversion option initially when each draw takes place. The following table summarizes the assumptions used in the Black-Scholes model to value the conversion option associated with each draw, along with the fair value of the embedded conversion option.

		Black-Scholes Assumptions
		at Draw Date

Draw	Draw	Dividend	Expected	Risk-Free	Expected	Fair
Amount	Date	Yield	Volatility	Rate	Life (Yrs)	Value
$1,100,000	4/6/2009	0%	190%	1.90%	4.00	$139,985
87,000	4/28/2009	0%	190%	1.83%	3.94	9,951
105,000	5/1/2009	0%	190%	2.03%	3.93	12,007
81,036	5/19/2009	0%	190%	2.12%	3.88	12,204
162,624	6/9/2009	0%	190%	2.86%	3.83	28,428
131,644	6/15/2009	0%	190%	2.75%	3.81	26,237
67,457	6/26/2009	0%	190%	2.53%	3.78	20,145
75,000	6/29/2009	0%	190%	2.53%	3.77	22,386
54,811	7/23/2009	0%	185%	2.60%	3.71	10,658
34,224	7/23/2009	0%	185%	2.60%	3.71	6,655
54,340	7/23/2009	0%	185%	2.60%	3.71	10,566
40,755	7/24/2009	0%	185%	2.57%	3.70	7,424
25,000	8/3/2009	0%	185%	2.66%	3.68	4,544
75,000	8/5/2009	0%	185%	2.73%	3.67	11,806
75,000	8/14/2009	0%	185%	2.73%	3.65	12,686
119,109	8/28/2009	0%	185%	2.46%	3.61	17,186
$2,288,000						$352,869

The embedded conversion option was again valued at $325,953 at September 30, 2009 at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $295,670 and $26,916 for the three and nine months ended September 30, 2009, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model to value the embedded conversion option at September 30, 2009 were as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 1.45%, and (4) expected life of 3.52 years.

The following table summarizes the Series A-1 redeemable convertible preferred stock and embedded derivative outstanding at September 30, 2009 and at initial draw dates:

	September 30,	Inception	Increase
	2009	Dates*	(Decrease)
Principal due	$2,288,000	$2,288,000	$-
Accrued dividend	84,209	-	84,209
Debt discount	(321,738)	(352,869)	31,131
	2,050,471	1,935,131	115,340

Less current portion	-	-	-

Non-current portion	$2,050,471	$1,935,131	$115,340

Aggregate liquidation value**	2,372,209	$2,288,000	$199,549

*Represents the sum of values from various draw dates on the Series A-1 redeemable convertible preferred stock facility.
** Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $52,861 and $84,209 for the three and nine months ended September 30, 2009, respectively.

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

The Company also incurred a non-refundable commitment fee to the holder of this convertible preferred stock facility in the amount of $250,000. The fee is payable by the Company in either (a) cash, or (b) common stock. If paid in common stock, the Company will issue a number of shares valued at 97% of the volume-weighted average price of its common stock for the five trading days immediately preceding the effective date of the facility, or March 3, 2009. Based on this, the Company would be required to issue approximately 2,152,000 shares of the Company’s common stock. Beginning on the date of the first draw-down on April 6, 2009 (the loan maturity date is 4 years after the initial draw-down), each quarter the Company amortizes the deferred issuance costs ratably over the term of the Series A-1 redeemable convertible preferred stock facility.

Interest expense from amortization of the debt discount and deferred issuance costs for the three and nine months ended September 30, 2009 was $334,560 and $634,580, respectively.

11.           WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, December 31, 2008	129,397,951	$0.26	3.23	$-
Granted	79,076,872	-
Exercised	-	-
Forfeited	(3,049,258)	$1.35
Outstanding, September 30, 2009	205,425,565	$0.14	4.56	5,765

Vested and expected to vest at September 30, 2009	205,425,565	$0.14	4.56	5,765

Exercisable, September 30, 2009	205,425,565	$0.14	4.56	5,765

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at September 30, 2009:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.10	192,172,518	4.75	$0.10	192,172,518	$0.10
0.34	3,720,588	1.01	0.34	3,720,588	0.34
0.38 - 0.40	3,080,636	4.19	0.39	3,080,636	0.39
0.85 - 0.96	5,734,831	1.21	0.95	5,734,831	0.95
2.20	72,917	1.88	2.20	72,917	2.20
2.48 - 2.54	644,075	0.81	2.54	644,075	2.54
	205,425,565			205,425,565

12.                             STOCKHOLDERS’ EQUITY TRANSACTIONS

On September 10, 2009, upon approval by a vote of the Company’s stockholders, the Company increased its authorized shares of common stock, par value $0.001 from 500,000,000 to 1,750,000,000 shares, effective immediately.

The Company is authorized to issue two classes of capital stock, to be designated, respectively, preferred stock and common stock. The total number of shares of Series A-1 redeemable convertible preferred stock the Company is authorized to issue is 50,000,000, par value $0.001 per share. The total number of shares of common stock the Company is authorized to issue is 1,750,000,000, par value $0.001 per share. The Company had 229 shares of Series A-1 redeemable convertible preferred Stock outstanding as of September 30, 2009 and 547,964,766 shares of common stock outstanding as of September 30, 2009.

Between September 29, 2008 and January 20, 2009, the Company was ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of its common stock. In aggregate, through September 30, 2009, the Company settled $1,108,673 in accounts payable through the issuance of 260,116,283 shares of its common stock. During the nine months ended September 30, 2009, the Company settled $505,199 in accounts payable through the issuance of 39,380,847 shares of its common stock. The Company recorded a loss on settlement of $4,793,949 in its accompanying statement of operations for the nine months ended September 30, 2009. The losses were calculated as the difference between the amount of accounts payable relieved and the value of the shares (based on the closing share price on the settlement date) that were issued to relieve the accounts payable.

On March 5, 2009, the Company settled a lawsuit originally brought by an investor in January 2009, who is an investor in the 2007 and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. As a result of the lawsuit, the Company was required by court order to reduce the conversion price on convertible debentures held by this investor to $0.02 per share, effective immediately, so long as the Company has a sufficient number of authorized shares to honor the request for conversion. During the nine months ended September 30, 2009, the Company issued 4,847,050 shares of its common stock to this investor in conversion of approximately $97,000 of its 2006 debenture at $0.02 per share, and 1,252,950 shares of its common stock to this investor in conversion of approximately $25,000 of its 2007 debenture at $0.02 per share. The Company has considered the impact of FASB ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the change in conversion price of the 2007 and 2008 convertible debentures. FASB ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company calculated the fair value of the conversion option for the 2007 and April 2008 debentures immediately prior to and after the change in the conversion price, and evaluated the impact of the change in conversion price. The Company has concluded that the change in conversion price for this investor constitutes a substantial modification in the terms of the 2007 and 2008 debenture agreements. Based on the Company’s evaluation, the below table summarizes the impact relative to the debentures’ face value on March 5, 2009.

		Debenture
Impact on Debentures	Change	Face Value	% Change
2007 Debenture	$1,319,354	$6,739,214	20%
April 2008 Debenture	$477,014	$4,038,880	12%
	1,796,368	$10,778,094

The change in fair value of the conversion option on the 2007 debenture was $1,319,354, or a 20% change relative to the face value of the debenture. The change in fair value of the conversion option on the April 2008 debenture was $477,014, or a 12% change relative to the face value of the debenture. The Company recorded a loss on extinguishment of debentures in the amount of $1,796,368 during the nine months ended September 30, 2009 as a result of this modification, representing the difference between the fair value of the new debt and the carrying value of the original debt.

On June 30, 2009, Alpha Capital submitted a conversion notice in the principal amount of $150,000 into 7,500,000 shares of common stock at $0.02 per share. At that time, the Company did not have sufficient authorized shares to satisfy this conversion notice. On July 6, 2009, by means of a settlement between the 2 parties, the Company agreed to deliver the 7,500,000 shares of its common stock no later than September 25, 2009.  The Company delivered the 7,500,000 shares on September 25, 2009. Further, the Company agreed to provide Alpha Capital with an additional $110,000 principal, which is to be upon the same terms and conditions as the original April 2008 debenture. Accordingly, the Company recognized a loss on settlement in the amount of $110,000 during the three months ended September 30, 2009 for the amount of principal that was added to the April 2008 convertible debenture. Additionally, the Company recognized interest expense in the amount of $1,210,021, representing the fair value of the conversion option of the $110,000 on July 6, 2009. The full amount of $1,210,021 was recognized in interest expense as a result of the debenture’s default at the time.

13.                             STOCK-BASED COMPENSATION

Stock Plans

On August 12, 2004, ACT’s Board of Directors approved the establishment of the 2004 Stock Option Plan (the “2004 Stock Plan”). Stockholder approval was received on December 13, 2004. The total number of common shares available for grant and issuance under the plan may not exceed 2,800,000 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At September 30, 2009, the Company had 820,000 common share purchase options outstanding under the plan. At September 30, 2009, there were 370,000 options available for grant under this plan.

On December 13, 2004, ACT’s Board of Directors and stockholders approved the establishment of the 2004 Stock Option Plan II (the “2004 Stock Plan II”). The total number of common shares available for grant and issuance under the plan may not exceed 1,301,161 shares, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. At September 30, 2009, ACT had granted 1,301,161 common share purchase options under the plan. At September 30, 2009, no options were available for grant under this plan.

On January 31, 2005, the Company’s Board of Directors approved the establishment of the 2005 Stock Incentive Plan (the “2005 Plan”) for its employees, subject to approval of our shareholders. Under the original 2005 Plan, the total number of common shares available for grant and issuance under the plan could not exceed 9 million shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2006 equal to 5% of the number of shares of our common stock outstanding on the last day of the immediately preceding fiscal year, subject to adjustment in the event of certain recapitalizations, reorganizations and similar transactions. On January 24, 2008, the Company’s shareholders approved an increase of 25,000,000 shares to the 2005 Plan. Common stock purchase options may be exercisable by the payment of cash or by other means as authorized by the Board of Directors or a committee established by the Board of Directors. On September 10, 2009, upon approval by a vote of the Company’s stockholders, the Company increased the number of shares of common stock issuable under the 2005 Plan to a total of 145,837,250 shares, issuable as options or shares of common stock. At September 30, 2009, 12,364,419 common stock purchase options were outstanding and the Company issued 1,497,263 shares of common stock under the plan. At September 30, 2009, there were 133,456,831 shares of common stock available for issuance under this plan.

Stock Option Activity

A summary of option activity for the nine months ended September 30, 2009 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)

Outstanding, January 1, 2009	14,485,580	$0.55	7.25	$-
Granted	-	-
Exercised	-	-
Forfeited	-	-

Outstanding, September 30, 2009	14,485,580	$0.55	6.50	$66

Vested and expected to vest at September 30, 2009	14,066,932	0.56	6.44	66

Exercisable, September 30, 2009	11,265,207	0.64	5.97	66

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested employee stock options as of September 30, 2009 and changes during the period then ended, is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested at January 1, 2009	4,769,159	$0.23
Granted	-	-
Vested	(1,548,786)	0.27
Forfeited	-	-
Unvested at September 30, 2009	3,220,373	$0.21

As of September 30, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $586,000, which is expected to be recognized over a weighted average period of approximately 8.35 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2009.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	820,000	4.87	$0.05	820,000	$0.05
0.21	6,007,403	8.12	0.21	2,794,946	0.21
0.25	1,301,161	5.25	0.25	1,301,161	0.25
0.85	5,604,099	5.34	0.85	5,596,600	0.85
1.35	150,000	6.56	1.35	150,000	1.35
2.04 - 2.11	165,000	6.25	2.07	164,583	2.07
2.20 - 2.48	437,917	5.93	2.27	437,917	2.27
	14,485,580			11,265,207

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

Year 1	$156,800
Total	$156,800

Rent expense recorded in the financial statements for the three months ended September 30, 2009 and 2008 was approximately $99,000 and $103,000, respectively. Rent expense recorded in the financial statements for the nine months ended September 30, 2009 and 2008 was approximately $397,000 and $825,000, respectively.

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

The Company and its subsidiary Mytogen, Inc. are currently defending themselves against a civil action brought in Suffolk Superior Court, No. 09-442-B, by their former landlord at 79/96 Thirteenth Street, Charlestown, Massachusetts, a property vacated by us and Mytogen effective May 31, 2008. In that action, Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”) is alleging that it has been unable to relet the premises and therefore seeking rent for the vacated premises since September 2008.  Alexandria is also seeking certain clean-up and storage expenses.  The Company is defending against the suit, claiming that ARE had breached the covenant of quiet enjoyment as of when Mytogen vacated, and that had ARE used reasonable diligence in its efforts to secure a new tenant, it would have been more successful.  No trial date has been set. No conclusions have been reached as to the potential exposure to the Company or whether the Company has a liability.

The Company has been named as a third party defendant in this action, filed September 16, 2009, in which the plaintiff alleges that Alexandria Real Estate (“Alexandria”) improperly charged a trustee holding approximately $146,000 of funds in a Company account that Bristol claimed as collateral. Alexandria brought a third party complaint against the Company for indemnification. No conclusions have been reached as to the potential exposure to the Company or whether the Company has a liability.

On March 9, 2009, plaintiffs filed a complaint and summons in the Supreme Court of the State of New York, County of New York against the Company and its subsidiary Mytogen, Inc. Plaintiffs’ complaint alleges, among other things, that the Company has breached the terms of certain contracts with plaintiffs; namely, convertible debentures and a consulting agreement. Plaintiffs seek preliminary and permanent injunctive relief directing the Company to deliver to plaintiff Bristol Investment Fund, Ltd. (“Bristol”) 2.5 million shares of its common stock, declaring a conversion price of $0.02 for the convertible debentures held by plaintiffs, and directing the Company to honor plaintiff’s future conversion requests. Plaintiffs also seek compensatory damages in an amount to be determined at trial, but alleged in the complaint to exceed $1.5 million. On May 1, 2009, the Company filed an answer to plaintiffs’ complaint. On May 13, 2009, the Company filed a motion to stay the action and to compel arbitration of all claims by Bristol. The court has not yet ruled on the Company’s motion to stay the action and to compel arbitration. On or about September 16, 2009, plaintiffs filed an order to show cause, seeking the issuance of a preliminary injunction directing the Company to deliver to Bristol 2.5 shares of its common stock pursuant to a convertible debenture and 47.4 million shares of its common stock  pursuant to common stock purchase warrants, declaring a conversion price of $0.02 for the convertible debenture held by plaintiffs, and enjoining or restraining the Company from issuing shares of its common stock to any entity other than plaintiffs or the other holders of convertible debentures. On September 25, 2009, the Company submitted its response in opposition to plaintiffs’ motion and moved by cross-motion for dismissal of the complaint, based on the terms of the consent, waiver, amendment and exchange agreement entered into between the Company and the holders of over 95% of the outstanding principal amount of the Amended and Restated Debentures. The court has not yet ruled on the respective motions. The Company intends to continue to contest the case vigorously. Management believes the Company will prevail, and accordingly, the Company did not recognize a liability in its accompanying consolidated balance sheet at September 30, 2009.

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

15.                             INCOME TAXES

The Company adopted the provisions of FASB ASC 740. FASB ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FASB ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Due to the fact that the Company has substantial net operating loss carryforwards, adoption of FASB ASC 740 had no impact on the Company’s beginning retained earnings, balance sheets, or statements of operations.

The Company files income tax returns in the U.S. federal jurisdiction, and various states and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2001.

The Company recognizes accrued interest and penalties on unrecognized tax benefits in income tax expense. The Company did not have any unrecognized tax benefits as of September 30, 2009 and 2008. As a result, the Company did not recognize interest expense, and additionally, did not record any penalties during the three and nine months ended September 30, 2009 and 2008. The Company does not expect that the amounts of unrecognized tax benefits will change significantly within the next 12 months.

16.                            SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the time of filing these financial statements with the SEC on November 16, 2009.

On  October 19, 2009, the Company entered into two letter agreements with Volation Life Sciences Capital Partners, LLC (“Volation”) (See Note 10), pursuant to which (i) the Company reduced the conversion price of its outstanding Series A-1 convertible preferred stock issued to Volation to $.10 per share resulting in 22,880,000 shares of Common Stock upon conversion, (ii) issued Volation 2,500,000 shares of its Common Stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in  non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between the Company and Volation.

In connection with an amendment to an agreement between the Company and JMJ Financial (See Note 6), on October 1, 2009, the Company borrowed $1,000,000 and issued a convertible promissory note for $1,200,000.  The Company shall pay a one-time interest payment of 10% of the principal of the promissory note which is due on the maturity date of the promissory note, which is October 1, 2012.   The promissory note is convertible into shares of the Company’s common stock at a conversion price of the lesser of (i) $.25 per share or (ii) eighty percent of the average of the three lowest trade prices in the 20 trading days prior to the conversion.

In connection with an amendment to an agreement between the Company and JMJ Financial (See Note 6), on October 1, 2009, the Company borrowed $1,000,000 and issued a secured & collateralized promissory note. The Company shall pay a one-time interest payment of 12% of the principal of the promissory note which is due on the maturity date of the promissory note, which is October 1, 2012.   The promissory note is secured by $1,000,000 of a money market fund or other assets of the Company.

On November 2, 2009 (“Effective Date”), the Company entered into a preferred stock purchase agreement with Optimus Life Sciences Capital Partners, LLC (“Investor”). Pursuant to the purchase agreement:

•
The Company agreed to sell, and the Investor agreed to purchase, in one or more purchases from time to time (“Tranches”) in the Company’s sole discretion (subject to the conditions set forth therein), (i) up to 1,000 shares of Series B preferred stock (the “Preferred Shares”) at a purchase price of $10,000 per share, for an aggregate purchase price of up to $10,000,000, and (ii) five-year warrants to purchase shares of the Company’s common stock  with an aggregate exercise price equal to 135% of the purchase price paid by the Investor, at an exercise price per share equal to the closing bid price of the Company’s common stock on the date the Company provides notice of such Tranche. The Warrants will be issued in replacement of a five-year warrant to purchase 119,469,027 shares of common stock with an exercise price per share of $0.113 the Company issued on the Effective Date.

•
the Company agreed to pay to the Investor a commitment fee of $500,000, at the earlier of the closing of the first Tranche or the six month anniversary of the effective date, payable at the Company’s election in cash or common stock valued at 90% of the volume weighted average price of the Company’s common stock on the five trading days preceding the payment date.

•
the Company agreed to use its best efforts to file within 60 days of the effective date, and cause to become effective as soon as possible thereafter, a registration statement with the Securities and Exchange Commission for the resale of all shares of common stock issuable pursuant to the purchase agreement, including the shares of common stock underlying the Warrants, and shares issuable in payment of the commitment fee.

•
On November 3, 2009, the Company filed a certificate of designations for the Series B preferred stock (the “Certificate of Designations”). Pursuant to the Certificate of Designations, the preferred shares shall, with respect to dividend, rights upon liquidation, winding-up or dissolution, rank: (i) senior to the Company’s common stock, and any other class or series of preferred stock of the Company, except Series A-1 Convertible Preferred Stock which shall rank senior in right of liquidation and pari passu with respect to dividends; and (ii) junior to all existing and future indebtedness of the Company. In addition, the preferred shares (a) shall accrue dividends at  a rate of 10% per annum, payable in preferred shares, (ii) shall  not have voting rights, and (iii) may be redeemed at the Company’s option, commencing 4 years from the issuance date at a price per share of (a)  $10,000 per share plus accrued but unpaid dividends (the “Series B Liquidation Value”), or, at a price per share of : (x) 127% of the Series B Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series B Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series B Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.

On November 12, 2009, the Company entered into a subscription agreement (the “Subscription Agreement”) with the subscribers identified on the signature pages thereto (the “Subscribers”). Pursuant to the Subscription Agreement, the Company agreed to sell, and the Subscribers agreed to purchase, subject to the terms and conditions therein, original issue discount promissory notes in the principal amount of a minimum of $2,400,000, for a purchase price of a minimum of $2,000,000 (the “Notes”). The Notes will be convertible into shares of the Company’s common stock at a conversion price of $0.10. Pursuant to the Subscription Agreement, the Company also agreed to issue (i) one-and-one third Class A warrants (“Class A Warrants”) for each two shares of common stock underlying the Notes, to purchase shares of the Company’s common stock with a term of five years and an exercise price of $0.108, (ii) additional investment rights, exercisable until 9 months after the initial closing date of the Subscription Agreement (“Additional Investment Rights”), to purchase (a) original issue discount promissory notes (“AIR Notes”), with the same terms as the Notes, in the principal amount of up to the principal amount of the Notes to be purchased by the Subscribers, for a purchase price of up to the purchase price paid by the Subscribers for the Notes, with a conversion price of $0.10, and (b) one-and-one third Class B warrants (“Class B Warrants”) for each two shares of common stock underlying the AIR Notes, to purchase shares of the Company’s common stock with a term of five years and an exercise price of $0.108.

The Company will be required to redeem the Notes monthly commencing in May 2010, in the amount of 14.28% of the initial principal amount of the Notes, in cash or common stock at the Company’s option (subject to the conditions set forth in the Notes), until the Notes are paid in full.

The initial closing under the Subscription Agreement occurred on November 12, 2009, pursuant to which, the Company sold Notes in the principal amount of $1,662,000 for a purchase price of $1,385,000. In addition, on November 13, 2009, the Company sold Notes in the principal amount of $441,000 for a purchase price of $367,500 (including $67,500 paid for by forgiveness of legal fees owed to a subscriber). The closing that occurred on November 13, 2009 was deemed part of the initial closing, such that, pursuant to the initial closing under the Subscription Agreement, the Company sold Notes in the aggregate principal amount of $2,103,000 for an aggregate purchase price of $1,752,500. Pursuant to the initial closing under the Subscription Agreement, the Company also issued an aggregate of (i) 14,020,000 Class A Warrants, and (ii) Additional Investment Rights for the purchase of up to (a) $4,206,000 principal amount of AIR Notes for a purchase price of up to $3,505,000 and (b) 28,040,000 Class B Warrants.

The Subscribers also agreed to purchase, subject to customary conditions, additional Notes in the principal amount of $2,103,000, for a purchase price of $1,720,000, in a second closing to occur within 90 days of the initial closing.

Immediately after the initial closing under the Subscription Agreement, the Company had 613,885,468 shares of common stock issued and outstanding.

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

On January 1, 2008, we adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Management analyzes all financial instruments with features of both liabilities and equity under FASB ASC 480, “Distinguishing Liabilities From Equity” and FASB ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

Stock Based Compensation— Effective January 1, 2006, we adopted the fair value recognition provisions of FASB ASC 718 “Compensation-Stock Compensation,” using the modified-prospective transition method. Under this method, stock-based compensation expense is recognized in the consolidated financial statements for stock options granted, modified or settled after the adoption date. In accordance with FAS 123(R), the unamortized portion of options granted prior to the adoption date is recognized into earnings after adoption. Results for prior periods have not been restated, as provided for under the modified-prospective method.

Under FASB ASC 718, stock-based compensation expense recognized is based on the value of the portion of share-based payment awards that are ultimately expected to vest during the period. Based on this, our stock-based compensation is reduced for estimated forfeitures at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”) codified in FASB ASC 855-10-05, which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC 855-10-05 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. FASB ASC 855-10-05 is effective for interim and annual periods ending after June 15, 2009, and accordingly, management adopted this pronouncement during the second quarter of 2009. FASB ASC 855-10-05 requires that public entities evaluate subsequent events through the date that the financial statements are issued. Management has evaluated subsequent events through the time of filing these financial statements with the SEC on November 16, 2009.

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”), codified as FASB ASC 860, which requires entities to provide more information regarding sales of securitized financial assets and similar transactions, particularly if the entity has continuing exposure to the risks related to transferred financial assets. FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets and requires additional disclosures. FASB ASC 860 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 860 did not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), codified as FASB ASC 810-10, which modifies how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. FASB ASC 810-10 clarifies that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. FASB ASC 810-10 requires an ongoing reassessment of whether a company is the primary beneficiary of a variable interest entity. FASB ASC 810-10 also requires additional disclosures about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. FASB ASC 810-10 is effective for fiscal years beginning after November 15, 2009. The adoption of FASB ASC 810-10 did not have an impact on our financial condition, results of operations or cash flows.

In June 2009, the FASB issued FASB ASC 105, Generally Accepted Accounting Principles, which establishes the FASB Accounting Standards Codification as the sole source of authoritative generally accepted accounting principles. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our financial statements issued for the period ended September 30, 2009. The adoption of FASB ASC 105 did not impact our financial position or results of operations.

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2009 and 2008

	Three months ended September 30,		Three months ended September 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
REVENUE	$248,141	100.0%	$242,195	100.0%

COST OF REVENUE	108,049	43.5%	95,180	39.3%

GROSS PROFIT	140,092	56.5%	147,015	60.7%

RESEARCH AND DEVELOPMENT EXPENSES AND GRANT REIMBURSEMENTS	700,818	282.4%	1,434,896	592.5%

GENERAL AND ADMINSTRATIVE EXPENSES	453,561	182.8%	594,663	245.5%

LOSS ON SETTLEMENT OF LITIGATION	110,000	44.3%	740,849	305.9%

OTHER INCOME (EXPENSE)	(79,987)	-32.2%	(9,978,249)	-4119.9%

NET LOSS	$(1,204,274)	-485.3%	$(12,601,642)	-5203.1%

Revenue

Revenue for the three months ended September 30, 2009 and 2008 was $248,141 and $242,195, respectively, which represents an increase of $5,946.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The increase in revenue during the three months ended September 30, 2009, was due to more new licenses being granted during the year as compared to the three months ended September 30, 2008.

Of the revenue recognized during the three months ended September 30, 2009, we recognized $51,470 in license fee revenue from Transition Holdings, Inc. On December 18, 2008, we entered into a license agreement with Transition for certain of our non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for a total of $3.5 million in cash. We are recognizing revenue from this agreement over its 17-year patent useful life.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the three months ended September 30, 2009 and 2008 were $700,818 and $1,434,896, respectively, a decrease of $734,078.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  The decline in R&D expenditures during the three months ended September 30, 2009 as compared to the same period in 2008 is primarily due to the fact that we have exercised efforts to reduce our operating expenditures.

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

Grant reimbursements for the three months ended September 30, 2009 and 2008 were $0 and $0, respectively.  The Company did not receive any grant reimbursements during the three months ended September 30, 2009 or 2008.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2009 and 2008 were $453,561 and $594,663, respectively, a decrease of $141,102.  This expense decrease was primarily a result of management’s efforts to reduce costs and streamline operations during the three months ended September 30, 2009 so that we could move closer to achieving profitability. General and administrative expenses should continue to slightly decrease over the short term as we continue to streamline our operations and reduce our costs until we are able to expand.

Loss on Settlement

Loss on settlement for the three months ended September 30, 2009 and 2008 was $110,000 and $740,849, respectively. On July 6, 2009, we settled a lawsuit with an investor whereby we agreed to provide the investor with an additional $110,000 principal, which is to be upon the same terms and conditions as the original April 2008 debenture. Accordingly, we recognized a loss on settlement in the amount of $110,000 during the three months ended September 30, 2009 for the amount of principal that was added to the April 2008 convertible debenture.

In September 2008, we were ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable in the amount of $82,317 due to CEOCast, Inc. for past due investor relations services. On September 29, 2008, the Company settled this account by issuing 16,463,302 shares of its common stock. The Company recorded a loss on settlement of $740,849 in its accompanying statements of operations for the three months ended September 30, 2008.

Other Income (Loss)

Other income (loss) for the three months ended September 30, 2009 and 2008 were ($79,987) and ($9,978,249), respectively, which represents an increase of $9,898,262 in income. The change in other income (loss) in the three months ended September 30, 2009, compared to that of the earlier period, relates primarily to adjustments to loss on extinguishment of convertible debentures and note, change in fair value of derivatives related to the debt financings, default interest charges on all debt, and amortization of debt issuance costs and debt discounts.

On July 29, 2009, we entered into a consent, amendment and exchange agreement with holders of our outstanding convertible debentures and warrants, which were issued in private placements in 2005, 2006, 2007 and 2008. We agreed to issue to each debenture holder in exchange for the holder’s debenture an amended and restated debenture in a principal amount equal to the principal amount of the holder’s debenture times 1.35 minus any interest paid thereon. The conversion price under the amended and restated debentures was reduced to $0.10, subject to certain customary anti-dilution adjustments. The maturity date under the amended and restated debentures was extended until December 30, 2010. The amended and restated debentures bear interest at 12% per annum. Further, we agreed to issue to each holder in exchange for the holder’s warrants amended and restated warrants, as well as additional warrants exercisable into 79,076,873 shares of our common stock for a total of warrants exercisable into 192,172,519 shares of common stock, both warrants containing a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. Simultaneously with the signing of this agreement, we and the debenture holders entered into a standstill and forbearance agreement, whereby the debenture holders agreed to forbear from exercising their rights and remedies under the original debentures and transaction documents. During the three months ended September 30, 2009, we recognized a loss on extinguishment of convertible debentures of $34,679,545 representing the difference between the fair value of the amended and restated convertible debentures and the carrying value of the original 2005, 2006, 2007 and 2008 convertible debentures.

On August 25, 2009, we entered into an amendment to our convertible promissory notes with JMJ Financial, originally executed on February 14, 2008. The note has been amended as follows:

•	Note A: The original issue discount has been increased by 10%, or $60,000, such that the new principal amount is $660,000.
•	Note B: The original issue discount has been increased by 10%, or $120,000, such that the new principal amount is $1,320,000.

All other terms and conditions of the original convertible promissory note remain in full force and effect. During the three months ended September 30, 2009, we recognized a gain on extinguishment of convertible debentures of $199,418 representing the difference between the fair value of the amended and restated convertible promissory notes and the carrying value of the original convertible promissory notes.

Interest income was $371 and $70 during the three months ended September 30, 2009 and 2008, respectively. Interest income was lower in the three months ended September 30, 2009 than in the three months ended September 30, 2008 due to the lower cash balances held in interest-bearing deposits during the periods. Interest expense was $2,354,537 and $13,740,858 for the three months ended September 30, 2009 and 2008, respectively, which represents a decrease of $11,386,321. The decrease in interest expense in the three months ended September 30, 2009, compared to the earlier period primarily to amortization of debt discounts and deferred financing costs being recorded during 2008 for all debentures until their default on August 6, 2008. Therefore, no additional interest expense arose in 2009 from this amortization until after the aforementioned debenture and promissory note modifications. Interest expense during the three months ended September 30, 2009 relates to debenture default interest through the dates of debenture and promissory note modifications in the amount of $201,724, and $2,152,813 in amortization of debt discounts and deferred debt issuance costs.

The gain on the fair value of derivatives was $36,754,306 and $3,762,539, for the three months ended September 30, 2009 and 2008, respectively.  The change in our share price contributed most significantly to the change on the fair value of derivatives during the three months ended September 30, 2009. In periods when the share price increases, the derivative securities become more attractive to exercise or in-the-money, and therefore the value of the derivative liabilities increases. The opposite is true when the share price decreases.

Net Loss

Net loss for the three months ended September 30, 2009 and 2008 was $1,204,274 and $12,601,642, respectively. The change in loss in each period is the result of changes to the fair value of derivatives and interest charges related to convertible debentures, and during the three months ended September 30, 2009 is offset by the loss on extinguishment of convertible debentures and note.

Comparison of Nine Months Ended September 30, 2009 and 2008

	Nine months ended September 30,		Nine months ended September 30,
	2009		2008
		% of		% of
	Amount	Revenue	Amount	Revenue
REVENUE	$785,112	100.0%	$540,926	100.0%

COST OF REVENUE	324,148	41.3%	406,094	75.1%

GROSS PROFIT	460,964	58.7%	134,832	24.9%

RESEARCH AND DEVELOPMENT EXPENSES AND GRANT REIMBURSEMENTS	2,138,843	272.4%	8,084,149	1494.5%

GENERAL AND ADMINSTRATIVE EXPENSES	1,961,195	249.8%	4,160,601	769.2%

LOSS ON SETTLEMENT OF LITIGATION	4,903,949	624.6%	740,849	137.0%

OTHER INCOME (EXPENSE)	(41,097,931)	-5234.7%	(14,859,951)	-2747.1%

NET INCOME (LOSS)	$(49,640,954)	-6322.8%	$(27,710,718)	-5122.8%

Revenue

Revenue for the nine months ended September 30, 2009 and 2008 was $785,112 and $540,926, respectively, which represents an increase of $244,186.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The increase in revenue during the nine months ended September 30, 2009, was due to more new licenses being granted as compared to the nine months ended September 30, 2008.

Of the revenue recognized during the nine months ended September 30, 2009, we recognized $147,058 in license fee revenue from Transition Holdings, Inc. On December 18, 2008, we entered into a license agreement with Transition for certain of our non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for a total of $3.5 million in cash. We are recognizing revenue from this agreement over its 17-year patent useful life.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the nine months ended September 30, 2009 and 2008 were $2,275,683 and $8,189,318, respectively, a decrease of $5,913,635.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  The decline in R&D expenditures during the nine months ended September 30, 2009 as compared to the same period in 2008 is primarily due to the fact that we closed our Charlestown, Massachusetts and Alameda, California facilities at the end of May 2008 and have exercised efforts to reduce our operating expenditures.

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

Grant reimbursements for the nine months ended September 30, 2009 and 2008 were $136,840 and $105,169, respectively. The Company received one grant during the nine months ended September 30, 2009 and one grant during the nine months ended September 30, 2008, both from the National Institutes of Health.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2009 and 2008 was $1,961,195 and $4,160,601, respectively, a decrease of $2,199,406.  This expense decrease was primarily a result of management’s efforts to reduce costs and streamline operations during the nine months ended September 30, 2009 so that we could move closer to achieving profitability. General and administrative expenses should continue to slightly decrease over the short term as we continue to streamline our operations and reduce our costs until we are able to expand.

Loss on Settlement

Loss on settlement for the nine months ended September 30, 2009 and 2008 were $4,903,949 and $740,849, respectively. During the nine months ended September 30, 2009, we were ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of our common stock. During the nine months ended September 30, 2009, we settled $505,199 in accounts payable through the issuance of 39,380,847 shares of our common stock with a value of $5,299,148. Accordingly, we recorded a loss on settlement of $4,793,949 for the nine months ended September 30, 2009. Further, on July 6, 2009, we settled a lawsuit with an investor whereby we agreed to provide the investor with an additional $110,000 principal, which is to be upon the same terms and conditions as the original April 2008 debenture. Accordingly, we recognized a loss on settlement in the amount of $110,000 during the three months ended September 30, 2009 for the amount of principal that was added to the April 2008 convertible debenture.

In September 2008, we were ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable in the amount of $82,317 due to CEOCast, Inc. for past due investor relations services. On September 29, 2008, the Company settled this account by issuing 16,463,302 shares of its common stock. The Company recorded a loss on settlement of $740,849 in its accompanying statements of operations for the three months ended September 30, 2008.

Other Income (Loss)

Other income (loss) for the nine months ended September 30, 2009 and 2008 was ($41,097,931) and ($14,859,951), respectively, representing an increase in the expense of $26,237,980. The change in other income (loss) in the three months ended September 30, 2009, compared to that of the earlier period, relates primarily to adjustments to loss on extinguishment of convertible debentures and note, change in fair value of derivatives related to the debt financings, default interest charges on all debt, and amortization of debt issuance costs and debt discounts.

In connection with the July 29, 2009 consent, amendment and exchange agreement (mentioned above in the “Other Income (Loss)” section in our analysis of the three months ended September 30, 2009 and 2008), during the nine months ended September 30, 2009, we recognized a loss on extinguishment of convertible debentures of $34,679,545 representing the difference between the fair value of the amended and restated convertible debentures and the carrying value of the original 2005, 2006, 2007 and 2008 convertible debentures.

In connection with the August 25, 2009 amendment to the convertible promissory notes with JMJ Financial, agreement (mentioned above in the “Other Income (Loss)” section in our analysis of the three months ended September 30, 2009 and 2008), during the nine months ended September 30, 2009, we recognized a gain on extinguishment of convertible debentures of $199,418 representing the difference between the fair value of the amended and restated convertible promissory notes and the carrying value of the original convertible promissory notes.

During the nine months ended September 30, 2009, we recognized a loss on modification of debentures in the amount of $1,796,368. This loss arose from a court order that we allow an investor to convert its 2007 and 2008 debenture balances at $0.02 per share. The change in fair value immediately after the conversion price reduction from immediately before the conversion price reduction gave rise to the loss on modification.

Interest income was $2,129 and $8,236 during the nine months ended September 30, 2009 and 2008, respectively. Interest income was lower in the nine months ended September 30, 2009 than in the nine months ended September 30, 2008 due to the lower cash balances held in interest-bearing deposits during the periods. Interest expense was $3,890,447 and $26,488,148 for the nine months ended September 30, 2009 and 2008, respectively, which represents a decrease of $22,597,701. The decrease in interest expense in the nine months ended September 30, 2009, compared to the earlier period primarily to amortization of debt discounts and deferred financing costs being recorded during 2008 for all debentures until their default on August 6, 2008. Therefore, no additional interest expense arose in 2009 from this amortization until after the aforementioned debenture and promissory note modifications. Interest expense during the nine months ended September 30, 2009 relates to debenture default interest through the dates of debenture and promissory note modifications in the amount of $1,311,330, and $2,408,978 in amortization of debt discounts and deferred debt issuance costs.

The gain (loss) on the fair value of derivatives was ($788,680) and $11,989,715, for the nine months ended September 30, 2009 and 2008, respectively.  The change in our share price contributed most significantly to the change on the fair value of derivatives during the nine months ended September 30, 2009. In periods when the share price increases, the derivative securities become more attractive to exercise or in-the-money, and therefore the value of the derivative liabilities increases. The opposite is true when the share price decreases.

Net Loss

Net loss for the nine months ended September 30, 2009 and 2008 was $49,640,954 and $27,710,718, respectively. The change in loss in each period is the result of loss on extinguishment of convertible debentures and note in 2009, changes to the fair value of derivatives in 2008 and interest charges related to convertible debentures in both periods.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine months ended September 30,
	2009	2008
Net cash used in operating activities	$(3,059,608)	$(3,772,675)
Net cash used in investing activities	(7,538)	(174,017)
Net cash provided by financing activities	3,308,000	2,790,122
Net increase (decrease) in cash and cash equivalents	240,854	(1,156,570)
Cash and cash equivalents at the end of the period	$1,057,758	$9,546

Operating Activities

Our net cash used in operating activities during the nine months ended September 30, 2009 and 2008 was $3,059,608 and $3,772,675, respectively. Cash used in operating activities decreased during the current period primarily due to a decrease in operating expenditures, including reduced expenditures resulting from the closures in May 2008 of the Alameda, California and Charlestown, Massachusetts facilities.

Cash Flows from Investing and Financing Activities

Cash used in investing activities during the nine months ended September 30, 2009 and 2008 was $7,538 and $174,017, respectively. Our cash used in investing activities during the nine months ended September 30, 2009 was attributed to payment of a deposit on our leased space in Los Angeles, California as well as a payment for the purchase of fixed assets for approximately $5,300. Cash provided by investing activities during the nine months ended September 30, 2008 was primarily due to purchases of property and equipment. Cash flows provided by financing activities during the nine months ended September 30, 2009 was $3,308,000. During the nine months ended September 30, 2009, we received $2,288,000 from the issuance of Series A-1 convertible preferred stock, and $1,020,000 from the issuance of convertible promissory notes. During the nine months ended September 30, 2008, we made payments of $18,650 on notes and leases and another $3,660 for issuance costs on a note payable. We also received proceeds of $600,000 from the issuance of a convertible note payable as well as $2,182,432 from the issuance of notes payable during the nine months ended September 30, 2008.

We are financing our operations primarily from the following activities:

•
On December 18, 2008, we entered into a license agreement with an Ireland-based investor, Transition Holdings Inc. (“Transition”), for certain of our non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for $3.5 million in cash. As of September 30, 2009, we received the entire $3.5 million in cash under this agreement.

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

•
On March 11, 2009, we entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the agreement, the proceeds from the Facility must be used exclusively for us to file an investigational new drug (“IND”) for our retinal pigment epithelium (“RPE”) program, and will allow us to complete both Phase I and Phase II studies in humans. An IND is required to commence clinical trials. Under the terms of the agreement, we may draw down funds, as needed for clinical development of the RPE program, from the investor through the issuance of Series A-1 convertible preferred stock. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial issuance date, and is convertible into common stock at $0.75 per share. On October 19, 2009, we entered into two letter agreements with Volation Life Sciences Capital Partners, LLC (“Volation”) (See Note 10), pursuant to which (i) the Company reduced the conversion price of its outstanding Series A-1 convertible preferred stock issued to Volation to $.10 per share resulting in 22,880,000 shares of Common Stock upon conversion, (ii) issued Volation 2,500,000 shares of its Common Stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in  non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between the Company and Volation.

•
On May 13, 2009, the Company entered into another  license agreement with CHA under which the Company will license its proprietary “single blastomere technology,” which has the potential to generate stable cell lines, including RPE for the treatment of diseases of the eye, for development and commercialization exclusively in Korea. We received an upfront license fee of $300,000.

•
On July 29, 2009, we entered into a consent, amendment and exchange agreement with holders of our outstanding convertible debentures and warrants, which were issued in private placements in 2005, 2006, 2007 and 2008. We agreed to issue to each debenture holder in exchange for the holder’s debenture an amended and restated debenture in a principal amount equal to the principal amount of the holder’s debenture times 1.35 minus any interest paid thereon. The conversion price under the amended and restated debentures was reduced to $0.10, subject to certain customary anti-dilution adjustments. The maturity date under the amended and restated debentures was extended until December 30, 2010. The amended and restated debentures bear interest at 12% per annum. Further, we agreed to issue to each holder in exchange for the holder’s warrants amended and restated warrants, as well as additional warrants exercisable into 79,076,873 shares of our common stock for a total of warrants exercisable into 192,172,519 shares of common stock, both warrants containing a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. Simultaneously with the signing of this agreement, we and the debenture holders entered into a standstill and forbearance agreement, whereby the debenture holders agreed to forbear from exercising their rights and remedies under the original debentures and transaction documents.

•	During September 2009, we received $1,020,000 under its convertible promissory notes with JMJ Financial, originally executed on February 14, 2008.
•
On  October 19, 2009, we entered into two letter agreements with Volation Life Sciences Capital Partners, LLC (“Volation”),  pursuant to which (i) we reduced the conversion price of our outstanding Series A-1 convertible preferred stock issued to Volation to $.10 per share resulting in 22,880,000 shares of Common Stock upon conversion, (ii) issued Volation 2,500,000 shares of our Common Stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in  non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between us and Volation.

•
In connection with an amendment to an agreement between us and JMJ Financial, on October 1, 2009, we borrowed $1,000,000 and issued a convertible promissory note for $1,200,000.  We shall pay a one-time interest payment of 10% of the principal of the promissory note which is due on the maturity date of the promissory note, which is October 1, 2012.   The promissory note is convertible into shares of our common stock at a conversion price of the lesser of (i) $.25 per share or (ii) eighty percent of the average of the three lowest trade prices in the 20 trading days prior to the conversion.

•
In connection with an amendment to an agreement between us and JMJ Financial, on October 1, 2009, we borrowed $1,000,000 and issued a secured & collateralized promissory note. We shall pay a one-time interest payment of 12% of the principal of the promissory note which is due on the maturity date of the promissory note, which is October 1, 2012.

•
On November 2, 2009 (“Effective Date”), we entered into a preferred stock purchase agreement with Optimus Life Sciences Capital Partners, LLC (“Investor”). Pursuant to the purchase agreement, we agreed to sell, and the Investor agreed to purchase, in one or more purchases from time to time (“Tranches”) in our sole discretion (subject to the conditions set forth therein), (i) up to 1,000 shares of Series B preferred stock (the “Preferred Shares”) at a purchase price of $10,000 per share, for an aggregate purchase price of up to $10,000,000, and (ii) five-year warrants to purchase shares of our common stock  with an aggregate exercise price equal to 135% of the purchase price paid by the Investor, at an exercise price per share equal to the closing bid price of our common stock on the date we provide notice of such Tranche. The Warrants will be issued in replacement of a five-year warrant to purchase 119,469,027 shares of common stock with an exercise price per share of $0.113 we issued on the Effective Date.

•
On November 12, 2009, we entered into a subscription agreement (the “Subscription Agreement”) with the subscribers (the “Subscribers”). Pursuant to the subscription agreement, we agreed to sell, and the subscribers agreed to purchase, subject to the terms and conditions therein, promissory notes in the principal amount of a minimum of $2,400,000, for a purchase price of a minimum of $2,000,000 (the “Notes”). The Notes will be convertible into shares of our common stock at a conversion price of $0.10. The initial closing under the Subscription Agreement occurred on November 12, 2009, pursuant to which, we sold Notes in the principal amount of $1,662,000, for a purchase price of $1,385,000, and issued 11,080,000 Class A Warrants and Additional Investment Rights for the purchase of (a) up to $3,324,000 principal amount of AIR Notes for a purchase price of up to $2,770,000 and (b) up to 22,160,000 Class B Warrants. In addition, on November 13, 2009, we sold Notes in the principal amount of $441,000 for a purchase price of $367,500 (including $67,500 paid for in forgiveness of legal fees owed to a subscriber) and issued Additional Investment Rights for the purchase of (a) up to $882,000 principal amount of Notes for a purchase price of up to $735,000 and (b) up to 5,880,000 Class B Warrants. The closing that occurred on November 13, 2009 was deemed part of the initial closing.

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

Our cash and cash equivalents are limited. In the short term, we will require substantial additional funding prior to September 30, 2010 in order to maintain our current level of operations.  If we are unable to raise additional funding, we will be forced to either substantially scale back our business operations or curtail our business operations entirely.

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

We are not in full compliance with some of our license agreements.   We are not in full compliance with some of our licenses and due to limited financial resources we cannot guarantee that we will regain full compliance status. If we are unable to be in compliance with our license agreements, our business may be harmed.

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

Financial Risks

We may not be able to raise the required capital to conduct our operations and develop and commercialize our products.   We require substantial additional capital resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our therapies and potential products. Accordingly, we are continuing to pursue additional sources of financing.  Our future capital requirements will depend upon many factors, including:
-	The continued progress and cost of our research and development programs,
-	The proress with pre-clinical studies and clinical trials,

-	The time and costs involved in obtaining regulatory clearance,
-	The costs in preparing, filing, prosecuting, maintaining and enforcing patent claims,
-	The costs of developing sales, marketing and distribution channels and our ability to sell the therapies/products if developed,
-	The costs involved in establishing manufacturing capabilities for commercial quantities of our proposed products,
-	Competing technological and market developments,
-	Market acceptance of our proposed products,
-	The costs for recruiting and retaining employees and consultants, and
-	The costs for educating and training physicians about our proposed therapies/products.

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

Risks Relating to the Amended and Restated September 2005, September 2006, August 2007 and April 2008 Financings

If we are required for any reason to repay our outstanding debentures we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.    We have outstanding, as of September 30, 2009, $17,309,453 aggregate original principal amount of convertible debentures with $5,781,661 in 2008 Debentures $8,863,489 in 2007 Debentures, $2,532,902 in 2006 Debentures, and $131,401 in 2005 Debentures. We are required to redeem on a monthly basis, by payment, at our option, with cash or with shares of our common stock, 1/16th of the aggregate original principal amount of the debentures.

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

On July 29, 2009, we entered into a consent, amendment and exchange agreement with holders of our outstanding convertible debentures and warrants, which were issued in private placements in 2005, 2006, 2007 and 2008. We agreed to issue to each debenture holder in exchange for the holder’s debenture an amended and restated debenture in a principal amount equal to the principal amount of the holder’s debenture times 1.35 minus any interest paid thereon. The conversion price under the amended and restated debentures was reduced to $0.10, subject to certain customary anti-dilution adjustments. The maturity date under the amended and restated debentures was extended until December 30, 2010. The amended and restated debentures bear interest at 12% per annum. Further, we agreed to issue to each holder in exchange for the holder’s warrant an amended and restated warrant, which exercise price was reduced to $0.10, subject to certain customary anti-dilution adjustments. Further, we agreed to issue to each holder in exchange for the holder’s warrants amended and restated warrants, as well as additional warrants exercisable into 79,076,873 shares of our common stock for a total of warrants exercisable into 192,172,519 shares of common stock, both warrants containing a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. Simultaneously with the signing of this agreement, we and the debenture holders entered into a standstill and forbearance agreement, whereby the debenture holders agreed to forbear from exercising their rights and remedies under the original debentures and transaction documents.

There are a large number of shares underlying our convertible debentures and convertible promissory notes in full, and warrants that and the Company is liable to provide. The sale of these shares may depress the market price of our common stock. As of September 30, 2009, on an aggregated basis our 2005, 2006, 2007 and 2008 debenture and promissory note financings may result in being converted into 183,514,607 shares of our common stock, and warrants, options and preferred stock that may be converted into approximately 222,962,000 shares of our common stock.

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

General Risks Relating to Our Business

We are subject to litigation that will be costly to defend or pursue and uncertain in its outcome. Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. See "LEGAL PROCEEDINGS" set forth in Part I, Item 3 of this Quarterly Report on Form 10-Q for a more complete discussion of currently pending litigation against the Company.

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

Not including the shares of common stock underlying the 2005 Debentures, the 2005 Warrants, the 2006 Debentures, the 2006 Warrants, the replacement warrants, the 2007 Debentures, the 2007 Warrants, the February Promissory Note, the April 2008 Debentures, the February and April 2008 Warrants, and the Series A-1 convertible preferred stock, there are presently approximately 27,739,000 outstanding options, warrants and other securities convertible or exercisable into shares of our common stock.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report.  We have determined that the loss of certain personnel in our legal, accounting and finance departments, when considered collectively in light of the number and complexity of accounting matters requiring consideration, created a possibility that a material misstatement of our financial statements could occur and may not be prevented or detected.  In addition, we have identified material weaknesses in internal control over financial reporting as discussed in our most recent annual report filed on Form 10-K.  As a result, our disclosure controls and procedures were not effective as of September 30, 2009.  To address these material weaknesses, we have retained an outside accounting consulting firm to assist the Company in preparing and reviewing the consolidated financial statements and preparing this Quarterly Report on Form 10-Q.

Nothwithstanding any material weaknesses identified above, we believe our financial statements fairly present in all material respects the financial position, results of operations and cash flows for the interim periods presented in our quarterly report on Form 10-Q.

Changes in Internal Control over Financial Reporting

There have been no other significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bristol Investment Fund, Ltd. as Collateral Agent for the Holders of Certain Original Issue Discount Senior Convertible Debentures v. Alexandria Real Estate—79/96 Charlestown Navy Yard, LLC (Suffolk Superior Court). The Company has been named as a third party defendant in this action, filed September 16, 2009, in which the plaintiff alleges that Alexandria Real Estate (“Alexandria”) improperly charged a trustee holding approximately $146,000 of funds in a Company account that Bristol claimed as collateral. Alexandria brought a third party complaint against the Company for indemnification.

Bristol Investment Fund, Ltd. and Bristol Capital, LLC v. Advanced Cell Technology, Inc. and Mytogen, Inc. (Supreme Court of the State of New York, County of New York): On March 9, 2009, plaintiffs filed a complaint and summons in the Supreme Court of the State of New York, County of New York against the Company and its subsidiary Mytogen, Inc. Plaintiffs’ complaint alleges, among other things, that the Company has breached the terms of certain contracts with plaintiffs; namely, convertible debentures and a consulting agreement. Plaintiffs seek preliminary and permanent injunctive relief directing the Company to deliver to plaintiff Bristol Investment Fund, Ltd. (“Bristol”) 2.5 million shares of its common stock, declaring a conversion price of $0.02 for the convertible debentures held by plaintiffs, and directing the Company to honor plaintiff’s future conversion requests. Plaintiffs also seek compensatory damages in an amount to be determined at trial, but alleged in the complaint to exceed $1.5 million. On May 1, 2009, the Company filed an answer to plaintiffs’ complaint. On May 13, 2009, the Company filed a motion to stay the action and to compel arbitration of all claims by Bristol. The court has not yet ruled on the Company’s motion to stay the action and to compel arbitration. On or about September 16, 2009, plaintiffs filed an order to show cause, seeking the issuance of a preliminary injunction directing the Company to deliver to Bristol 2.5 shares of its common stock pursuant to a convertible debenture and 47.4 million shares of its common stock  pursuant to common stock purchase warrants, declaring a conversion price of $0.02 for the convertible debenture held by plaintiffs, and enjoining or restraining the Company from issuing shares of its common stock to any entity other than plaintiffs or the other holders of convertible debentures. On September 25, 2009, the Company submitted its response in opposition to plaintiffs’ motion and moved by cross-motion for dismissal of the complaint, based on the terms of the consent, waiver, amendment and exchange agreement entered into between the Company and the holders of over 95% of the outstanding principal amount of the Amended and Restated Debentures. The court has not yet ruled on the respective motions. The Company intends to continue to contest the case vigorously.

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

On  October 19, 2009, we entered into two letter agreements with Volation Life Sciences Capital Partners, LLC (“Volation”), pursuant to which (i) we reduced the conversion price of our outstanding Series A-1 convertible preferred stock issued to Volation to $.10 per share resulting in 22,880,000 shares of Common Stock upon conversion, (ii) issued Volation 2,500,000 shares of its Common Stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in  non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between the Company and Volation.

On July 29, 2009, we entered into a consent, amendment and exchange agreement (the “Consent and Amendment”) with holders (the “Holders”) of the Company’s outstanding convertible debentures in the aggregate outstanding principal amount of $20,353,878 (the “Debentures”) and warrants to purchase an aggregate of 192,148,119 shares of the Company’s common stock (the “Warrants”), which were issued in private placements that closed in September 2005, August 2006, August 2007, and March 2008.

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

•	The maturity date under the Amended and Restated Debentures was extended until December 31, 2010.

•	The Company agreed to amend and restate each Holder’s Warrant (the “Amended and Restated Warrants”).

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

These matters were submitted for a vote and approved during a special meeting of stockholders on September 10, 2009.

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

On  October 19, 2009, the Company entered into two letter agreements with Volation Life Sciences Capital Partners, LLC (“Volation”), pursuant to which (i) the Company reduced the conversion price of its outstanding Series A-1 convertible preferred stock issued to Volation to $.10 per share resulting in 22,880,000 shares of Common Stock upon conversion, (ii) issued Volation 2,500,000 shares of its Common Stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in  non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between the Company and Volation.

ITEM 6. EXHIBITS

Exhibit Description

10.1
Consent, Amendment and Exchange Agreement, dated July 29, 2009, between Advanced Cell Technology, Inc. and the Holders named therein (filed as an exhibit to the Company’s 8K filed on August 4, 2009 and incorporated herein by reference).

10.2
Standstill and Forbearance Agreement, dated July 29, 2009, between Advanced Cell Technology, Inc. and the Holders named therein (filed as an exhibit to the Company’s 8K filed on August 4, 2009 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated: November 16, 2009