Form 10-K
period 2009-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2010-03-16
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
None.
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 par value per share
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based upon the closing price of $0.25 for the registrant’s Common Stock as of June 30, 2009) was approximately $124.0 million (based on 497,569,398 shares of common stock outstanding and held by non-affiliates on such date). Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Common Stock as of June 30, 2009 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.01 par value, was 747,932,679 shares as of March 12, 2010.

ADVANCED CELL TECHNOLOGY, INC.
2009 ANNUAL REPORT ON FORM 10-K

CAUTIONARY STATEMENT RELATING TO FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the information incorporated by reference includes ‘‘forward-looking statements’’ All statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. Any such forward-looking statements are based on current expectations, estimates, and projections about our industry and our business. Words such as ‘‘anticipates,’’ ‘‘expects,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘seeks,’’ ‘‘estimates,’’ or variations of those words and similar expressions are intended to identify such forward-looking statements. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those stated in or implied by any forward-looking statements.

PART I

Item 1. Business

Overview

Advanced Cell Technology, Inc., a Delaware corporation (the “Company”, “we”, “us”, or our” is a biotechnology company focused on developing and commercializing human embryonic and adult stem cell technology in the emerging field of regenerative medicine.

We were incorporated in Nevada under the name Two Moon Kachinas Corp. on May 18, 2000. On December 30, 2004, we filed an amendment to our articles of incorporation to change our corporate name to A.C.T. Holdings, Inc. On January 31, 2005, we completed the acquisition of Advanced Cell Technology, Inc., a Delaware corporation (prior to the Reincorporation (as defined below), “ACT”), pursuant to the terms of an Agreement and Plan of Merger dated January 3, 2005. As a result of the transaction, we terminated our kachina doll business and succeeded to the business operations and research efforts of ACT in the field of biotechnology. On June 17, 2005, we filed an amendment to our articles of incorporation to change our corporate name to Advanced Cell Technology, Inc. On November 18, 2005, we consummated a merger with and into our wholly-owned subsidiary ACT (the “Reincorporation”).  As a result of the Reincorporation, we became a Delaware corporation.

We have acquired, developed and maintain a portfolio of patents and patent applications that form the proprietary base for our research and development efforts in the area of embryonic and adult stem cell research. We believe that our intellectual property portfolio is one of the strongest in the field. Our team includes some of the world's leading scientists in the field of stem cell research and development, and experts in conducting clinical trials. We believe our technology base, combined with our know-how, provides us with a strong competitive advantage and will facilitate the successful development and commercialization of products for use in the treatment of a wide array of chronic, degenerative diseases and in regenerative repair of a variety of acute diseases, such as trauma, myocardial infarction and burns.

Our belief that our intellectual property represents one of the strongest portfolios in the field is supported by:

• The early and consistent pace of filing, and the breadth of the large number of filings in the portfolio.
• The relative immaturity of this field of study.
• The limited number of truly competitive portfolios of intellectual property.

Regenerative medicine is a new and emerging field of study involving development of medical therapies based on advances in stem cell and nuclear transfer technology. We have developed and maintain a broad intellectual property (IP) portfolio, with ownership or exclusive licensing of over 28 issued patents and over 170 patent applications in the field of regenerative medicine and related areas. This significant volume of patents and patent licenses has been developed in the short span of approximately the past eight to eleven years.

Although we have strong competitors in this field, they are limited in number. We believe our intellectual property portfolio compares favorably with those of our competition based upon its size, focus and filing dates. With respect to the focus of our human embryonic stem cell portfolio, we believe that somatic cell nuclear transfer and chromatin transfer are, and will prove to be, one of the technological keys to successful development of stem cell therapies (see "Cellular Reprogramming," below). In addition, we have succeeded in deriving human embryonic cell lines without destroying the donor embryo through our proprietary single blastomere derivation technology. We own or have a license to numerous other technologies for dealing with transplant rejection, including means of activating oocytes during nuclear transfer, parthenogenesis, transdifferentiation, and dedifferentiation. Our intellectual property also includes patent rights and applications for specific applications of stem cell technology in producing retinal pigment epithelium (RPE), hemangioblasts, myoblast stem cells and numerous methods and compositions for the use of these technologies and derived cells in retinal disease, heart disease, immunodeficiency estates and cancer.

The company has secured Food and Drug Administration (FDA) clearance to proceed to a Phase II Clinical Trial for its Myoblast  program for the treatment of heart failure, and the trial is currently being developed.  We believe that the company's myoblast technology has demonstrated that a myoblast transplantation treatment is feasible and safe in clinical trials conducted to date and that the technology could address the large market potential presented by heart failure.

Our research efforts to date in human embryonic technologies are at the level of clinical trials, pre-clinical development and basic research. In November of 2009 we filed an Investigational New Drug (IND) Application with the US Food and Drug Administration (FDA) to initiate a Phase I/II multicenter study using embryonic stem cell derived retinal cells to treat patients with Stargardt’s Macular Dystrophy (SMD), as part of our RPE program. These retinal cells were developed using our proprietary blastomere derivation techniques.

The company's Hemangioblast program for the treatment of Diseases and Disorders of Circulatory and Vascular System is in  preclinical development.  These precursor cells derived from human embryonic stem (ES) cells can be used to achieve vascular repair in animal models of vascular injury.

We are focused on leveraging our key assets, including our intellectual property, our scientific team, our facilities and our capital, to accelerate the advancement of our stem cell technologies. In addition, we continue to pursue strategic collaborations with members of academia, industry and foundations to further accelerate the pace of our research efforts.

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

Many significant and currently untreatable human diseases arise from the loss or malfunction of specific cell types in the body. This is especially true of diseases associated with aging such as Alzheimer's disease, Parkinson's disease, type II diabetes, heart failure, osteoarthritis, macular degeneration, and aging of the immune system, known as immunosenescence. This is also true for medical conditions resulting from damage to cells due to acute disease, such as trauma, infarction and burns. We believe that replacing damaged or malfunctioning cells with fully functional ones may be a useful therapeutic strategy in treating many of these diseases and conditions.

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

Our adult stem cell-based products are specifically targeted at therapies for heart and other cardiovascular disease and are at a more advanced stage of development than our human ES cell based technologies. Our first human ES cell-based product retinal pigmented epithelial cells are poised to enter Phase I clinical trials pending clearance by the FDA. We believe retinal pigmented epithelial cells technologies have potentially broader and more powerful applications with respect to a wide range of diseases.

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

POTENTIAL U.S. PATIENT POPULATIONS FOR CELL-BASED THERAPIES

[chart format]
Medical Condition	Number of Patients*
Cardiovascular disease	70 million *
Autoimmune disease	50 million *
Diabetes	18 million
Osteoporosis	10 million
Cancer	10 million
Alzheimer's disease	4.5 million
Parkinson's disease	1 million
Burns (severe)	1.1 million
Spinal-cord injuries	0.25 million
Birth defects	0.15 million/year

* These estimates are based on patient estimates published by the following organizations from April 2005 to the present: the American Heart Association, the American Autoimmune Related Diseases Association, SEER (Surveillance, Epidemiology and End Result), American Burn Association, March of Dimes, the Alzheimer's Association, the Alzheimer's Disease Education & Referral Center (National Institute on Aging), the National Institutes of Health's National Institute on Neurological Disorders and Stroke, the Foundation for Spinal Cord Injury Prevention, Care & Cure, the Centers for Disease Control and Prevention, the American Association of Diabetes Educators, the Northwest Parkinson's Foundation and the Parkinson's Action Network.

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

The use of human embryonic stem cells gives rise to ethical, legal and social issues previously rooted  in the fact that ES-cell derivation deprives preimplantation embryos of the potential to develop into a human being.  We have developed a method to derive human embryonic stem cell lines at the blastomere stage that does not result in the destruction of the preimplantation embryo.

In August 2001, then-President George Bush set guidelines for federal funding of research on embryonic stem cells from human embryos created by in-vitro fertilization, referred to as IVF, limiting funding to just 60 lines. IVF-ES cells have the drawback that they are not genetically matched to the recipient patient. These ES cells are allogeneic. The word allogeneic literally means "other DNA type." Therapies using allogeneic cell lines can result in immune system incompatibilities where the host immune system attacks and rejects the transplanted cells or the transplanted cells attack the host. These incompatibilities may be partially suppressed with powerful immunosuppressive drugs, but the side effects can be severe and result in life-threatening complications. As a result, these incompatibilities have the potential to generate significant inefficiencies in the application of cell therapies.

However, in March 2009, President Barack Obama issued an executive order opening the door to a significant increase in federal funding for ES cell research.  That led to the National Institutes of Health (NIH) approval of 13 additional stem cell lines for use in agency-funded research.  The NIH is considering whether to approve an additional 96 lines, including blastomere derived lines we submitted for consideration.

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

Our ES Cell Research Programs

Our ES cell research programs are divided into three core categories: cellular reprogramming, our reduced complexity program, and stem cell differentiation. Each of these core areas of focus is discussed below.

I. Cellular Reprogramming

This research program involves development of therapies based on the use of genetically identical pluripotent stem cells generated by our cellular reprogramming technologies. These technologies can be used to generate patient-specific pluripotent cells and tissues for transplantation. We believe our technology platform will enable the transformation of a patient's cells into pluripotent ES cells that are histocompatible with the patient and have the potential to be differentiated into any of the over 200 different human cell types that may be therapeutically relevant in treating diseased or destroyed tissues in human patients. We expect that our cellular reprogramming technologies will offer a new avenue for the introduction of targeted genetic modifications in cells and for the regeneration of cell lifespan, thereby making youthful cells available for aging patients. The combination of these advances, the ability to produce young cells of certain kinds that are histocompatible with the patient, is a core potential application of our technology. We believe these cellular reprogramming technologies will be effective therapies where there is time to prepare customized therapy through reprogramming of the patient's own cells.

Some of the technologies that support our cellular reprogramming program are somatic cell nuclear transfer, chromatin transfer, factor reprogramming, and fusion technologies.

Somatic cell nuclear transfer (SCNT) refers to the process wherein a body cell is transferred to an egg cell from which the nuclear DNA has been removed. This results in the body cell being "reprogrammed" by the egg cell. This reprogramming transforms the cell from the type of cell it was, for instance a skin cell, into an embryonic cell with the power to become any cell type in the body. A related technology is called chromatin transfer. Through this technology, the DNA and attached proteins, or chromatin, of the somatic cell is reprogrammed prior to transfer into an egg cell. Chromatin transfer has the potential to improve the efficiencies and therefore reduce the cost of nuclear transfer. We believe that one critical advantage of our proprietary SCNT and chromatin transfer technologies is that the cells are "rejuvenated" by returning the cell to a youthful state. This is important because these youthful cells will have the proliferative capacity of young cells. These healthy replacement cells, which would be genetically identical to the patient's own cells, would then be used for cell transplantation.

Our fusion technologies involve the fusion of the cytoplasm of one cell into another. In the same manner that the cytoplasm of an egg cell is capable of transforming any cell back to an embryonic state, the fusion of the cytoplasm of other cell types, including differentiated cell types (such as blood cells) is capable of reprogramming another cell type, such as a skin cell. These technologies have the potential of transforming a cell from a patient into another medically-useful cell type also identical to the patient. They also have the potential to fuse the cytoplasm of undifferentiated cells, such as embryonic stem cells, with somatic cells to transport the somatic cell DNA back to pluripotency. Alternatively, factors expressed by embryonic stem cells can be introduced into somatic cells to induce pluripotency. We believe that the fusion and factor reprogramming technologies we are developing can be developed into as broad and powerful techniques as SCNT, producing histocompatible, youthful stem cells that are multi and potentially even pluripotent. If successfully developed, this technology may also provide a pathway that does not utilize human egg cells which would reduce the cost of the procedure and increase the number of patients that could benefit from its implementation.

II. Stem Cell Differentiation

Regenerative medicine requires that stem cells, from whatever source derived, be differentiated, or re-differentiated, into specific body cell types and then physically transplanted into a patient. Differentiation into tissues such as cardiac muscle, blood, and other tissues occurs spontaneously in ES cells being cultured in a dish. Successful application of stem cell technology will require control over the specific kinds of cells into which stem cells differentiate. Control of differentiation and the culture and growth of stem and differentiated cells are important current areas of research for us. Also, some chemicals, such as retinoic acid, can be used to trigger differentiation into specific cell types such as nerve cells. We intend to pursue differentiation approaches both in-house and through collaborations with other researchers who have particular interests in, and skills related to, cellular differentiation. These efforts include using both animal and human stem cell lines. Our research in this area includes projects focusing on developing many different cell types that may be used in the future to treat a wide range of diseases.  Our researchers have generated stable retinal pigment epithelium, or RPE, cell lines for use in our clinical retinal program and are working on projects to generate stable cell lines with particular focus on blood lineage and vascular epithelial cell lines from hemangioblast cells.

Retinal Pigment Epithelium Program. In November, 2006 we published data demonstrating human ES cell-derived RPE cells were capable of rescuing visual function in Royal College of Surgeon rats. Following the publication of that data, we entered into a pre-clinical development collaboration with Casey Eye Institute at Oregon Health & Science University. The purpose of the collaboration was to conduct dosage and safety studies in preparation for IND and Phase I human clinical trials.  As mentioned, in November of last year we filed an Investigational New Drug (IND) Application with the US Food and Drug Administration (FDA) to initiate a Phase I/II multicenter study using embryonic stem cell derived retinal cells to treat patients with Stargardt’s Macular Dystrophy (SMD).

Hemangioblast Program. Hemangioblasts are a newly-characterized stem cell capable of differentiating into both hematopoietic, meaning blood cell-forming, and angiogenic, meaning blood vessel endothelium-forming, cells. We believe it will be possible to utilize hemangioblast cells in engraftment to repair age-related endothelial dysfunction associated with numerous significant age-related diseases, including cardiovascular disease, stroke, and perhaps even cancer. In 2006 we successfully derived hemangioblast cells generated from the company's blastomere-derived human embryonic stem cell lines. In 2007, we published data reporting that through utilization of hemangioblast based therapy we generated function in vivo with respect to the repair of ischemic retinal vasculatures and restoration of blood flow in ischemic limbs. In addition, we also reported increased survival rates of animals suffering from myocardial infarction.  The hemangioblast program is currently in preclinical development.

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

We have received FDA approval to proceed with our Phase II clinical trial, to evaluate the applications for myoblast transplantation in slowing and/or reversing the impact of heart failure.

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

Our preclinical and Phase I clinical studies support the conclusion that our therapy presents significant advantages over currently available treatments, including:

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

For additional information about governmental regulations that will affect our planned and intended business operations, see "RISK FACTORS " beginning below.

Employees

As of March 16, 2010, we had 14 full-time employees, of whom 6 hold Ph.D. or M.D. degrees. Eleven employees are directly involved in research and development activities and 3 are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

Item 1A. RISK FACTORS

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

We have limited capital resources and we may not obtain the significant additional capital required to sustain our research and development efforts. We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain. (see FINANCIAL RISKS) We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit and we do not believe that our cash from all sources (including cash, cash equivalents, anticipated revenues from licensing fees and sponsored research contracts) is sufficient for us to continue operations beyond March 16, 2011.

Management continues to evaluate alternatives and sources of additional funding. These may include public and private investors, strategic partners, and grant programs available through specific states, the federal government, or foundations. However, there is no assurance that such sources will result in raising additional capital.

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

We are in the Early Stages of a Strategic Joint Venture which may slow, impede or result in the termination of potential therapeutic products whose development is now the responsibility of the partnership and not solely of the Company.  In 2008, we entered into a new partnership (CHA) and as a result, we are subject to 3rd party interests (see RISKS RELATED TO THIRD PARTY RELIANCE) and control issues, not the least of which relates to certain of our employees no longer being exclusively managed by us. We therefore could be at risk for losing key employees. Additionally substantial operating and working capital will be required and there is no assurance that CHA Biotech Co. limited, partner in our joint venture, will be able to fund their requirements.

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

Over the last two years we have narrowed our potential product pool to focusing on our Retinal Program as well as our Hemangioblast and Blastomere programs, which will limit our revenue sources. Our human embryonic stem cell program is in the IND phase; our myoblast program has received FDA clearance to proceed to Phase II human clinical trials; our Hemangioblast program is in the preclinical development stage, and the Company doesn’t foresee having a commercial product until clinical trials are completed. We have identified the programs that we are working to get into the clinical testing phase. We have narrowed the scope of our developmental focus to our Retinal Program and those related therapies, our blastomere program and, as part of our recently established partnership with CHA, developing products in the hemangioblast/immunology arena (see BUSINESS Section of 10K).  As a result of our narrower product focus we have fewer revenue sources. Our emphasis on fewer programs may hinder our results if these programs are not successful.  Although our adult stem cell myoblast program has been approved for a Phase II clinical trial, we have suspended that program indefinitely due to a lack of funding. As a result of our emphasis on our retinal program, our hemangioblast program and our blastomere program, our ability to progress as a company is more significantly hinged on the success of fewer programs and thus, a setback or adverse development relating to any one of them could potentially have a significant impact on share price as well as an inhibitory effect on our ability to raise additional capital. Additionally, we partially rely on nuclear transfer and embryonic stem cell technologies that we may not be able to successfully develop, which will prevent us from generating revenues, operating profitably or providing investors any return on their investment.  We cannot guarantee that we will be able to successfully develop our retinal, hemangioblast, blastomere, nuclear transfer technology, embryonic stem cell or myoblast technologies or that such development will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty/licensing fees related to our technology, would be our primary sources of revenues. If we are unable to develop our technologies, investors will likely lose their entire investment in us.

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

-
we will continue to have the financial resources necessary to prosecute our existing patent applications, pay maintenance fees on patents and patent applications, or file patent applications on new inventions.

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

Despite the rescission of the President Bush’s Exec order in August 2001 by President Barak Obama in March 2009, and the subsequent renewal in some funding for human embryonic stem cell lines by the NIH, the overall effect of new laws drafted by the NIH and put into effect regarding the dropping of restrictions on hES research has yet to be seen or made clear. While it is unclear whether Federal law continues to restrict the use of federal funds for human embryonic cell research, commonly referred to as hES cell research, there can be no assurance that our operations will not be restricted by any future legislative or administrative efforts by politicians or groups opposed to the development of hES cell technology or nuclear transfer technology. Additionally the executive order does not overturn the Dickey–Wicker Amendment, a 13-year-old ban on federal funding for the actual creation of new stem cell lines, an act that destroys an embryo. In the United States these efforts still must be funded privately or by state governments. Further, there can be no assurance that legislative or administrative restrictions directly or indirectly delaying, limiting or preventing the use of hES technology, nuclear transfer technology, IPS technology, the use of human embryonic material, or the sale, manufacture or use of products or services derived from nuclear transfer technology or other hES technology will not be adopted or extended in the future.

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

For-profit entities may be prohibited from benefiting from grant funding. There has been much publicity about grant resources for stem cell research, including Proposition 71 in California, which is described more fully under the heading "DESCRIPTION OF BUSINESS—California Proposition 71" above. While the California Institute CIRM has provided grant funds to some for-profit entities, there is no guarantee that it will continue to do so, particularly given the state’s current budgetary conditions. As a result of these uncertainties regarding Proposition 71, we cannot assure you that funding, if any, will be available to us.

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

Risks Relating to Our Debt Financings

If we are required for any reason to repay our outstanding debt financings we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.    We have outstanding, as of December 31, 2009, $14,014,584 aggregate original principal amount of debt. We are required to repay on a monthly basis, by payment, at our option, with cash or with shares of our common stock.

There are a large number of shares underlying our debt in full, and warrants that and the Company is liable to provide. The sale of these shares may depress the market price of our common stock. As of December 31, 2009, on an aggregated basis our debt and preferred stock financings may result in being converted into 148,000,000 shares of our common stock, and warrants and options that may be converted into approximately 219,000,000 shares of our common stock.

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

Our outstanding indebtedness on our Debentures imposes certain restrictions on how we conduct our business. In addition, all of our assets, including our intellectual property, are pledged to secure this indebtedness. If we fail to meet our obligations under the Debentures, our payment obligations may be accelerated and the collateral securing the debt may be sold to satisfy these obligations.

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

Our obligations under a Securities Purchase Agreement are secured by substantially all of our assets. Our obligations under certain security agreements, executed in connection with certain financings, with the holders of the debentures and warrants are secured by substantially all of our assets. As a result, if we default under the terms of the security agreement, such holders could foreclose on their security interest and liquidate all of our assets. This would cause operations to cease.

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

We are in a Strategic Joint Venture which may slow, impede or result in the termination of potential therapeutic products whose development is now the responsibility of the partnership and not solely of the Company.  In 2008, the Company entered into a new partnership (CHA) and as a result, we are subject to 3rd party interests and control issues, not the least of which relates to certain of our employees no longer being exclusively managed by us. We therefore could be at risk for losing key employees. Additionally substantial operating and working capital will be required and there is no assurance that CHA Biotech Co. limited, partner in our joint venture, will be able to fund their requirements. Any failure on their part could negatively impact our product development, human capital and financial resources allocated to other of our programs.

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

None of the products that we are currently developing has been approved by the FDA or any similar regulatory authority in any foreign country. Our approach of using cell-based therapy for the treatment of Retinal disease (we are beginning with a treatment for Startgardt’s disease, for which we filed an IND with the FDA) is risky and unproven and no products using this approach have received regulatory approval in the United States or Europe. We believe that no company has yet been successful in its efforts to obtain regulatory approval in the United States or Europe of a cell-based therapy product for the treatment of retinal disease or degeneration in humans. Cell-based therapy products, in general, may be susceptible to various risks, including undesirable and unintended side effects, unintended immune system responses, inadequate therapeutic efficacy or other characteristics that may prevent or limit their approval by regulators or commercial use. Many companies in the industry have suffered significant setbacks in advanced clinical trials, despite promising results in earlier trials. If our clinical trials are unsuccessful or significantly delayed, or if we do not complete our clinical trials, we will not receive regulatory approval for or be able to commercialize our product candidates.

Our lead product candidate, our therapeutic Retinal program for Startgardt’s disease has note yet started Phase I Clinical Trials and has not yet received approval from the FDA or any similar foreign regulatory authority for any indication. We cannot market any product candidate until regulatory agencies grant approval or licensure. In order to obtain regulatory approval for the sale of any product candidate, we must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of regulatory authorities that our product candidates are safe and effective for each indication under the applicable standards relating to such product candidate. The preclinical studies and clinical trials of any product candidates must comply with the regulations of the FDA and other governmental authorities in the United States and similar agencies in other countries. Our therapeutic Retinal program may never receive approval from the FDA or any similar foreign regulatory authority.

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

A significant number of shares of our common stock have become available for sale and their sale could depress the price of our common stock. In 2008, a significant number of our outstanding securities that were previously restricted became eligible for sale under Rule 144 of the Securities Act, and their sale will not be subject to any volume limitations.

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

Our common stock is subject to "penny stock" regulations and restrictions on initial and secondary broker-dealer sales. The Securities and Exchange Commission (SEC) has adopted regulations which generally define "penny stock" to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Penny stocks are subject to certain additional oversight and regulatory requirements. Brokers and dealers affecting transactions in our common stock in many circumstances must obtain the written consent of a customer prior to purchasing our common stock, must obtain information from the customer and must provide disclosures to the customer. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to sell your shares of our common stock in the secondary market.

Item 1B. Unresolved Staff Comments

None.

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

Item 3. Legal Proceedings

Gary D. Aronson v. Advanced Cell Technology, Inc., Superior Court of California, County of Alameda, Case No. RG07348990. John S. Gorton v. Advanced Cell Technology, Inc, Superior Court of California, County of Alameda Case No. RG07350437.  On October 1, 2007 Gary D. Aronson brought suit against us with respect to a dispute over the interpretation of the anti-dilution provisions of our warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that we breached warrants to purchase securities issued by us to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  Plaintiffs assert monetary damages in excess of $14 million.  Plaintiffs may alternatively seek additional shares in the Company with a value potentially in excess of $14 million, or may seek a combination of monetary damages and shares in the Company.  Plaintiffs also seek prejudgment interest and attorney fees.  Discovery is completed, but no conclusions have been reached as to the potential exposure to us or whether we have liability. A trial date has been set for March 22, 2010.

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

Item 4. [Reserved]

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTCBB under the symbol "ACTC.OB." For the periods indicated, the following table sets forth the high and low bid prices per share of our common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
Fiscal Year 2008	Bid	Bid
First Quarter	$0.25	$0.14
Second Quarter	$0.13	$0.06
Third Quarter	$0.07	$0.01
Fourth Quarter	$0.05	$0.02

	High	Low
Fiscal Year 2009	Bid	Bid
First Quarter	$0.29	$0.04
Second Quarter	$0.27	$0.10
Third Quarter	$0.24	$0.12
Fourth Quarter	$0.13	$0.09

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

Holders

As of March 12, 2010, there were approximately 214 shareholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2009.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity complensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	28,486,119	(1)	$0.32	119,826,292	(2)
Equity compensation plans not approved by security holders	5,930,391		0.50	-

Total	34,416,510		0.35	119,826,292

(1)
Awards for 2,492,000 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan I ("2004 Plan 1"), 1,301,161 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan II ("2004 Plan 2" and together with the 2004 Plan I, the "2004 ACT Plans"), and 26,594,958 options have been issued under the 2005 Stock Plan.

(2)	This number included 370,000 shares available under the 2004 Plan I, 230,000 shares available under the 2004 Plan II, and 119,226,292 shares available under the 2005 Stock Plan.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Recent Sales of Unregistered Securities

None.

Use of Proceeds from Registered Securities

Not Applicable.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
			(restated)	(restated)
Revenue	$1,415,979	$787,106	$647,349	$440,842	$395,007

Net loss	(36,758,208)	(33,903,513)	(15,898,725)	(16,861,789)	(9,393,778)

Net loss per common share:
Basic	$(0.07)	$(0.14)	$(0.26)	$(0.58)	$(0.43)
Diluted	$(0.07)	$(0.14)	$(0.26)	$(0.58)	$(0.43)

	As of December 31,
	2009	2008	2007	2006	2005
			(restated)	(restated)
Total assets	$5,088,008	$2,577,778	$8,607,045	$16,989,718	$18,074,316

Long-term debt:
2005 Convertible debenture and embedded derivatives, net of discounts	$-	$85,997	$1,276,871	$10,466,735	$14,148,465
2006 Convertible debenture and embedded derivative, fair value	-	1,993,354	3,047,491	13,238,476	-
2007 Convertible debenture and embedded derivatives, fair value	-	7,706,344	3,482,542	-	-
2008 Convertible debenture and embedded derivatives, fair value	-	4,066,505	-	-	-
Convertible promissory notes and embedded derivatives, fair value	-	1,757,470	-	-	-
Amended and restated convertible debentures, net of discounts	7,605,107	-	-	-	-
Convertible promissory notes, net of discounts	744,417	-	-	-	-
2009 Convertible promissory notes, net of discounts	281,271	-	-	-	-
Total Long-term debt	$8,630,795	$15,609,670	$7,806,904	$23,705,211	$14,148,465

Redeemable preferred stock	$908,195	$-	$-	$-	$-

Cash dividends delcared per common share	$-	$-	$-	$-	$-

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Certain statements in this annual report on Form 10-K that are not historical in fact constitute “forward-looking statements.” Words such as, but not limited to, “believe,” “expect,” “anticipate,” “estimate,” “intend,” “plan,” and similar expressions are intended to identify forward-looking statements. Such forward-looking statements involve known and unknown risks, uncertainties and other factors based on the Company’s estimates and expectations concerning future events that may cause the actual results of the Company to be materially different from historical results or from any results expressed or implied by such forward-looking statements. These risks and uncertainties, as well as the Company’s critical accounting policies, are discussed in more detail under “Management’s Discussion and Analysis—Critical Accounting Policies” and in periodic filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of any contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We regularly review our estimates and assumptions, which are based upon historical experience, as well as current economic conditions and various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of certain assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions.

We believe that the following critical accounting policies are affected by significant judgments and estimates used in the preparation of our consolidated financial statements.

Fair Value Measurements — For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, we adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

We analyze all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

We did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815.

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

Stock Based Compensation— We record stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Recent Accounting Pronouncements

In September 2008, the FASB issued new accounting guidance regarding credit derivatives and certain guarantees. This guidance, found under ASC 815, Derivatives and Hedging, applies to credit derivatives within the scope of the guidance, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of the guidance. This guidance is effective for reporting periods (annual or interim) ending after November 15, 2008. The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding business combinations. This guidance, found under ASC 805, Business Combinations, amends the guidance relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. We adopted this guidance as of the beginning of fiscal 2009. We will apply the requirements of this guidance prospectively to any future acquisitions.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance, which is the period ending December 31, 2009.  The impact of the adoption of this guidance was not significant to our consolidated financial statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. We are currently evaluating the impact of this ASU on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2009 and 2008

	2009		2008

		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$1,415,979	100.0%	$787,106	100.0%

Cost of Revenue	500,899	35.4%	765,769	97.3%

Gross profit	915,080	64.6%	21,337	2.7%

Research and development expenses and Grant reimbursements	3,394,700	239.7%	8,530,408	1083.8%

General and administrative expenses	3,439,085	242.9%	5,009,418	636.4%

Loss on settlement of litigation	4,903,949	346.3%	5,436,137	690.6%

Non-operating income (expense):	(25,935,554)	-1831.6%	(14,948,887)	-1899.2%

Net loss	$(36,758,208)	-2596.0%	$(33,903,513)	-4307.4%

Revenues

Revenues relate to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The increase in revenue during the year ended December 31, 2009, was due to more new licenses being granted as compared to the year ended December 31, 2008 as well as license agreements that were terminated in 2009 that were recognized in 2009 revenue. During 2009, we recognized approximately $382,000 in license fee revenue for licenses that were terminated in 2009. Further, we received $3,600,000 in license fees in 2009, and of that we recognized an additional $231,000 in license fee revenues during the year ended December 31, 2009 as compared with 2008. We expect that our collaboration efforts with CHA Biotech in the SCRMI joint venture will provide us valuable opportunities to develop and license our technologies.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  R&D expenditures declined from $8,635,577 in 2008 to $3,531,540 for 2009.  The decline in R&D expenditures during the 2009 as compared to 2008 is primarily due to the fact that we closed our Charlestown, Massachusetts and Alameda, California facilities at the end of May 2008 and that we laid off a majority of our employees.

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

General and Administrative Expenses

General and administrative expenses for 2009 compared to 2008 decreased by $1,570,333 to $3,439,085 in 2009. This expense decrease was primarily a result of management’s efforts to reduce costs and streamline operations so that we could move closer to achieving profitability.  General and administrative expenses should continue to slightly decrease over the short term as we continue to streamline our operations. We expect that with the successful IND submission of our core technologies and a rebound of the U.S. and world economy there will come additional opportunities for growth and capital.

Loss on Settlement of Litigation

In 2008, we settled $603,474 in accounts payable through the issuance of 220,735,436 shares of our common stock. In 2009, we settled $505,199 in accounts payable through the issuance of 39,380,847 shares of our common stock. We recorded a loss on settlement of $4,793,949 and $5,436,137 in our accompanying statements of operations for the years ended December 31, 2009 and 2008, respectively.

On June 30, 2009, an investor submitted a conversion notice in the principal amount of $150,000 into 7,500,000 shares of common stock at $0.02 per share. At that time, we did not have sufficient authorized shares to satisfy this conversion notice. On July 6, 2009, by means of a settlement between the two parties, we agreed to deliver the 7,500,000 shares of our common stock no later than September 25, 2009.  We delivered the 7,500,000 shares on September 25, 2009. Further, we agreed to provide the investor with an additional $110,000 principal, which is to be upon the same terms and conditions as the original 2008 debenture. Accordingly, we recognized a loss on settlement in the amount of $110,000 during the year ended December 31, 2009.

Other Income (Expense)

Other income (expense), net, for 2009 and 2008 was ($25,935,554) and ($14,948,887), respectively. The change of ($10,986,667) is primarily due to the $38,517,692 loss on extinguishment of convertible debentures and note, offset by the decrease in the adjustments to fair value of derivatives of 23,103,668 also by interest expense of $10,86,498 as compared to $26,614,761 in 2008.

Interest expense including late fees was $9,190,807 and $26,614,761, for the years ended 2009 and 2008, respectively.  The decrease in interest expense is due to the additional debt that was issued in 2008 and the late fees incurred as we did not issue shares to convert the debt to equity and we do not have the cash to pay down the notes. Further, the interest expense in 2008 was greater than in 2009 because we amortized remaining debt discounts on all outstanding debentures as a result of our default on August 6, 2008.

The gain on the fair value of derivatives was $23,103,668 and $13,082,247, for the years ended 2009 and 2008, respectively.  The decline in our share price in 2007 and 2008 contributed most significantly to the gain on the fair value of derivatives, as well as issuance of new debt and warrants during 2009. In periods when the share price declines, the derivative securities become less attractive to exercise or out-of-the-money, and therefore the value of the derivative liabilities declines.

Comparison of the Years Ended December 31, 2008 and 2007

	2008		2007

		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$787,106	55.6%	$647,349	82.2%

Cost of Revenue	765,769	54.1%	428,913	54.5%

Gross profit	21,337	1.5%	218,436	27.8%

Research and development expenses and Grant reimbursements	8,530,408	602.4%	16,772,470	2130.9%

General and administrative expenses	5,009,418	353.8%	6,781,705	861.6%

(Gain) loss on settlement of litigation	5,436,137	383.9%	(193,862)	-24.6%

Non-operating income (expense):	(14,948,887)	-1055.7%	7,243,152	920.2%

Net loss	$(33,903,513)	-2394.4%	$(15,898,725)	-2019.9%

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

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  R&D expenditures declined from $16,839,649 in 2007 to $8,635,577 for 2008.  The decline in R&D expenditures during the 2008 as compared to 2007 is primarily due to the fact that we closed our Charlestown, Massachusetts and Alameda, California facilities at the end of May 2008.

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

Loss on Settlement of Litigation

In 2008, we settled $603,474 in accounts payable through the issuance of 220,735,436 shares of our common stock. We recorded a loss on settlement of $5,436,137 in our accompanying statement of operations for the year ended December 31, 2008. In 2007, we recognized a gain on settlement in the amount of $193,862.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	2009	2008	2007
Net cash used in operating activities	$(5,142,778)	$(2,964,820)	$(16,031,464)
Net cash used in investing activities	(7,538)	(174,514)	(139,873)
Net cash provided by financing activities	6,872,250	2,790,122	8,648,117
Net decrease in cash and cash equivalents	1,721,934	(349,212)	(7,523,220)
Cash and cash equivalents at the end of the period	$2,538,838	$816,904	$1,166,116

Cash used in operating activities changed from $2,964,820 in 2008 to $5,142,778 in 2009. The decrease is primarily attributable to the fact that we closed 2 facilities in May 2008 and have correspondingly reduced our operating costs. Cash used in operating activities in 2007 was $16,031,464. The primary difference between 2007 and 2008 is cash used to fund operations during 2007.

Cash used in investing activities was minimal in 2009, 2008 and 2007, and primarily consisted of purchases of property and equipment.

Cash generated by financing activities in 2009, 2008 and 2007 arose from proceeds from new convertible debt and preferred stock that we successfully raised.

We plan to fund our operations for the next twelve months primarily from the following financings:
•	During 2009 and the first quarter of 2010, we received $3,120,000 from our convertible promissory note financings with JMJ Financial. As of December 31, 2009, $2,880,000 remain available to us.
•
During 2009 and the first quarter of 2010, we received $3,483,000 from a convertible debenture issuance. The convertible debenture contains an Additional Investment Right that allows the Company to an additional $3,483,000 in funding.

•
During 2009, we received $2,588,000 from the issuance of a Series A-1 convertible preferred stock credit facility. We received an additional $283,000 in the first quarter 2010. The facility allows for a maximum placement of $5,000,000.

•
During 2009, we entered into a Series B preferred stock agreement that allows for an aggregate purchase price of $10,000,000. As of December 31, 2009, we had not received any proceeds from this financing.

•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

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

Contractual Obligations

At December 31, 2009, our significant contractual obligations were as follows:

	Payments due by Period
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating lease obligations	164,165	311,943	318,210	80,878	875,196
Total	$164,165	$311,943	$318,210	$80,878	$875,196

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2009, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Advanced Cell Technologies, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Advanced Cell Technologies, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the three years in the period ended December 31, 2009.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cell Technologies, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Cell Technologies, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2010 expressed an unqualified opinion on the effectiveness of Advanced Cell Technologies, Inc. and subsidiary’s internal control over financial reporting.

/s/ SingerLewak LLP

Los Angeles, California
March 16, 2010

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2009 AND 2008

	December 31,	December 31,
	2009	2008

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,538,838	$816,904
Accounts receivable	-	261,504
Prepaid expenses	9,054	32,476
Deferred royalty fees, current portion	91,598	182,198
Total current assets	2,639,490	1,293,082

Property and equipment, net	113,904	400,008
Investment in joint venture	-	225,200
Deferred royalty fees, less current portion	386,689	659,488
Deposits	2,170	-
Deferred issuance costs, net of amortization of $3,535,245, $8,666,387 and $3,874,300	1,945,755	-

TOTAL ASSETS	$5,088,008	$2,577,778

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,172,881	$8,287,786
Accrued expenses	2,031,032	2,741,591
Accrued default interest	-	3,717,384
Deferred revenue, current portion	805,926	834,578
Advances payable, other	-	130,000
2005 Convertible debenture and embedded derivatives, net of discounts of $0 and $0	-	85,997
2006 Convertible debenture and embedded derivatives (fair value $0 and $1,993,354 )	-	1,993,354
2007 Convertible debenture and embedded derivatives (fair value $0 and $7,706,344)	-	7,706,344
2008 Convertible debenture and embedded derivatives (fair value $0 and $4,066,505)	-	4,066,505
Convertible promissory notes and embedded derivatives (fair value $0 and $1,757,470)	-	1,757,470
Amended and restated convertible debentures, current portion, net of discounts of $585,088 and $0, respectively	7,605,107	-
Convertible promissory notes, current portion, net of discounts of $905,973 and $0, respectively	685,233	-
2009 Convertible promissory notes, current portion, net of discounts of $1,599,073 and $0, respectively	246,893	-
Embedded conversion option liabilities, current portion	6,772,200	-
Deferred joint venture obligations, current portion	56,602	167,335
Short term capital leases	-	12,955
Notes payable, other	-	468,425
Total current liabilities	24,375,874	31,969,724

Convertible promissory notes, less current portion, net of discounts of $1,150,300 and $0, respectively	59,184	-
2009 Convertible promissory notes, less current portion, net of disounts of $222,656 and $0, respectively	34,378	-
Embedded conversion option liabilities, less current portion	1,837,604	-
Warrant derivative liabilities	18,168,597	2,655,849
Deferred joint venture obligations, less current portion	6,870	63,473
Deferred revenue, less current portion	5,780,389	3,817,716
Total liabilities	50,262,896	38,506,762

Redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized,
92 and 0 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,044,305 and $0, respectively	908,195	-

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Common stock, $0.001par value; 1,750,000,000 shares authorized, 663,649,294 and 429,448,381 shares issued and outstanding	663,649	429,448
Additional paid-in capital	79,829,080	53,459,172
Accumulated deficit	(126,575,812)	(89,817,604)
Total stockholders' deficit	(46,083,083)	(35,928,984)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,088,008	$2,577,778

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
			(Restated)

Revenue (License fees and royalties)	$1,415,979	$787,106	$647,349
Cost of Revenue	500,899	765,769	428,913
Gross profit	915,080	21,337	218,436

Operating expenses:
Research and development	3,531,540	8,635,577	12,744,913
In-process R&D expense - Mytogen	-	-	4,094,736
Grant reimbursements	(136,840)	(105,169)	(67,179)
General and administrative expenses	3,439,085	5,009,418	6,781,705
(Gain) loss on settlement of litigation	4,903,949	5,436,137	(193,862)
Total operating expenses	11,737,734	18,975,963	23,360,313
Loss from operations	(10,822,654)	(18,954,626)	(23,141,877)

Non-operating income (expense):
Interest income	4,661	7,933	162,091
Interest expense and late fees	(9,190,807)	(26,614,761)	(21,023,663)
Loss on extinguishment of convertible debentures and note	(38,517,692)	-	-
Adjustments to fair value of derivatives	23,103,668	13,082,247	32,835,057
Finance cost	(1,705,691)	(806,079)	(15,400)
Charges related to issuance of 2008 convertible debentures	-	(1,217,342)	-
Charges related to issuance of 2007 convertible debenture and warrants	-	-	(3,871,656)
Charges related to repricing of 2005 convertible debenture and warrants	-	-	(843,277)
Gain related to repricing of 2006 and 2007 convertible debentures and warrants	-	847,588	-
Losses attributable to equity method investment	(144,438)	(20,930)	-
Loss on disposal of fixed assets	-	(227,543)	-
Gain on forgiveness of debt	598,425	-	-
Loss on warrant re-pricing	(83,680)	-	-
Total non-operating income (expense)	(25,935,554)	(14,948,887)	7,243,152

Loss before income tax	(36,758,208)	(33,903,513)	(15,898,725)

Income tax	-	-	-
Net loss	$(36,758,208)	$(33,903,513)	$(15,898,725)

Weighted average shares outstanding :
Basic	521,343,094	245,279,135	61,115,618
Diluted	521,343,094	245,279,135	61,115,618

Loss per share:
Basic	$(0.07)	$(0.14)	$(0.26)
Diluted	$(0.07)	$(0.14)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance December 31, 2006 (Restated)	39,318,070	39,318	12,291,873	(40,015,366)	(27,684,175)

Convertible debentures redemptions	19,243,386	19,243	6,879,914	-	6,899,157

Convertible debentures conversions	16,625,579	16,626	11,069,317	-	11,085,943

Issuance of stock in payment of board fees	35,909	36	20,716	-	20,752

Option compensation charges	-	-	531,113	-	531,113

Issuance of stock in payment of license fees	800,000	800	607,200	-	608,000

Issuance of stock in payment of employee bonuses	515,000	515	406,335	-	406,850

Issuance of stock to employees	340,000	340	16,660	-	17,000

Issuance of stock in payment of legal fees	85,000	85	67,915	-	68,000

Issuance of stock in acquisition of Mytogen	8,064,517	8,064	2,411,291	-	2,419,355

Net loss for the year ended December 31, 2007 (Restated)	-	-	-	(15,898,725)	(15,898,725)

Balance December 31, 2007 (Restated)	85,027,461	$85,027	$34,302,334	$(55,914,091)	$(21,526,730)

Convertible debentures redemptions	65,463,111	65,463	5,390,989	-	5,456,452

Convertible debentures conversions	39,741,987	39,743	6,121,900	-	6,161,643

Issuance of stock for debenture financing costs	14,710,329	14,710	791,369	-	806,079

Option compensation charges	-	-	527,243	-	527,243

Adjustment to fair value of derivatives	-	-	78,367	-	78,367

Issuance in respect of anti-dilution provision of convertible debenture	70,503	71	15,510	-	15,581

Issuance of stock in payment of professional fees	1,002,291	1,002	212,847	-	213,849

Issuance of stock in settlement of accounts payable	220,735,436	220,735	5,818,877	-	6,039,612

Issuance of stock under stock incentive plan	1,497,263	1,497	140,936	-	142,433

Issuance of stock upon exercise of options	1,200,000	1,200	58,800	-	60,000

Net loss for the year ended December 31, 2008	-	-	-	(33,903,513)	(33,903,513)

Balance December 31, 2008	429,448,381	$429,448	$53,459,172	$(89,817,604)	$(35,928,984)

Convertible debentures redemptions	63,009,884	63,010	5,965,243	-	6,028,253

Debt and preferred stock conversions	104,412,687	104,413	9,299,147	-	9,403,560

Option compensation charges	-	-	817,444	-	817,444

Issuance of stock in settlement of accounts payable	39,380,847	39,381	5,259,767	-	5,299,148

Issuance of stock in payment of debt issue costs for preferred stock credit facility	24,900,000	24,900	4,706,100	-	4,731,000

Issuance of common stock for legal services	375,000	375	37,875	-	38,250

Issuance of common stock on cashless warrant exercise	2,122,495	2,122	284,332	-	286,454

Net loss for the year ended December 31, 2009	-	-	-	(36,758,208)	(36,758,208)

Balance December 31, 2009	663,649,294	$663,649	$79,829,080	$(126,575,812)	$(46,083,083)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

	2009	2008	2007
			(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,758,208)	$(33,903,513)	$(15,898,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,472	402,867	386,643
Write-off of uncollectible accounts receivable	-	30,782	-
Amortization of deferred charges	363,399	702,018	407,391
Amortization of deferred revenue	(1,415,979)	(798,310)	(497,349)
Redeemable preferred stock dividend accrual	123,609	-	-
Stock based compensation	817,444	889,269	531,113
Amortization of deferred issuance costs	3,535,245	4,792,087	3,874,300
Amortization of discounts	4,134,693	17,871,392	17,052,016
(Gain) loss on extinguishment of debt	38,517,692	-	(193,862)
Adjustments to fair value of derivatives	(23,103,668)	(13,082,247)	(32,835,057)
Charges related to issuance of 2008 convertible promissory notes	-	685,573	-
Mytogen acqiusition	-	-	4,094,736
Charges related to issuance of 2008 convertible debenture	-	531,769	-
Charges related to issuance of 2007 convertible debentures	-	-	3,871,656
Repricing of 2005 convertible debentures and warrants	-	-	843,277
Repricing of 2006 and 2007 convertible debentures and warrants	-	(847,588)	-
Shares of common stock issued for services	38,250	759,496	1,307,828
Warrants issued for consulting services	130,663	155,281	-
Charges related to settlement of anti-dilution provision	-	15,581	-
Shares of common stock issued for board fees	-	-	20,752
Non-cash financing costs	1,704,535	806,079	-
Loss on warrant repricing	83,680	-	-
Forfeiture of rent deposits	-	88,504	-
Loss on disposal of fixed assets	-	227,543	-
Loss on settlement of litigation	4,903,949	5,436,137	-
Gain on forgiveness of debt	(598,425)	-	-
Loss attributable to investment in joint venture	144,438	20,930	-
Amortization of deferred joint venture obligations	(86,574)	(15,322)	-
(Increase) / decrease in assets:
Accounts receivable	261,504	(265,260)	39,293
Prepaid expenses	23,422	35,940	42,812
Deferred charges	-	-	(55,000)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(2,915,249)	5,355,229	976,712
Accrued interest	1,311,330	3,722,198	-
Deferred revenue	3,350,000	3,418,745	-

Net cash used in operating activities	(5,142,778)	(2,964,820)	(16,031,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(5,368)	(174,514)	(158,522)
(Payment) return of deposits	(2,170)	-	18,649

Net cash used in investing activities	(7,538)	(174,514)	(139,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	-	-	17,000
Proceeds from issuance of convertible debentures	-	2,182,432	8,848,200
Payments on convertible debentures	-	-	(139,123)
Payments on notes and leases	-	(18,650)	(77,960)
Proceeds from convertible promissory notes	4,284,250	630,000	-
Payment for issuance costs on note payable	-	(3,660)	-
Proceeds from issuance of Series A-1 convertible preferred stock	2,588,000	-	-

Net cash provided by financing activities	6,872,250	2,790,122	8,648,117

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,721,934	(349,212)	(7,523,220)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	816,904	1,166,116	8,689,336

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,538,838	$816,904	$1,166,116

CASH PAID FOR:
Interest	$-	$-	$10,016
Income taxes	$970	$1,549	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 63,009,884, 65,463,111 and 19,243,386 shares of common stock in redemption of debt	$6,028,253	$5,456,452	$7,038,000
Issuance of 87,739,641, 39,741,987 and 16,625,579 shares of common stock in conversion of debt	$7,736,256	$6,161,643	$8,391,000
Issuance of 16,673,046 shares of common stock in conversion of preferred stock	$1,667,304	$-	$-
Issuance of 24,900,000 shares of common stock in payment convertible preferred stock issuance costs	$4,731,000	$-	$-
Issuance of stock on cashless exercise of warrants	$286,454	$-	$-
Issuance of 39,380,847, 220,735,436 and 0 shares of common stock in settlement of litigation	$5,299,148	$6,039,612	$-
Issuance of 70,503 shares of common stock to settle an anti-dilution provision feature of convertible debenture	$-	$15,581	$-
Issuance of 1,200,000 shares of common stock upon exercise of employee stock options	$-	$60,000	$-
Issuance of 35,909 shares of common stock in payment of board fees	$-	$-	$21,000
Issuance of 800,000 shares of common stock in payment of license fees	$-	$-	$608,000
Issuance of 515,000 shares of common stock in payment of employee bonuses	$-	$-	$407,000
Issuance of 85,000 shares of common stock in settlement of legal fees	$-	$-	$68,000
Issuance of 8,064,517 shares of common stock in acquisition of Mytogen	$-	$-	$2,419,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

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

Principles of Consolidation — The accounts of the Company and its wholly-owned subsidiary Mytogen, Inc. (“Mytogen”) are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated in consolidation.

Segment Reporting —ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment. Disaggregation of the Company’s operating results is impracticable, because the Company’s research and development activities and its assets overlap, and management reviews its business as a single operating segment. Thus, discrete financial information is not available by more than one operating segment.

Use of Estimates — These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated variables used to calculate the Black-Scholes option pricing model used to value derivative instruments as discussed below under “Fair Value Measurements”. In addition, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the Company’s property and equipment and its accounts receivable allowance. Actual results could differ from those estimates.

Reclassifications — Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2009 and December 31, 2008, the Company had deposits in excess of federally-insured limits totaling $2,028,195 and $655,074, respectively.

Accounts Receivable — The Company periodically assesses its accounts receivable for collectability on a specific identification basis. Past due status on accounts receivable is based on contractual terms. If collectability of an account becomes unlikely, the Company records an allowance for that doubtful account. Once the Company has exhausted efforts to collect, management writes off the account receivable against the allowance it has already created. The Company does not require collateral for its trade accounts receivable.

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

Equity Method Investment — The Company follows ASC 323 “Investments-Equity Method and Joint Ventures” in accounting for its investment in the joint venture. In the event the Company’s share of the joint venture’s net losses reduces the Company’s investment to zero, the Company will discontinue applying the equity method and will not provide for additional losses unless the Company has guaranteed obligations of the joint venture or is otherwise committed to provide further financial support for the joint venture. If the joint venture subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

Deferred Issuance Costs — Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures. The weighted average amortization period for deferred debt issuance costs is 48 months.

Intangible and Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2009, the Company had not experienced impairment losses on its long-lived assets.

Fair Value Measurements — For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable, advances payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

On January 1, 2008, the Company adopted ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

The Company’s warrant and non-employee option derivative liabilities are carried at fair value totaling $18,168,597 and $2,655,849, as of December 31, 2009 and December 31, 2008, respectively.  The Company’s embedded conversion option liabilities are carried at fair value totaling $8,609,804 and $1,842,976 as of December 31, 2009 and December 31, 2008, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At December 31, 2009, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	December 31, 2009
	As of	Using Fair Value Hierarchy
Derivative Liabilities	December 31, 2009	Level 1	Level 2	Level 3
Warrant derivative liabilities	$18,168,597	$-	18,168,597	-
Embedded conversion option liabilities	8,609,804	-	8,609,804	-
	$26,778,401	$-	26,778,401	-

For the years ended December 31, 2009, 2008 and 2007, the Company recognized a gain of $23,103,668, $13,082,247, and $32,835,057, respectively, for the changes in the valuation of derivative liabilities.

The Company did not identify any other non-recurring assets and liabilities that are required to be presented in the consolidated balance sheets at fair value in accordance with ASC 815.

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

Research and Development Costs — Research and development costs consist of expenditures for the research and development of patents and technology, which cannot be capitalized. The Company’s research and development costs consist mainly of payroll and payroll related expenses, research supplies and research grants. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval. Research and development costs are expensed as incurred.

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 28,486,119 options outstanding as of December 31, 2009.

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

Net Loss Per Share — Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At December 31, 2009, 2008 and 2007, approximately 395,549,000, 270,206,000 and 67,000,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks — Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007
Genzyme Transgenics Corporation	28%	17%	20%
Exeter Life Sciences, Inc.	*	16%	19%
START Licensing, Inc.	*	13%	15%
Terumo Corporation	*	25%	*
International Stem Cell Corporation	10%	11%	*
Transition Holdings, Inc.	14%	*	*

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

Recent Accounting Pronouncements

In September 2008, the FASB issued new accounting guidance regarding credit derivatives and certain guarantees. This guidance, found under ASC 815, Derivatives and Hedging, applies to credit derivatives within the scope of the guidance, hybrid instruments that have embedded credit derivatives, and guarantees within the scope of the guidance. This guidance is effective for reporting periods (annual or interim) ending after November 15, 2008. The impact of the adoption of this guidance was not significant to the Company’s consolidated financial statements.

In April 2009, the FASB issued new accounting guidance regarding business combinations. This guidance, found under ASC 805, Business Combinations, amends the guidance relating to the initial recognition and measurement, subsequent measurement and accounting and disclosures of assets and liabilities arising from contingencies in a business combination. This guidance is effective for fiscal years beginning after December 15, 2008. The Company adopted this guidance as of the beginning of fiscal 2009. The Company will apply the requirements of this guidance prospectively to any future acquisitions.

On July 1, 2009, the Company adopted Accounting Standards Update (“ASU”) No. 2009-01, “Topic 105 - Generally Accepted Accounting Principles - amendments based on Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”).  ASU No. 2009-01 re-defines authoritative GAAP for nongovernmental entities to be only comprised of the FASB Accounting Standards Codification™ (“Codification”) and, for SEC registrants, guidance issued by the SEC.  The Codification is a reorganization and compilation of all then-existing authoritative GAAP for nongovernmental entities, except for guidance issued by the SEC.  The Codification is amended to effect non-SEC changes to authoritative GAAP.  Adoption of ASU No. 2009-01 only changed the referencing convention of GAAP in Notes to the consolidated financial statements.

In August 2009, the FASB issued Accounting Standards Update 2009-05, Fair Value Measurements and Disclosures (ASC 820) Measuring Liabilities at Fair Value. This guidance clarifies that in circumstances in which a quoted price in an active market for an identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the of the techniques prescribed by the update. This guidance is effective for the first reporting period beginning after issuance, which is the period ending December 31, 2009.  The impact of the adoption of this guidance was not significant to the Company’s consolidated financial statements.

In October 2009, the FASB issued an Accounting Standards Update ("ASU") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The Company is currently evaluating the impact of this ASU on its consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

3.	RESTATEMENT

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

On September 6, 2006, the Company entered into a securities purchase agreement in which the purchasers purchased from the Company convertible debentures and warrants to purchase shares of the Company’s common stock. In connection with that transaction, and for each quarter thereafter, the Company performed a valuation of the debentures and warrants.

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

In accordance with ASC 250, the Company has determined that these were errors, and has therefore restated the accompanying statements of operations, and cash flows for the year ended December 31, 2007 and the balance sheet as of December 31, 2007.

	As Originally Reported	Restated	Difference

December 31, 2007

Balance Sheet
Deferred issuance costs	$5,107,599	$4,772,087	$(335,512)
2005 Convertible debenture and embedded derivatives – current portion	$1,040,156	$1,276,871	$236,715
2006 Convertible debenture and embedded derivatives – current portion	$906,860	$1,625,327	$718,467
2007 Convertible debenture and embedded derivatives – current portion	$363,805	$1,160,847	$797,042
2006 Convertible debenture and embedded derivatives, less current portion	$793,504	$1,422,164	$628,660
2007 Convertible debenture and embedded derivatives, less current portion	$2,364,731	$2,321,695	$(43,036)
Accumulated deficit	$(53,240,732)	$(55,914,091)	$(2,673,359)
Total stockholders’ deficit at December 31, 2007	$(18,853,371)	$(21,526,730)	$(2,673,359)

4.	LICENSE REVENUE

On April 30, 2008 the Company received a one-time payment of $300,000 from Terumo International which extended their ability to commence a Phase I Clinical Trial in Japan by one year.  All other terms and conditions for the license agreement between Terumo and the Company remain the same.

On May 23, 2008 and June 17, 2009, the Company received $150,000 and $150,000, respectively, from International Stem Cells, Inc. as a continuing annual payment to renew its license fee for use of certain of the Company’s technologies.

On July 10, 2008, the Company granted an exclusive license to Embryome Sciences, Inc., a wholly owned subsidiary of BioTime, Inc., to use its “ACTCellerate” embryonic stem cell technology and a bank of over 140 diverse progenitor cell lines derived using that technology. Under the agreement, the Company received an up-front payment of $470,000, and is eligible to receive an 8% royalty on sales of products, services, and processes that utilize the licensed technology. However, in connection with the rent judgment discussed in Note 15, in connection with unpaid rents owed with its landlord, the Company has assigned the landlord rights and interest to 62.5% of all royalties on this contract, and 65% of all other consideration payable under this license agreement until such time that the Company has repaid amounts owed to the landlord that total $475,000. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

In connection with the joint venture agreement discussed in Note 5, on December 1, 2008, the Company entered into a license agreement with CHA for the exclusive, worldwide license to the Hemangioblast Program. Under the agreement, CHA agreed to acquire the Company’s core technology for $500,000 in cash. During the year ended December 31, 2008, the Company received $250,000. The Company received the remaining $250,000 in January 2009. Accordingly, the Company recorded $250,000 in accounts receivable in its consolidated balance sheets at December 31, 2008. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On December 18, 2008, the Company entered into a license agreement with Transition Holdings, Inc. for certain of the Company’s non-core technology. Under the agreement, Transition agreed to acquire a license to the technology for a total of $3.5 million in cash. During the year ended December 31, 2008, the Company received $2,000,000, less wire fees, in cash under this agreement. The Company received the remaining $1,500,000 in 2009. The Company expects to apply the proceeds towards its retinal epithelium (“RPE”) cells program. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

On March 30, 2009, the Company entered into a second license agreement with CHA under which the Company will license its RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,100,000 during the second quarter of 2009, and another $300,000 progress payment on December 3, 2009. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

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

In connection with the above license agreements, the Company has recorded $553,448 and $302,239 in license fee revenue for the years ended December 31, 2009 and 2008, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at December 31, 2009 and 2008, respectively.

5.	INVESTMENT IN JOINT VENTURE

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

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $29,412 and $2,450 in license fee revenue for the years ended December 31, 2009 and 2008, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $469,363 and $497,550 was accrued in deferred revenue in the accompanying consolidated balance sheets at December 31, 2009 and 2008, respectively.

ASC 323 “Investments-Equity Method and Joint Ventures” requires that the difference between the cost of an investment and the amount of underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary. The Company has calculated the difference between the cost of the investment and the amount of underlying equity in net assets of the joint venture to be $196,130, based on the Company’s initial cost basis in the investment of $246,130, less its 33.3% of the initial equity in net assets of the joint venture of $50,000.  The Company will amortize the $196,130 over the term of the shorter of the equipment usage or lease term (through April 2010, or 17 months from December 1, 2008). The amortization will be applied against the value of the Company’s investment. Amortization expense for the years ended December 31, 2009 and 2008 was $80,762 and $11,537, respectively.

The following table is a summary of key financial data for the joint venture as of and for the year ended December 31, 2009:

Current assets	$737,760
Noncurrent assets	$501,744
Current liabilities	$863,436
Noncurrent liabilities	$488,297
Net revenue	$26,775
Net loss	$(1,526,851)

The following table is a summary of the activity from December 31, 2008 to December 31, 2009 in the Company’s investment in the joint venture:

Balance, December 31, 2008	$225,200
Losses attributable to investment	(144,438)
Amortization of premium	(80,762)
Balance, December 31, 2009	$-

6.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2009 and 2008:

	2009	2008
Machinery & equipment	$1,470,306	$1,470,141
Computer equipment	441,744	436,541
Office furniture	76,201	76,201
Leasehold improvements	127,197	127,197
Capital leases	51,235	51,235
Accumulated depreciation	(2,052,779)	(1,761,307)
Property and equipment, net	$113,904	$400,008

Depreciation expense for the years ended December 31, 2009, 2008 and 2007 amounted to $291,472, $402,867 and $386,643, respectively.

7.	AMENDED AND RESTATED CONVERTIBLE DEBENTURES

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

Amendment and Forbearance to 2005, 2006, 2007 and 2008 Debentures

Pursuant to the Consent and Amendment, the Company agreed to issue to each Holder in exchange for such Holder’s Debenture an amended and restated Debenture (the “Amended and Restated Debentures”) in a principal amount equal to the principal amount of such Holder’s Debenture times 1.35 minus any interest paid thereon. The conversion price under the Amended and Restated Debentures was reduced to $0.10, subject to further adjustment as provided therein (including for stock splits, stock dividends, and certain subsequent equity sales). The maturity date under the Amended and Restated Debentures was extended until December 31, 2010. The Amended and Restated Debentures bear interest at the rate of 12% per annum, which shall accrete to, and increase the principal amount payable upon maturity. The Amended and Restated Debentures amortize beginning on September 25, 2009 and then the first day of each month thereafter until maturity at a rate of 6.25% of the outstanding principal amount per month, valued at the lesser of the then conversion price and 90% of the average volume weighted average price for the ten prior trading days. The Company agreed to issue to each holder in exchange for the holder’s amended and restated warrants (the “Amended and Restated Warrants”), as well as additional warrants exercisable into 79,076,873 shares of the Company’s common stock for a total of warrants exercisable into 192,172,519 shares of common stock, both warrants containing a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments (including for stock splits, stock dividends, and certain subsequent equity sales). The termination date under the Amended and Restated Warrants was extended until June 30, 2014. The Company agreed to amend its articles of incorporation to increase the number of authorized shares of Common Stock (the “Amendment”). The Company agreed to increase the number of shares available for issuance under the Company’s 2005 Stock Incentive Plan to 129,000,000 shares. The Holders agreed to waive any event of default under the Debentures resulting solely from (i) any adjustment to the conversion price of the Debenture and exercise price of the Warrants that would result from the reduction of the conversion price of certain securities of the Company pursuant to the Stipulation of Settlement, dated March 11, 2009, between the Company and one of its Debenture holders, and (ii) any failure by the Company to reserve such number of authorized but unissued shares of common stock issuable upon conversion of the Debentures and exercise of the Warrants.

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

The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the change in conversion price of the 2005, 2006, 2007 and 2008 convertible debentures. ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company has concluded that the issuance of the amended and restated debentures constitutes a substantial modification. During the year ended December 31, 2009, the Company recognized a loss on extinguishment of convertible debentures of $34,679,545 representing the difference between the fair value of the amended and restated convertible debentures and the carrying value of the original 2005, 2006, 2007 and 2008 convertible debentures. The fair value of the amended and restated convertible debentures at July 29, 2009 was $18,192,813, net of debt discounts of $2,011,065 that will be amortized over the remaining life of the amended and restated convertible debentures. The following table summarizes the convertible debentures:

December 31, 2008
2005 Convertible debenture and embedded derivatives, net of discounts of $0	$85,997
2006 Convertible debenture and embedded derivatives, fair value	1,993,354
2007 Convertible debenture and embedded derivatives, fair value	7,706,344
April 2008 Convertible debenture and embedded derivatives	4,066,505
Fair value 2005, 2006, 2007 and 2008 convertible debentures	$13,852,200

Year ended December 31, 2009
Convertible debenture conversions	$(12,495,486)
Change in fair value of embedded derivatives through July 29, 2009	6,823,641
Adjustment to bifurcate embedded derivatives upon adoption of ASC 815 on July 29, 2009	(7,629,147)
Addition to principal to Debenture Holder	110,000
Accrued default interest on 2005, 2006, 2007 and 2008 convertible debentures, December 31, 2008	3,522,964
Additional accrual of default interest through July 29, 2009	1,227,181
Loss on extinguishment on July 29, 2009	767,778
Amortization of debt discounts	1,425,976

December 31, 2009 Balance, Amended and restated convertible debentures	$7,605,107

Less: current portion	(7,605,107)
Non-current portion	$-

Interest expense from amortization of debt discounts for the years ended December 31, 2009, 2008 and 2007 was $2,917,266, $22,542,636 and $7,036,397, respectively. Default interest expense recognized for the years ended December 31, 2009, 2008 and 2007 was $1,227,180 and $3,522,964, and $0, respectively.

In connection with the amended and restated convertible debentures, the Company issued an additional 79,076,873 warrants to all holders. The warrants are in addition to the 113,095,646 warrants held by the holders just before the issuance of the amended and restated convertible debentures, for a total of 192,172,519 issued to the holders of the amended and restated convertible debentures. The terms of the amended and restated warrants include a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. The fair value of the 113,095,646 warrants immediately prior to the July 29, 2009 modification was estimated at $14,396,487 representing a decrease in the fair value of the liability of $9,521,469 through the date of modification, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at July 29, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.50% - 1.72%, and (4) expected life of 1.09 – 3.68 years. The July 29, 2009 fair value of the 192,172,519 warrants was estimated at $29,956,246 using the Black-Scholes pricing model. The warrants were again valued at $16,072,842 at December 31, 2009 at fair value using the Black-Scholes model. The total decrease in the fair value of this warrant liability was $5,195,108 during the year ended December 31, 2009, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at December 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 2.69%, and (4) expected life of 4.5 years.
The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the amended and restated convertible debentures. The fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $7,629,146 immediately prior to the July 29, 2009 modification. As of July 29, 2009, the convertible debentures were convertible at the option of the holders into a total of 101,213,921 shares, subject to anti-dilution and other customary adjustments. The decrease in fair value of $8,550,020 was recorded through the results of operations as an adjustment to fair value of derivatives during the year ended December 31, 2009. The assumptions used in the Black-Scholes option pricing model at July 29, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.14% – 0.50%, and (4) expected life of 0.01 – 1.09 years. As of December 31, 2009, the convertible debentures were convertible at the option of the holders into a total of 81,901,980 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $4,519,815 at December 31, 2009, representing a decrease in the fair value of the liability of $17,644,086 during the year ended December 31, 2009. The assumptions used in the Black-Scholes option pricing model at December 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 0.47%, and (4) expected life of 1.0 years. Additionally, $1,796,368 was recorded in loss on extinguishment of the 2008 convertible debenture during the year ended December 31, 2009, prior to the July 29, 2009 modification, as a result of a settlement with a debenture holder in February 2009. See Note 13. The change in fair value of derivative liabilities related to the 2005-2007 debentures and warrants for the year ended December 31, 2007 was $23,211,679.

8.	AMENDED CONVERTIBLE PROMISSORY NOTES

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

Terms of the Original Notes

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

Effective February 15, 2008, in exchange for $1,000,000 in the form of a Secured & Collateralized Promissory Note (the “JMJ Note”) issued by JMJ Financial to the Company, the Company issued and sold an unsecured convertible note (“Note B”) to JMJ Financial in the aggregate principal amount of $1,200,000 or so much as may be paid towards the balance of the JMJ Note. Note B bears interest at the rate of 10% per annum, and is due by February 15, 2010. At any time following the effective date of Note B, the holder may at its election convert all or part of Note B plus accrued interest into shares of the Company’s common stock at the conversion rate of the lesser of: (a) $0.38 per share, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. In connection with the issuance of Note B, the Company entered into a Collateral and Security Agreement dated as of February 15, 2008 with JMJ Financial pursuant to which the Company granted JMJ Financial a security interest in certain of its assets securing the JMJ Note. As of December 31, 2009, the Company had drawn down and received the following amounts under Note B:

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

The Note agreement does not limit the number of shares that the Company could be required to issue. The convertible debenture is convertible at the option of the holders into a total of 12,707,990 shares of common stock as of December 31, 2009, subject to anti-dilution and other customary adjustments.

Impact of Modification

The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the change in conversion price of the Notes. ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company has concluded that the issuance of the amendment to the February 15, 2008 convertible promissory notes constitutes a substantial modification. During the year ended December 31, 2009, the Company recognized a gain on extinguishment of convertible debentures of $199,418 representing the difference between the fair value of the amended and restated convertible promissory notes and the carrying value of the original convertible promissory notes. The fair value of the amended convertible debentures at August 25, 2009 was $828,818, net of debt discounts of $29,968 that will be amortized over the remaining life of the amended and restated convertible debentures. The following table summarizes the convertible promissory notes:

December 31, 2008
Fair value convertible promissory notes, December 31, 2008	$1,757,470

Year ended December 31, 2009
Convertible promissory note conversions	$(1,269,026)
Additional procceds from convertible promissory notes	2,620,000
Change in fair value of embedded derivatives through August 15, 2009	(478,521)
Adjustment to bifurcate embedded derivatives upon adoption of ASC 815
on August 15, 2009	(558,949)
Accrued default interest on convertible promissory notes, December 31, 2008	194,420
Additional accrual of default interest through August 15, 2009	84,151
Accrued convertible promissory note interest through August 15, 2009	79,720
Gain on extinguishment on August 15, 2009	(249,473)
Debt discounts	(2,409,199)
Amortization of debt discounts	973,824

December 31, 2009 Balance, Amended convertible promissory notes	$744,417

Less: current portion	(685,233)
Non-current portion	$59,184

Interest expense from amortization of debt discounts for the years ended December 31, 2009 and 2008 was $1,220,220 and $157,235, respectively. Default interest expense recognized for the years ended December 31, 2009 and 2008 was $84,151 and $194,420, respectively.

The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the amended convertible promissory notes. The fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $558,949 immediately prior to the August 15, 2009 modification. As of August 15, 2009, the convertible promissory notes were convertible at the option of the holders into a total of 7,934,211 shares just prior to modification and into a total of 8,644,737 shares just after the modification, subject to anti-dilution and other customary adjustments. The decrease in fair value of $496,955 was recorded through the results of operations as an adjustment to fair value of derivatives during the year ended December 31, 2009. The assumptions used in the Black-Scholes option pricing model at August 15, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.26%, and (4) expected life of 0.48 years. As of December 31, 2009, the convertible promissory notes were convertible at the option of the holders into a total of 12,707,990 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $387,391 at December 31, 2009, representing a decrease in the fair value of the liability of $603,062 during the years ended December 31, 2009. The assumptions used in the Black-Scholes option pricing model at December 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 0.06%, and (4) expected life of 0.13 years.
During the year ended December 31, 2009, the Company converted the entire $732,000 of Note A into 8,061,264 shares of its common stock, and $505,025 of Note B into 6,106,698 shares of its common stock.
Amendment to Convertible Promissory Notes with JMJ Financial
On October 1, 2009, October 29, 2009, October 29, 2009 and October 30, 2009, the Company entered into Addendums (“Notes B1-B4”) to Note B convertible promissory note, under the same terms and conditions as Note B. The following table summarizes the key terms of Notes B1-B4:

						Principal
						Outstanding
Note B	Effective	Maturity	Available	Principal	Interest	December 31,
Addendum	Date	Date	Consideration	Sum	Rate	2009
Note B1	10/1/2009	10/1/2012	$1,120,000	$1,320,000	18%	$1,320,000
Note B2	10/29/2009	10/29/2012	1,120,000	1,320,000	18%	330,000
Note B3	10/29/2009	10/29/2012	1,120,000	1,320,000	18%	117,857
Note B4	10/30/2009	1/19/2013	1,120,000	1,320,000	18%	117,857
			$4,480,000	$5,280,000		$1,885,714

The conversion rate of Notes B1-B2 is the lesser of (a) $0.38, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. The conversion rate of Notes B3-B4 is the lesser of (a) $0.25, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion.

The following table summarizes the JMJ Financial convertible promissory notes outstanding at December 31, 2009:

Convertible promissory notes, principal	$2,800,690
Debt discounts	(2,056,273)

Net convertible promissory notes	$744,417
Less current portion	(685,233)

Convertible promissory notes, long term	$59,184

The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the Note B Addendums. The initial fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $2,065,370 between October 9 and December 16, 2009 on the various dates that the money was drawn. The fair value of the embedded conversion option was again valued using the Black-Scholes model at December 31, 2009, resulting in a fair value of $2,084,336 as of December 31, 2009. The increase in fair value of $18,966 was recorded through the results of operations as an adjustment to fair value of derivatives during the year ended December 31, 2009. The assumptions used in the Black-Scholes option pricing model between October 9 and December 16, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 180 - 185%, (3) risk-free interest rate of 1.27 - 1.52%, and (4) expected life of 2.79 - 3.22 years. As of December 31, 2009, the Note B Addendums were convertible at the option of the holders into a total of 26,190,476 shares, subject to anti-dilution and other customary adjustments. The assumptions used in the Black-Scholes option pricing model at December 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 1.7%, and (4) expected life of 2.75 – 3.05 years.

The Company recorded finance costs in the amount of $465,370 in its accompanying consolidated statement of operations for the year ended December 31, 2009, representing the excess of the fair value of the conversion option feature over the face value of Notes B2-B4. Interest expense from amortization of debt discounts on Notes B1-B4 for the years ended December 31, 2009 and 2008 was $92,306 and $0, respectively.

9.	2009 CONVERTIBLE PROMISSORY NOTES

On November 12, 2009, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain subscribers (the “Subscribers”). Pursuant to the Subscription Agreement, the Company agreed to sell, and the Subscribers agreed to purchase, subject to the terms and conditions therein, original issue discount promissory notes in the principal amount of a minimum of $2,400,000, for a purchase price of a minimum of $2,000,000 (the “Notes”), representing a 16.67% original issue discount. The Notes will be convertible into shares of the Company’s common stock at a conversion price of $0.10. Pursuant to the Subscription Agreement, the Company also agreed to issue (i) one-and-one third Class A warrants (“Class A Warrants”) for each two shares of common stock underlying the Notes, to purchase shares of the Company’s common stock with a term of five years and an exercise price of $0.108, (ii) additional investment rights, exercisable until 9 months after the initial closing date of the Subscription Agreement (“Additional Investment Rights”), to purchase (a) original issue discount promissory notes (“AIR Notes”), with the same terms as the Notes, in the principal amount of up to the principal amount of the Notes to be purchased by the Subscribers, for a purchase price of up to the purchase price paid by the Subscribers for the Notes, with a conversion price of $0.10, and (b) one-and-one third Class B warrants (“Class B Warrants”) for each two shares of common stock underlying the AIR Notes, to purchase shares of the Company’s common stock with a term of five years and an exercise price of $0.108.

The Company will be required to redeem the Notes monthly commencing in May 2010, in the amount of 14.28% of the initial principal amount of the Notes, in cash or common stock at the Company’s option (subject to the conditions set forth in the Notes), until the Notes are paid in full. The maturity date of the 2009 convertible promissory notes is November 12, 2010.

The initial closing under the Subscription Agreement occurred on November 12, 2009, pursuant to which, the Company sold Notes in the principal amount of $1,662,000 for a purchase price of $1,385,000. In addition, on November 13, 2009, the Company sold Notes in the principal amount of $441,000 for a purchase price of $367,500 (including $67,500 previously owed to a subscriber for legal services). The closing that occurred on November 13, 2009 was deemed part of the initial closing, such that, pursuant to the initial closing under the Subscription Agreement, the Company sold Notes in the aggregate principal amount of $2,103,000 for an aggregate purchase price of $1,752,500. Pursuant to the initial closing under the Subscription Agreement, the Company also issued an aggregate of (i) 13,984,950 Class A Warrants, and (ii) Additional Investment Rights for the purchase of up to (a) $4,206,000 principal amount of AIR Notes for a purchase price of up to $3,505,000 and (b) 28,040,000 Class B Warrants.

The term of the warrants is five years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $1,345,539 using the Black-Scholes pricing model. The warrants were again valued at $1,200,151 at December 31, 2009 at fair value using the Black-Scholes model, representing a decrease in the fair value of the liability of $145,388 from the inception date, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at November 12 and 13, 2009 for all warrants issued in connection with these promissory notes are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 2.28%, and (4) expected life of 5.0 years. The assumptions used in the Black-Scholes option pricing model at December 31, 2009 for all warrants issued in connection with these promissory notes are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 2.69%, and (4) expected life of 4.87 years.

The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the convertible promissory notes. The fair value of the embedded conversion option liability was valued using the Black-Scholes model, resulting in an initial fair value of $1,357,408 at November 12 and 13, 2009. The convertible debenture is convertible at the option of the holders into a total of 21,030,000 shares of common stock at a conversion price of $0.10 per share, subject to anti-dilution and other customary adjustments. The assumptions used in the Black-Scholes option pricing model at November 12 and 13, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.32%, and (4) expected life of 1.0 years. The fair value of the embedded conversion option liability was $1,092,273 at December 31, 2009. The assumptions used in the Black-Scholes option pricing model at December 31, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 0.47%, and (4) expected life of 0.87 years. The change in fair value of the embedded conversion option of $265,135 was recorded through the results of operations as an adjustment to the fair value of derivatives for the year ended December 31, 2009.

Interest expense for the year ended December 31, 2009 was $281,272. The Company recorded finance costs in the amount of $950,448 in its accompanying consolidated statement of operations for the year ended December 31, 2009, representing the excess of the fair value of the conversion option feature over the face value of the convertible promissory notes.

The following table summarizes the 2009 convertible promissory notes outstanding at December 31, 2009:

Convertible promissory notes, principal	$2,103,000
Debt discounts	(1,821,729)

Net convertible promissory notes	$281,271
Less current portion	(246,893)

Convertible promissory notes, long term	$34,378

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

Termination and Liquidation Rights

The Company may terminate this agreement and its right to initiate future draw-downs by providing 30 days advanced written notice to the investor. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment or provision for payment of debts and other liabilities of the Corporation, before any distribution or payment shall be made to the holders of any other equity securities of the Company by reason of their ownership thereof, the holders of the Series A-1 redeemable convertible preferred stock shall first be entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series A-1 redeemable convertible preferred stock equal to $10,000, plus any accrued by unpaid dividends. If, upon dissolution or winding up of the Company, the assets of the Company shall be insufficient to make payment in full to all holders, then such assets shall be distributed among the holders at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled. During the year ended December 31, 2009, the Company drew down $2,588,000 on this credit facility.

Because this instrument is redeemable, the Company determined that the Series A-1 redeemable preferred stock has been classified within the mezzanine section between liabilities and equity in its consolidated balance sheets. The embedded conversion option has been recorded as a derivative liability in the Company’s consolidated balance sheets, and changes in the fair value each reporting period will be reported in adjustments to fair value of derivatives in the consolidated statements of operations.

The outstanding balance at December 31, 2009 of $920,696 is convertible into 6,606,958 shares of the Company’s common stock. The Company values the conversion option initially when each draw takes place. The assumptions used in the Black-Scholes model to value the embedded conversion option at each draw date were as follows: (1) dividend yield of 0%; (2) expected volatility of 180 - 190%, (3) risk-free interest rate of 1.70 - 2.86%, and (4) expected life of 3.27 - 4.00 years.

The embedded conversion option was again valued at $525,986 at December 31, 2009 at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $2,094,924 for the year ended December 31, 2009 was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model to value the embedded conversion option at December 31, 2009 were as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 1.70%, and (4) expected life of 3.27 years.

The following table summarizes the Series A-1 redeemable convertible preferred stock and embedded derivative outstanding at December 31, 2009:

December 31,
2009
Principal due	$920,696
Accrued dividend	123,609
Debt discount	(136,110)
908,195

Less current portion	-
Non-current portion	$908,195

Aggregate liquidation value*	1,044,305

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $123,609 for the year ended December 31, 2009.

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

Interest expense from amortization of the debt discount and deferred issuance costs for the year ended December 31, 2009 was $3,778,850.

Modification of Series 1-A Convertible Redeemable Preferred Stock

On  October 19, 2009, the Company entered into two letter agreements with Volation, pursuant to which (i) the Company reduced the conversion price of its outstanding Series A-1 convertible preferred stock issued to Volation to $.10 per share resulting in 22,880,000 shares of Common Stock upon conversion, (ii) the Company is to issue Volation 2,500,000 shares of its Common Stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in  non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between the Company and Volation. The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the change in conversion price of the preferred stock. The Company calculated the fair value of the conversion option for the preferred stock immediately prior to and after the change in the conversion price, and evaluated the impact of the change in conversion price. The Company has concluded that the change in conversion price for this investor constitutes a substantial modification in the terms of the preferred stock agreement. The change in fair value of the conversion option on the preferred stock was $2,241,197, or a 98% change relative to the face value of the preferred stock. The Company recorded a loss on extinguishment of debentures in the amount of $2,241,197 during the year ended December 31, 2009 as a result of this modification, representing the difference between the fair value of the new preferred stock instrument and the carrying value of the original instrument.

11.           SERIES B REDEEMABLE PREFERRED STOCK

On November 2, 2009 (“Effective Date”), the Company entered into a preferred stock purchase agreement with Optimus Life Sciences Capital Partners, LLC (“Investor”). Pursuant to the purchase agreement, the Company agreed to sell, and the Investor agreed to purchase, in one or more purchases from time to time  in the Company’s sole discretion, (i) up to 1,000 shares of Series B preferred stock at a purchase price of $10,000 per share, for an aggregate purchase price of up to $10,000,000, and (ii) five-year warrants to purchase shares of the Company’s common stock  with an aggregate exercise price equal to 135% of the purchase price paid by the Investor, at an exercise price per share equal to the closing bid price of the Company’s common stock on the date the Company provides notice of such tranche. The Warrants will be issued in replacement of a five-year warrant to purchase 119,469,027 shares of common stock with an exercise price per share of $0.113 the Company issued on the Effective Date.

The Company agreed to pay to the Investor a commitment fee of $500,000, at the earlier of the closing of the first Tranche or the six month anniversary of the effective date, payable at the Company’s election in cash or common stock valued at 90% of the volume weighted average price of the Company’s common stock on the five trading days preceding the payment date. The $500,000 commitment fee remained outstanding and has been recorded in accrued expenses in the Company’s consolidated balance sheet at December 31, 2009. The commitment fee will amortize beginning from the initial issuance date (determined as the first date upon which shares of the Series B preferred stock are issued) and will amortize over the four-year term.

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

Dividends

Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date. Accrued dividends will be payable upon redemption of the Series B preferred stock.

Redemption Rights

Upon or after the fourth anniversary of the initial issuance date, the Company will have the right, at the Company’s option, to redeem all or a portion of the shares of the Series B preferred stock, at a price per shares equal to 100% of the Series B liquidation value. The preferred stock may be redeemed at the Company’s option, commencing 4 years from the issuance date at a price per share of (a)  $10,000 per share plus accrued but unpaid dividends (the “Series B Liquidation Value”), or, at a price per share of : (x) 127% of the Series B Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series B Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series B Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.

Termination and Liquidation Rights

If the Company determines to liquidate, dissolve or wind-up its business, it must redeem the Series B preferred stock at the prices set forth above. Upon any liquidation, dissolution or winding up of the Company, whether voluntary or involuntary, after payment of provision for payment of debts and other liabilities of the Company, before any distribution payment shall be made to the holders of any Junior Securities, the Holders of Series B preferred stock shall be first entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series B preferred stock equal to $10,000, plus any accrued and unpaid dividends. If, upon dissolution or winding up of the Company, the assets of the Company shall be insufficient to make payment in full to all holders, then such assets shall be distributed among the holders at the time outstanding, ratably in proportion to the full amounts to which they would otherwise be respectively entitled.

Because this instrument is redeemable, the Company determined that the Series B redeemable preferred stock should be classified within the mezzanine section between liabilities and equity in its consolidated balance sheets.

As of December 31, 2009, zero shares of Series B preferred stock were outstanding.

12.           WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the years ended December 31, 2009, 2008 and 2007 is presented below:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000)
Outstanding, January 1, 2007	102,375,522	$0.29	4.50	$105
Granted	2,325,000	-
Exercised	-	-
Forfeited/Canceled	-	-
Outstanding, December 31, 2007	104,700,522	$0.29	3.55	$495
Granted	31,870,465	0.15
Exercised	-	-	-
Forfeited/Canceled	(7,173,036)	0.25
Outstanding, December 31, 2008	129,397,951	$0.26	3 .23	$-
Granted	95,620,697	0.10
Exercised	(3,019,527)	0.10
Forfeited/Canceled	(3,373,333)	$1.47
Outstanding, December 31, 2009	218,625,788	$0.13	4 .35	49

Vested and expected to vest at December 31, 2009	218,625,788	$0.13	4 .35	49
Exercisable, December 31, 2009	218,625,788	$0.13	4 .35	49

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at December 31, 2009:

	Warrants Outstanding			Warrants Exercisable
Exercise Price	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.05	1,226,000	2.68	$0.05	1,226,000	$0.05
0.10 - 0.11	205,974,261	4.50	0.10	205,974,261	0.10
0.34	3,720,588	0.76	0.34	3,720,588	0.34
0.38 - 0.40	3,080,636	3.94	0.39	3,080,636	0.39
0.85 - 0.96	4,231,386	1.05	0.95	4,231,386	0.95
2.20	72,917	1.63	2.20	72,917	2.20
2.48 - 2.54	320,000	1.30	2.54	320,000	2.54
	218,625,788			218,625,788

The Company recorded finance costs in the amount of $288,717 in its accompanying consolidated statement of operations for the year ended December 31, 2009, representing the value of warrants re-granted that had previously expired.

13.           STOCKHOLDERS’ EQUITY TRANSACTIONS

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

In December 2007, the Company issued 500,000 warrants to purchase common stock at $0.40 per share in connection with consulting services provided during the quarter. The warrants were valued at approximately $19,000 using the Black Scholes pricing model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 145%, (3) risk-free interest rate of 4.51%, and (4) expected life of 5.0 years. This warrant is classified as a warrant derivative.

The Company is authorized to issue two classes of capital stock, to be designated, respectively, preferred stock and common stock. The total number of shares of preferred stock the Company is authorized to issue is 50,000,000, par value $0.001 per share. On September 10, 2009, upon approval by a vote of the Company’s stockholders, the Company increased its authorized shares of common stock, par value $0.001 from 500,000,000 to 1,750,000,000 shares, effective immediately. The total number of shares of common stock the Company is authorized to issue is 1,750,000,000, par value $0.001 per share. The Company had 92 shares of Series A-1 preferred Stock outstanding and zero shares of Series B preferred stock outstanding as of December 31, 2009. The Company had 663,649,294 shares of common stock outstanding as of December 31, 2009.

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

Between September 29, 2008 and January 20, 2009, the Company was ordered by the Circuit Court of the Twelfth Judicial District Court for Sarasosa County, Florida to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of its common stock. In aggregate, as of January 30, 2009, the Company settled $1,108,673 in accounts payable through the issuance of 260,116,283 shares of its common stock. In 2008, the Company settled $603,474 in accounts payable through the issuance of 220,735,436 shares of its common stock. In 2009, the Company settled $505,199 in accounts payable through the issuance of 39,380,847 shares of its common stock. The Company recorded a loss on settlement of $4,793,949 and $5,436,137 in its accompanying statements of operations for the years ended December 31, 2009 and 2008, respectively. The losses were calculated as the difference between the amount of accounts payable relieved and the value of the shares (based on the closing share price on the settlement date) that were issued to repay the accounts payable.

On March 5, 2009, the Company settled a lawsuit originally brought by an investor in January 2009, who is an investor in the 2007 and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. As a result of the lawsuit, the Company was required by court order to reduce the conversion price on convertible debentures held by this investor to $0.02 per share, effective immediately, so long as the Company has a sufficient number of authorized shares to honor the request for conversion. During the year ended December 31, 2009, the Company issued 4,847,050 shares of its common stock to this investor in conversion of approximately $97,000 of its 2006 debenture at $0.02 per share, and 1,252,950 shares of its common stock to this investor in conversion of approximately $25,000 of its 2007 debenture at $0.02 per share. The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the change in conversion price of the 2007 and 2008 convertible debentures. ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company calculated the fair value of the conversion option for the 2007 and April 2008 debentures immediately prior to and after the change in the conversion price, and evaluated the impact of the change in conversion price. The Company has concluded that the change in conversion price for this investor constitutes a substantial modification in the terms of the 2007 and 2008 debenture agreements. Based on the Company’s evaluation, the below table summarizes the impact relative to the debentures’ face value on March 5, 2009.

		Debenture
Impact on Debentures	Change	Face Value	% Change
2007 Debenture	$1,319,354	$6,739,214	20%
April 2008 Debenture	$477,014	$4,038,880	12%
	$1,796,368	$10,778,094

The Company recorded a loss on extinguishment of debentures in the amount of $1,796,368 during the year ended December 31, 2009 as a result of this modification, representing the difference between the fair value of the new debt and the carrying value of the original debt.

On June 30, 2009, an investor submitted a conversion notice in the principal amount of $150,000 into 7,500,000 shares of common stock at $0.02 per share. At that time, the Company did not have sufficient authorized shares to satisfy this conversion notice. On July 6, 2009, by means of a settlement between the two parties, the Company agreed to deliver the 7,500,000 shares of its common stock no later than September 25, 2009.  The Company delivered the 7,500,000 shares on September 25, 2009. Further, the Company agreed to provide the investor with an additional $110,000 principal, which is to be upon the same terms and conditions as the original 2008 debenture. Accordingly, the Company recognized a loss on settlement in the amount of $110,000 during the year ended December 31, 2009 for the amount of principal that was added to the 2008 convertible debenture. Additionally, the Company recognized interest expense in the amount of $1,210,021, representing the fair value of the conversion option of the $110,000 on July 6, 2009. The full amount of $1,210,021 was recognized in interest expense in the accompanying consolidation statements of operations for the year ended December 31, 2009 as a result of the debenture’s default at the time.

During the year ended December 31, 2009, the Company issued 375,000 shares of its common stock in payment for legal services provided. The Company recorded professional fees in its accompanying statements of operations in the amount of $38,250 during the year ended December 31, 2009.

During the year ended December 31, 2009, the Company issued 2,122,495 shares of its common stock in a cashless exercise of warrants.

14.           STOCK-BASED COMPENSATION

Stock Plans

The following table summarizes the Company's stock incentive plans as of December 31, 2009:

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant
2004 Stock Plan	2,492,000	820,000	370,000
2004 Stock Plan II	1,301,161	1,071,161	230,000
2005 Plan	29,605,484	26,594,958	117,729,029
	33,398,645	28,486,119	118,329,029

On September 10, 2009, upon approval by a vote of the Company’s stockholders, the Company increased the number of shares of common stock issuable under the 2005 Plan to a total of 145,837,250 shares, issuable as options or shares of common stock.

Stock Option Activity

A summary of option activity for the years ended December 31, 2009, 2008 and 2007 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, January 1, 2007	12,874,163	$0.71	8.20	$1,771
Granted	1,300,000	0.75
Exercised	(340,000)	0.05
Forfeited/canceled	(2,213,192)	0.83
Outstanding, December 31, 2007	11,620,971	$0.78	7.16	$255
Granted	11,875,734	0.21
Exercised	(1,200,000)	0.05
Forfeited/canceled	(8,169,015)	0.53
Outstanding, December 31, 2008	14,485,580	$0.51	7.71	$-
Granted	14,501,273	-
Exercised	-	-
Forfeited/canceled	(500,734)	-

Outstanding, December 31, 2009	28,486,119	$0.32	8.09	$33

Vested and expected to vest
at December 31, 2009	27,152,520	0.33	8.03	33

Exercisable, December 31, 2009	18,227,664	0.43	7.37	33

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested employee stock options as of December 31, 2009 and changes during the periods ended December 31, 2009, 2008 and 2007, is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested at January 1, 2007	3,812,762	$0.22
Granted	1,300,000	0.69
Vested	(2,115,756)	0.27
Forfeited	(2,213,192)	0.36
Unvested at December 31, 2007	783,814	$0.46
Granted	10,735,621	0.21
Vested	(2,372,518)	0.39
Forfeited	(4,377,758)	0.26
Unvested at December 31, 2008	4,769,159	$0.23
Granted	14,501,273	0.10
Vested	(9,011,977)	0.13
Forfeited	-	-
Unvested at December 31, 2009	10,258,455	$0.13

As of December 31, 2009, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,006,000, which is expected to be recognized over a weighted average period of approximately 9.38 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2009.
	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	820,000	4.62	$0.05	820,000	$0.05
0.10	14,501,273	9.87	0.10	7,114,024	0.10
0.21	5,811,669	7.86	0.21	2,940,462	0.21
0.25 - 0.76	1,071,161	5.00	0.25	1,071,161	0.25
0.85	5,604,099	5.09	0.85	5,604,100	0.85
1.35 - 2.48	677,917	5.86	2.04	677,917	2.04
	28,486,119			18,227,664

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the years ended December 31, 2009, 2008 and 2007 are as follows:

	2009	2008	2007
Risk-free interest rate	2.3 – 3.4%	2.5%	4.7%
Expected life of the options	5 - 10 years	4 years	4 years
Expected volatility	180-185%	148%	163%
Expected dividend yield	0%	0%	0%
Forfeiture rate	13%	13%	13%

15.	COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for office and laboratory space in Worcester, Massachusetts commencing December 2004 and expiring March 31, 2010. On January 29, 2010, the Company signed a new lease to move from its Worcester facility to a new 10,607 square-foot facility in Marlboro, Massachusetts. The lease term is from April 1, 2010 through June 30, 2015. Monthly base rent in 2010 will be $12,596. The Company also entered into a lease for office space in Los Angeles, California commencing November 2005 and expiring May 2008. The Company’s rent at its Los Angeles, California site was on a month-to-month basis after May 2008. On March 1, 2009, the Company vacated its site in Los Angeles, California and moved to another site in Los Angeles. The term on this new lease is through February 28, 2011. Monthly base rent is $2,170. Annual minimum lease payments are as follows:

Year 1	$164,165
Year 2	156,816
Year 3	155,127
Year 4	157,779
Year 5	160,431
Thereafter	80,878
$875,196

Rent expense recorded in the financial statements for the years ended December 31, 2009, 2008 and 2007 was approximately $134,000, $2,183,000 and $1,485,218, respectively.

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

On October 1, 2009 (the “Effective Date”), the Company entered into an employment agreement with Robert Lanza, the Company’s chief scientific officer since October 2007. Pursuant to the agreement, the parties agreed as follows:
•
Robert P. Lanza will continue to serve as the Company’s chief scientific officer, for a term of two years commencing on the Effective Date, subject to earlier termination as provided in the agreement. The term under the employment agreement may be extended by mutual written agreement.

•
The Company will pay Mr. Lanza a base salary of $375,000 per annum, which may be increased during the term at the sole discretion of the Company’s board of directors. The Company may also pay Mr. Lanza annual bonuses in the Company’s sole discretion.

•	The Company will issue to Mr. Lanza 30,270,203 shares of free trading common stock from the Company’s 2005 Employee Incentive Plan (approved by the Board of Directors in January 2010).
•	If Mr. Lanza’s employment under the Agreement is terminated by the Company without cause (as defined therein), the Company will pay Mr. Lanza severance of one year’s base salary.

On May 31, 2008, the Company settled a dispute as a subtenant to its Alameda, California office for nonpayment of rent to its sublandlord. The sublease expired on May 31, 2008. As of that date, $445,000 of base rent, additional rent, and equipment payments, plus late fees and costs due under the sublease for a grand total of approximately $475,000 remained unpaid during the period from January 1, 2008 through May 31, 2008. On the date of the lease expiration, the Company vacated the premises but failed to remove the equipment that belonged to the Company. Consequently, the Company has agreed to assign all rights to the equipment to the sublandlord in partial settlement of amounts owed. Further, the Company has agreed to assign the sublandlord 62.5% of the Company’s right, title, and interest in all royalties and 65% of subtenant’s right, title, and interest in all other consideration payable to the Company under a license agreement with Embryome Sciences, Inc., dated July 10, 2008, until such time as the sublandlord has received royalty and other payments equal to $475,000, including the value of the equipment assigned to the sublandlord. No further amounts were owed by the Company under the judgment as of December 31, 2009 and 2008, respectively.

On September 19, 2008, the Company was delivered judgment with respect to the landlord of its Charlestown, Massachusetts site over unpaid lease amounts. The Company failed to make its monthly lease payments after December 2007, which constituted an event of default under the lease agreement. Accordingly, the Company settled with the landlord in total of $1,751,543 for unpaid rent expenses, attorney fees, interest and damages for unpaid rent incurred through September 9, 2008. The Company abandoned its fixed assets at this site upon vacating the space, and recorded a loss on disposal of fixed assets amounting to $227,543 in its accompanying consolidated statement of operations during the year ended December 31, 2008. The Company accrued the remaining balance for the portion of damages incurred from January 1, 2008 through September 30, 2008 in accrued expenses its accompanying balance sheet at December 31, 2008, net of one payment of approximately $147,000. As of December 31, 2009, the Company had paid the entire amount under the judgment, plus approximately $104,000 in interest, and no longer has any obligations with respect to this judgment.

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

On October 1, 2007 Gary D. Aronson brought suit against the Company with respect to a dispute over the interpretation of the anti-dilution provisions of our warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that we breached warrants to purchase securities issued by us to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  Plaintiffs assert monetary damages in excess of $14 million.  Plaintiffs may alternatively seek additional shares in the Company with a value potentially in excess of $14 million, or may seek a combination of monetary damages and shares in the Company.  Plaintiffs also seek prejudgment interest and attorney fees.  Discovery is completed, but no conclusions have been reached as to the potential exposure to us or whether we have liability. A trial date has been set for March 22, 2010.

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

On March 9, 2009, plaintiffs filed a complaint and summons in the Supreme Court of the State of New York, County of New York against the Company and its subsidiary Mytogen, Inc. Plaintiffs’ complaint alleges, among other things, that the Company has breached the terms of certain contracts with plaintiffs; namely, convertible debentures and a consulting agreement. Plaintiffs seek preliminary and permanent injunctive relief directing the Company to deliver to plaintiff Bristol Investment Fund, Ltd. (“Bristol”) 2.5 million shares of its common stock, declaring a conversion price of $0.02 for the convertible debentures held by plaintiffs, and directing the Company to honor plaintiff’s future conversion requests. Plaintiffs also seek compensatory damages in an amount to be determined at trial, but alleged in the complaint to exceed $1.5 million. On May 1, 2009, the Company filed an answer to plaintiffs’ complaint. On May 13, 2009, the Company filed a motion to stay the action and to compel arbitration of all claims by Bristol. The court has not yet ruled on the Company’s motion to stay the action and to compel arbitration. On or about September 16, 2009, plaintiffs filed an order to show cause, seeking the issuance of a preliminary injunction directing the Company to deliver to Bristol 2.5 million shares of its common stock pursuant to a convertible debenture and 47.4 million shares of its common stock  pursuant to common stock purchase warrants, declaring a conversion price of $0.02 for the convertible debenture held by plaintiffs, and enjoining or restraining the Company from issuing shares of its common stock to any entity other than plaintiffs or the other holders of convertible debentures. On September 25, 2009, the Company submitted its response in opposition to plaintiffs’ motion and moved by cross-motion for dismissal of the complaint, based on the terms of the consent, waiver, amendment and exchange agreement entered into between the Company and the holders of over 95% of the outstanding principal amount of the Amended and Restated Debentures. The court has not yet ruled on the respective motions. The Company intends to continue to contest the case vigorously. Management believes the Company will prevail, and accordingly, the Company did not recognize a liability in its accompanying consolidated balance sheet at December 31, 2009.

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

16.           INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2009		2008		2007
Statutory federal income tax rate	(34	) %	(34	) %	(34	) %
State income taxes, net of federal taxes	(6	) %	(6	) %	(6	) %
Non-includable items	(25	) %	8%		(19	) %
Increase in valuation allowance	65%		32%		59%
Effective income tax rate	-		-		-

 Significant components of deferred tax assets and (liabilities) are as follows:

	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$28,666,867	$39,265,458
Depreciation	84,159	-
Capitalized R&D expenses	175,309	441,000
Deferred revenue	1,826,336	1,250,210
Losses from joint venture	133,414	-
Shares issued in settlement of accounts payable	4,102,264	-
Professional fees paid in stock	575,524	-
Deferred interest and finance charges	-	43,000
Stock-based compensation	1,341,125	1,008,424
Reversal of unpaid liabilities	1,582,754	-
Valuation allowance	(38,487,752)	(42,008,092)

Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2002.

At December 31, 2009, the Company had federal and state net operating loss carry forwards available to offset future taxable income of approximately $73 million and $64 million respectively. These carry forwards will begin to expire in the years ending December 31, 2024 and December 31, 2014, respectively. These net operating losses are subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. The Company is in the process of analyzing the impact of the ownership changes but management does not believe they will have a material impact on the Company’s ability to utilize the net operating losses in the future.

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

At December 31, 2009, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $38.0 million valuation allowance associated with its deferred tax assets.

The Company adopted the provisions of ASC 740. ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of ASC 740, the Company reduced its net operating loss carryforward by $1,550,000. This reduction of the net operating loss carryforward translated into a reduction of the gross deferred tax asset of $658,500, with a corresponding reduction of the valuation allowance against that deferred tax asset. Due to the offsetting effect of the reduction of the valuation allowance, the adoption of FIN 48 had no impact on the Company's balance sheets or statements of operations.

The following table summarizes the activity related to its unrecognized tax benefits:

Total
Balance at January 1, 2009	$658,500
Increase related to prior period tax positions	-
Increase related to current year tax positions	-
Expiration of the statute of limitations for the assessment of taxes	-
Other	-

Balance at December 31, 2009	$658,500

The components of income tax expense are as follows:

	2009	2008	2007
Current federal income tax	$-	$-	$-
Current state income tax	-	-	-
Deferred taxes	(3,520,340)	15,414,416	9,192,476
Valuation allowance	3,520,340	(15,414,416)	(9,192,476)
	$-	$-	$-

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2009, 2008 or 2007.

The following table summarizes the open tax years for each major jurisdiction:

Open Tax
Jurisdiction	Years

Federal	2007 - 2009
States	2006 - 2009

17.           RELATED PARTY TRANSACTIONS

Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by The Shapiro Family Trust. Refinanced bridge debt consisted of $70,000 in unsecured convertible notes previously issued and sold to The Shapiro Family Trust on March 21, 2008. The net outstanding amount of principal plus interest of the Notes was converted into the debt within the 2008 debenture on a dollar-for-dollar basis.

Gary Rabin, a member of the Board of Directors may be deemed the beneficial owner of the securities owned by PDPI, LLC, in which he holds a partnership interest. Refinanced debt consisted of $60,000 in an unsecured note previously issued and sold to PDPI, LLC, and another $61,000 assumed by PDPI, LLC, and consisted of amounts owed by a third party which were rolled over into the 2008 Debenture.

18.           SELECTED QUARTERLY DATA (UNAUDITED)

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Revenue	$293,976	$242,995	$248,141	$630,867
Gross profit	$155,224	$165,648	$140,092	$454,116
Loss from operations	$(5,685,570)	$(1,733,166)	$(1,124,287)	$(2,279,631)
Other income (expense)	$(13,314,306)	$(27,703,638)	$(79,987)	$15,162,377
Net income (loss)	$(18,999,876)	$(29,436,804)	$(1,204,274)	$12,882,746
Earnings (loss) per share	$(0.04)	$(0.06)	$(0.00)	$0.02

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2008	2008	2008	2008
Revenue	$124,343	$174,388	$242,195	$246,180
Gross profit (loss)	$(66,385)	$54,202	$147,015	$(113,495)
Loss from operations	$(5,654,590)	$(4,572,784)	$(2,623,393)	$(6,103,859)
Other income (expense)	$(3,865,069)	$(1,016,633)	$(9,978,249)	$(88,936)
Net loss	$(9,519,659)	$(5,589,417)	$(12,601,642)	$(6,192,795)
Loss per share	$(0.10)	$(0.04)	$(0.06)	$(0.02)

19.                                SUBSEQUENT EVENTS

Subsequent events have been evaluated through March 16, 2010, which is the date the financial statements were issued.

Lease

On January 29, 2010, the Company signed a new lease to move from its Worcester facility to a new 10,607 square-foot facility in Marlboro, Massachusetts. The lease term is from April 1, 2010 through June 30, 2015. Monthly base rent in 2010 will be $12,596.

2009 Convertible Promissory Note

On February 16, 2010, pursuant to the 2009 convertible promissory notes described in Note 9, the Company completed the second closing, issuing additional Notes in the principal amount of up to $2,076,451 for a purchase price of $1,730,376 (including $45,376 previously owed to a subscriber for legal services), in a closing that was to occur within 90 days of the initial closing. Pursuant to the initial closing under the Subscription Agreement, the Company also issued an aggregate of (i) 13,808,400 Class A Warrants.

JMJ Financing

On March 2, 2010, the Company received from JMJ Financial Note B2 a total of $500,000, which equates to a principal amount of $589,286, including an $89,286 original issue discount.

Series A-1 Convertible Preferred Stock

On March 1, 2010, the Company issued 28 shares of its Series A-1 convertible preferred stock upon receipt of $283,224 under the financing.

Employment Agreement with Chief Executive Officer

On February 22, 2010, the Company entered into an employment agreement with William M. Caldwell, IV, who has been the Company’s chief executive officer and chairman since January 2005. Pursuant to the Employment Agreement, the parties agreed as follows:
•
Mr. Caldwell will continue to serve as the Company’s chief executive officer, for a term of two and 1/3 years commencing on October 1, 2009, subject to earlier termination as provided therein. The term under the Employment Agreement will renew automatically for additional one year terms unless either party provides written notice of intent not to renew the employment agreement at least 90 days prior to such automatic renewal.

•
The Company will pay Mr. Caldwell an initial base salary of $480,000 per annum, which base salary will increase annually by not less than the annual increase in the consumer price index, and may be increased during the term by a greater amount at the sole discretion of the Company’s board of directors.

•	Within 10 days of execution of the employment agreement, Mr. Caldwell received a retention bonus of $100,000.
•
Commencing in the 2010 calendar year, the Company will pay Mr. Caldwell an annual bonus based on the performance of the Company’s common stock. The Company may also pay Mr. Caldwell additional bonuses in the Company’s sole discretion.

•
The Company will recommend to the Company’s board of directors that the Company issue to Mr. Caldwell restricted common stock in an amount equal to the greater of (a) 70,000,000 shares or (b) 7% of the Company’s fully diluted shares of issued and outstanding common stock.

•
If Mr. Caldwell’s employment under the Employment Agreement is terminated by the Company without cause, or by Mr. Caldwell for good reason, the Company will pay Mr. Caldwell severance of two years’ base salary.

Shares of Common Stock Issued to Board of Directors

On March 10, 2010, the Company issued 5,000,000 shares of its restricted common stock to each of its directors in connection with their services on the board of directors.

On March 2, 2010, the Company delivered its first tranche notice to Optimus Life Sciences Capital Partners, LLC under the Series B redeemable preferred stock (see Note 11) for funding in the amount of $1,500,000. On March 8, 2010, in connection with the funding, the Company issued 19,285,714 shares of its common stock upon exercise of the same number of warrants, which were granted simultaneously with the Company’s tranche notice. The Company received a secured promissory note in the amount of $2,025,000 to settle the warrant exercise. Under the terms of the agreement, the Investor is required to provide funding on the preferred stock facility on or within 10 trading days from the Company’s tranche notice date.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of December 31, 2009, these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, our management used the criteria described in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment and those criteria, our management concluded that our internal control over financial reporting as of December 31, 2009 was effective.

Our internal control over financial reporting as of December 31, 2009 has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report that is included in Item 8 of this report and is incorporated by reference herein.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

We have audited Advanced Cell Technology, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Advanced Cell Technology, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Advanced Cell Technology, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2009 of Advanced Cell Technology, Inc. and subsidiary and our report dated March 16, 2010 expressed an unqualified opinion.

/s/ SingerLewak LLP

Los Angeles, California
March 16, 2010

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
Our executive officers, key employees and directors are described below. There are no family relationships among our executive officers or directors.

Name	Age	Position
William M. Caldwell, IV	62	Chief Executive Officer and Chairman
		of the Board of Directors
Robert P. Lanza M.D.	53	Chief Scientific Officer
Alan C. Shapiro, Ph.D.	64	Member of the Board of Directors
Erkki Ruoslahti, M.D., Ph.D.	69	Member of the Board of Directors
Gary Rabin	44	Member of the Board of Directors

William M. Caldwell, IV has been our Chief Executive Officer and Chairman of the Board of Directors since January 2005. He has a 30-year management career working with emerging technologies and restructuring distressed corporate environments. During his career he has served in senior executive positions both in marketing and finance. He has worked with Booz Allen and Hamilton; the Flying Tiger Line Inc.; Van Vorst Industries; and Kidder Peabody. He started a firm specializing in strategy and financial planning which was instrumental in restructuring over $1.0 billion of debt for over twenty companies and partnerships. He was a pioneer in the satellite radio auctions as President of Digital Satellite Broadcasting Corporation; assisted in the financing and became President and ultimately CEO in the restructuring of CAIS Internet, and has advised corporations, both public and private, in technology, telecommunications, retailing, real estate, hospitality, publishing, and transportation. He received his B.A. degree from the University of Southern California and was a Multinational Enterprise Fellow at the Wharton School of Finance. He serves as a director of Lee Pharmaceuticals and King Koil Franchising Corp. Mr. Caldwell is not an officer or director of any other reporting company. Mr. Caldwell's long career as a CEO and board member with companies in diverse industries qualifies him to be a board member of Advanced Cell Technology, Inc.

Robert P. Lanza, M.D. is our Chief Scientific Officer. Dr. Lanza has over 20 years of research and industrial experience in the areas of tissue engineering and transplantation medicine. Before joining us in 1998, from 1990 to 1998, Dr. Lanza was Director of Transplantation Biology at BioHybrid Technologies, Inc., where he oversaw that company's xenotransplantation and bioartificial pancreas programs. He has edited or authored sixteen books, including Principles of Tissue Engineering (2d ed. co-edited with R. Langer and J. Vacante), Yearbook of Cell and Tissue Transplantation, One World The Health & Survival of the Human Species in the Twenty-First Century, and Xeno: The Promise of Transplanting Animal Organs into Humans (co-authored with D.K.C. Cooper). Dr. Lanza received his B.A. and M.D. Degrees from the University of Pennsylvania, where he was both a University Scholar and Benjamin Franklin Scholar. Dr. Lanza is not an officer or director of any other reporting company.

Alan C. Shapiro, Ph.D. has served as director since 2005. He adds more than 30 years' experience in corporate and international financial management to Advanced Cell Technology. Dr. Shapiro is currently the Ivadelle and Theodore Johnson Professor of Banking and Finance at the Marshall School of Business, University of Southern California, where he previously served as the Chairman of the Department of Finance and Business Economics, Marshall School of Business. Prior to joining the University of Southern California, Dr. Shapiro taught as an Assistant Professor at the University of Pennsylvania, Wharton School of Business, and has been a visiting professor at Yale University, UCLA, the Stockholm School of Economics, University of British Columbia, and the U.S. Naval Academy. Dr. Shapiro has published over 50 articles in such academic and professional journals as the Journal of Finance, Harvard Business Review, and the Journal of Business, among many others. He frequently serves as an expert witness in cases involving valuation, economic damages, international finance, takeovers, and transfer financing through Trident Consulting Group LLC. He received his B.A. in Mathematics from Rice University, and a Ph.D. in Economics from Carnegie Mellon University. Dr. Shapiro is a trustee of Pacific Corporate Group's Private Equity Fund.  Dr. Shapiro’s board experience on multiple public company boards, his recognized expertise as a highly sought after financial advisor and his career as a professor and Chair in the field of Finance and Administration qualifies him as a valued member of Advanced Cell Technology’s Board of Directors.

Erkki Ruoslahti, M.D., Ph.D. has served as a director since November 2005. Dr. Ruoslahti joined The Burnham Institute in 1979 and served as its President from 1989 to 2002. Dr. Ruoslahti is the recipient of the 2005 Japan Prize for his work in cell biology. Dr. Ruoslahti's other honors include the Gairdner Prize, and membership in the U.S. National Academy of Sciences, Institute of Medicine, and American Academy of Arts and Sciences. He is a Knight of the Order of the White Rose of Finland. Dr. Ruoslahti earned his M.D. and Ph.D. from the University of Helsinki in Finland. After postdoctoral training at the California Institute of Technology, he held various academic appointments in Finland and at City of Hope National Medical Center in Duarte, California. Dr. Ruoslahti's research has been the basis of several drugs currently on the market or in clinical trials. He has been a founder and director of several biotechnology companies. Dr. Ruoslahti is not an officer or director of any other reporting company. Based upon his scientific background and years as a senior operations manager in the scientific research and development community, Dr. Ruoslahti is uniquely qualified to be a member of Advanced Cell Technology’s Board of Directors.

           Gary Rabin has served as a director since December 2007. Mr. Rabin has a twenty year career in finance that primarily encompasses investment management and capital raising targeting small-cap and emerging growth companies. Currently, he is the Managing Partner of Vine Holdings, a long/short hedge fund focused on the media and communications industry. Until July 2007, he was a Portfolio Manager at MAC Investment Management, LLC ("MAC"), which he joined in November 2005. MAC is a long/short fundamental equity hedge fund concentrating on growth-oriented stocks including technology, communications and healthcare. Previously, he was a Managing Director and Portfolio Manager at Marketus Associates, a long/short hedge fund where he focused on communications, healthcare services, energy and special situations. Prior to that, he was Managing Director and Co-Head of the Media and Telecom Investment Banking Group at CIBC World Markets ("CIBC"), where he was responsible for all corporate finance and M&A, financial restructurings, and principal investing activities (both debt and equity) within the sector. Before joining CIBC, Mr. Rabin served in an operating capacity at a broadband services company when he was Chief Strategy Officer of CAIS Internet, Inc. ("CAIS"). At CAIS, he was responsible for raising over $500 million of financing commitments in both the public equity markets and from his relationships at Kohlberg, Kravis Roberts & Co., Qwest Communications, Cisco, Nortel, 3Com and Microsoft. Mr. Rabin has also started and served as Managing Director and Head of the Global Telecom Investment Banking Group at ING Barings Furman Selz, and was a founder of the telecom group at UBS Securities. He began his career in finance in 1987, and concentrated on energy, utilities, and metals until 1993. Throughout his career, Mr. Rabin has been responsible for building and developing businesses. Mr. Rabin earned an AB in Economics from the University of Michigan. Mr. Rabin’s long career as a senior manager in both the investment banking community and as a senior financial executive qualifies him to be a member of the Board of Directors of Advance Cell Technology, Inc.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held one meeting in 2009. All five board members were present at the meeting.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met six times during 2009. The Compensation Committee met twice during 2009. The Nominating Committee did not meet during 2009.

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

Changes in Nominating Procedures

None.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles.  Mr. Caldwell has served as our Chairman since January 2005.  Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our board of directors.  The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. While the Board oversees our company’s risk management, management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our company and that our Board leadership structure supports this approach.

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

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes the annual compensation paid to our named executive officers for the two years ended December 31, 2008 and 2007:

Summary Compensation Table

The following table summarizes the annual compensation paid to our named executive officers for the two years ended December 31, 2009, 2008 and 2007:

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
William M. Caldwell, IV	2009	417,500	140,000	-	131,826	1,879	(1)	691,205
Chief Executive Officer,	2008	350,000	-	-	-	995	(1)	350,995
Principle Financial Officer, and	2007	348,374	150,000	-	-	2,376	(1)	500,750
Chairman of the Board of Directors

Robert P. Lanza, M.D.,	2009	311,250	81,250	-	320,515	1,524	(1)	714,539
Chief Scientific Officer	2008	290,000	35,000	-	168,237	636	(1)	493,873
	2007	342,805	50,000	-	28,910	483	(1)	422,198

Jonathan F. Atzen	2008	78,077	-	93,669	1,598	3,001	(2)	176,345
Sr. Vice President, General Counsel	2007	338,537	60,000	-	6,391	12,360	(2)	417,288
and Secretary (2)

Please see the assumptions relating to the valuation of our stock option awards which are contained in Notes to audited Financial Statements included in this 10K.

(1) This amount represents a life insurance premium paid by the Company for the named executive officer.

(2) Effective as of March 7, 2008, Mr. Atzen resigned from his positions at the Company and terminated his employment arrangement with the Company. This amount in 2008 represents $2,670 in payments made to Mr. Atzen as part of his $1,000 monthly car allowance through his termination date and $331 in life insurance premiums paid by the Company for Mr. Atzen. This amount in 2007 represents $12,000 in payments made to Mr. Atzen as part of his $1,000 monthly car allowance and $360 in life insurance premiums paid by the Company for Mr. Atzen.

Employment Agreements

Employment Agreement with William M. Caldwell, IV On February 22, 2010, we entered into an employment agreement with William M. Caldwell, IV, who has been our chief executive officer and chairman since January 2005. Pursuant to the Employment Agreement, the parties agreed as follows:
•
Mr. Caldwell will continue to serve as our chief executive officer, for a term of two and 1/3 years commencing on October 1, 2009, subject to earlier termination as provided therein. The term under the Employment Agreement will renew automatically for additional one year terms unless either party provides written notice of intent not to renew the employment agreement at least 90 days prior to such automatic renewal.

•
We will pay Mr. Caldwell an initial base salary of $480,000 per annum, which base salary will increase annually by not less than the annual increase in the consumer price index, and may be increased during the term by a greater amount at the sole discretion of the Company’s board of directors.

•	Within 10 days of execution of the employment agreement, Mr. Caldwell received a retention bonus of $100,000.
•
Commencing in the 2010 calendar year, we will pay Mr. Caldwell an annual bonus based on the performance of our common stock. We may also pay Mr. Caldwell additional bonuses in the Company’s sole discretion.

•
We will recommend to the Company’s board of directors that the Company issue to Mr. Caldwell restricted common stock in an amount equal to the greater of (a) 70,000,000 shares or (b) 7% of the Company’s fully diluted shares of issued and outstanding common stock.

•
If Mr. Caldwell’s employment under the Employment Agreement is terminated by the Company without cause, or by Mr. Caldwell for good reason, we will pay Mr. Caldwell severance of two years’ base salary.

Employment Agreement with Robert P. Lanza, M.D.    On October 1, 2009, the Company entered into an employment agreement (the “Agreement”) with Robert P. Lanza, the Company’s chief scientific officer since October 2007. Pursuant to the Agreement, the parties agreed as follows:

•
Robert P. Lanza will continue to serve as the Company’s chief scientific officer, for a term of two years commencing on October 1, 2009, subject to earlier termination as provided therein. The term under the Agreement may be extended by mutual written agreement.

•
The Company will pay Mr. Lanza a base salary of $375,000 per annum, which may be increased during the term at the sole discretion of the Company’s board of directors. The Company may also pay Mr. Lanza annual bonuses in the Company’s sole discretion.

•	The Company will issue to Mr. Lanza 30,270,203 shares of free trading common stock from the Company’s 2005 Employee Incentive Plan.

•	If Mr. Lanza’s employment under the Agreement is terminated by the Company without cause, the Company will pay Mr. Lanza severance of one year’s base salary.

Outstanding Equity Awards at Fiscal Year-End

	Number of		Number of
	Securities		Securities
	Underlying		Underlying	Option	Option
	Unexercised		Unexercised	Exercise	Expiration
	Options (#)		Options (#)	Price	Date
Name	Exercisable		Unexercisable	($)	($)
William M. Caldwell, IV	651,161	(1)	-	0.25	12/31/2014
Chief Executive Officer and	1,903,112	(1)	-	0.85	1/31/2015
Chairman of the Board of Directors	1,383,565	(2)	1,170,708	0.098	11/13/2019

Robert P. Lanza, M.D.,	750,000	(3)	-	0.05	8/12/2014
Chief Scientific Officer	500,000	(4)	-	0.85	1/31/2015
	250,000	(3)	-	2.20	9/15/2015
	1,896,552	(5)	2,103,448	0.21	2/17/2018
	2,897,917	(6)	2,452,083	0.098	11/13/2019

(1)  These options held by Mr. Caldwell vested in full as of December 31, 2008.

(2)  These options held by Mr. Caldwell vest as follows: 50% of the shares vest immediately with the remaining vesting at 1/12 per month.

(3)	These options held by Dr. Lanza vested in full as of December 31, 2006.

(4)	These options held by Dr. Lanza vested in full as of January 31, 2009.

(5)	These options held by Dr. Lanza vest in equal monthly installments over 48 months.

(6)	These options held by Dr. Lanza vest as follows: 50% of the shares vest immediately with the remaining vesting at 1/12 per month.

DIRECTOR COMPENSATION

		Fees Earned	Stock	Option	All Other
		or Paid in Cash	Awards	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Alan C. Shapiro, Ph.D.	2009	72,188	-	-	-	72,188

Erkki Ruoslahti, M.D., Ph.D.	2009	15,850	-	-	-	15,850

Gary Rabin	2009	141,250	-	-	-	141,250

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 12, 2010. On such date, 747,932,679 shares of Common Stock were outstanding. Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our Common Stock. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

The following table sets forth information regarding beneficial ownership of our capital stock as of March 12, 2010 by:

•	Each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock,

•	Each of our directors and named executive officers, and

•	All of our directors and executive officers as a group.

	Number of
	Shares
	Beneficially
Name and Address (1) of Beneficial Owner	Owned		Percentage
5% or Greater Stockholders
None

Directors and Named Executive Officers
William M. Caldwell, IV	5,210,586	(2)	*
Robert P. Lanza, M.D.	6,594,469	(3)	*
Alan C. Shapiro	15,901,144	(4)	2.11%
Erkki Ruoslahti	5,120,086	(5)	*
Gary Rabin	7,037,430	(6)	*
Directors and Executive Officers as a Group ( 5 Persons)	39,863,715		5.19%

* Less than 1%

(1) Unless otherwise indicated, the address of the beneficial owner is 381 Plantation Street, Worcester, Massachusetts  01605.

(2)
Includes 3,937,838 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2009 that are held directly by Mr. Caldwell. Also includes 1,026,000 shares issuable upon exercise of certain warrants help by Andwell, LLC, which is 100% owned by Mr. Caldwell.

(3)	Includes 6,294,469 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2009.

(4)
Includes (i) indirect ownership of 3,794,883 shares and 4,215,020 shares subject to convertible debentures held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, (ii) 2,704,178 shares subject to warrants held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, and (iii) 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2009.

(5)	Includes 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of December 31, 2009.

(6)
Includes indirect ownership of 2,037,430 shares issuable upon exercise of certain warrants held by PDP I, LLC, which such number of shares represents Mr. Rabin's proportional interest in the total number of shares held by PDPI, LLC, based on his 33.33% equity interest in the entity.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, during the year ended December 31, 2009, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of our current independent registered public accounting firm, SingerLewak LLP, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2009	2008	2007
Audit Fees	$213,859	$212,838	$254,046
Audit Related Fees	$12,000	$46,222	$35,853
Tax Fees	$-	$-	$-
All Other Fees	$-	$-	$-

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009, 2008 and 2007.

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

(b)

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit Number	Description
2.1
Agreement and Plan of Merger between the Compny, A.C.T. Acquisition Corp. and ACT, dated as of January 3, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2005 (File No. 000-50295) and incorporated by reference herein).

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

3.15	Certificate of Amendment to Certificate of Incorporation dated September 15, 2009 (previously filed)

3.16
Certificate of Designation of Series B Preferred Stock 2005 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2009 (File No. 000-50295) and incorporated by reference herein).

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

10.123
Secured & Collateralized Promissory Note, dated as of February 15, 2008, issued by JMJ Financial to the Company (previously filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form
10-Q filed on July 15, 2008 and incorporated herein by reference).

10.124
Collateral & Security Agreement, dated as of February 15, 2008, by and between the Company and JMJ Financial (previously filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form
10-Q filed on July 15, 2008 and incorporated herein by reference).

10.125
Consent, Amendment and Exchange Agreement, dated as of July 29, 2009, by and between the Company and the holders named on the signature pages thereto (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009 and incorporated herein by reference).

10.126
Consent, Amendment and Exchange Agreement, dated as of July 29, 2009, by and between the Company and the senior noteholders named on the signature pages thereto (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 4, 2009 and incorporated herein by reference).

10.127
Preferred Stock Purchase Agreement, dated November 2, 2009, between Advanced Cell Technology, Inc, and Optimus Capital Partners, LLC, dba Optimus Life Sciences Capital Partners, LLC (previously filed as exhibit to the Registrant’s S-1 filed on November 18, 2009 and incorporated herein by reference)

10.128	Warrant, dated November 2, 2009 (previously filed as exhibit to the Registrant’s S-1 filed on November 18, 2009 and incorporated herein by reference)

10.129	Subscription Agreement, dated November 12, 2009 (previously filed as exhibit to the Registrant’s S-1 filed on November 18, 2009 and incorporated herein by reference)

10.130	Form of Class A Warrant (previously filed as exhibit to the Registrant’s S-1 filed on November 18, 2009 and incorporated herein by reference)

10.131	Form of Class B Warrant (previously filed as exhibit to the Registrant’s S-1 filed on November 18, 2009 and incorporated herein by reference)

10.132	Form of Additional Investment Right (previously filed as exhibit to the Registrant’s S-1 filed on November 18, 2009 and incorporated herein by reference)

10.133
Employment Agreement, dated October 1, 2009, between the Company and Robert P. Lanza (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2009 and incorporated herein by reference).

10.134	Form of Note (previously filed as exhibit to the Registrant’s S-1 filed on November 18, 2009 and incorporated herein by reference)

10.135	Employment Agreement, dated February 18, 2010, between the Company and William Caldwell

23.1	Consent of Independent Registered Public Accounting Firm

32.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.2	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

Dated: March 16, 2010	By	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer (Principal
Executive Officer, Principle
Financial Officer and Principal Accounting
Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ William M. Caldwell, IV	March 16, 2010
William M. Caldwell, IV
Chief Executive Officer
Chairman of the Board of Directors
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer

/s/ Erkki Ruoslahti, M.D., Ph.D.	March 16, 2010
Erkki Ruoslahti, M.D., Ph.D.

/s/ Gary Rabin	March 16, 2010
Gary Rabin

/s/ Alan Shapiro	March 16, 2010
Alan Shapiro