Form 10-Q
period 2010-03-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2010-05-07
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at May 7, 2010:
Common Stock, $0.001 par value per share	897,668,053 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements
ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2010 AND DECEMBER 31, 2009

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,177,685	$2,538,838
Prepaid expenses	-	9,054
Deferred royalty fees, current portion	91,598	91,598
Total current assets	5,269,283	2,639,490

Property and equipment, net	145,676	113,904
Deferred royalty fees, less current portion	363,789	386,689
Deposits	14,766	2,170
Deferred issuance costs, net of amortization of $3,748,709 and $3,535,245	1,732,291	1,945,755

TOTAL ASSETS	$7,525,805	$5,088,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$6,064,419	$6,172,881
Accrued expenses	10,022,557	2,031,032
Deferred revenue, current portion	820,632	805,926
Amended and restated convertible debentures, net of discounts of $292,586 and $585,088, respectively	5,207,562	7,605,107
Convertible promissory notes, current portion, net of discounts of $1,340,304 and $905,973, respectively	91,013	685,233
2009 Convertible debentures, current portion, net of discounts of $1,136,517 and $1,599,073, respectively	699,006	246,893
Embedded conversion option liabilities, current portion	5,511,772	6,772,200
Deferred joint venture obligations, current portion	26,070	56,602
Total current liabilities	28,443,031	24,375,874

Convertible promissory notes, less current portion, net of discounts of $2,019,635 and $1,150,300, respectively	137,142	59,184
2009 Convertible promissory notes, less current portion, net of disounts of $699,007 and $222,656, respectively	429,921	34,378
Embedded conversion option liabilities, less current portion	2,993,086	1,837,604
Warrant derivative liabilities	21,285,096	18,168,597
Deferred joint venture obligations, less current portion	3,604	6,870
Deferred revenue, less current portion	5,560,525	5,780,389
Total liabilities	58,852,405	50,262,896

Preferred stock, Series A-1 Redeemable; $0.001 par value; 50,000,000 shares authorized,
113 and 92 shares issued and outstanding; aggregate liquidation value: $1,263,662 and $1,044,305, respectively	1,160,768	908,195

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized,
200 and 0 shares issued and outstanding	-	-
Common stock, $0.001par value; 1,750,000,000 shares authorized,
793,409,036 and 663,649,294 shares issued and outstanding	793,409	663,649
Additional paid-in capital	93,153,560	79,829,080
Promissory notes receivable, net of discount of $691,132 and $0, respectively	(2,008,868)	-
Accumulated deficit	(144,425,469)	(126,575,812)
Total stockholders' deficit	(52,487,368)	(46,083,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,525,805	$5,088,008

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

Revenue (License fees and royalties)	$205,158	$293,976
Cost of Revenue	66,650	138,752
Gross profit	138,508	155,224

Operating expenses:
Research and development	3,895,581	436,607
Grant reimbursements	-	(136,840)
General and administrative expenses	11,218,243	747,078
Loss on settlement of litigation	-	4,793,949
Total operating expenses	15,113,824	5,840,794
Loss from operations	(14,975,316)	(5,685,570)

Non-operating income (expense):
Interest income	3,043	1,621
Interest expense and late fees	(3,352,774)	(582,821)
Loss on extinguishment of debt	-	(1,796,368)
Adjustments to fair value of derivatives	1,584,704	(10,841,612)
Finance cost	(1,109,290)	-
Losses attributable to equity method investment	-	(95,126)
Total non-operating income (expense)	(2,874,317)	(13,314,306)

Loss before income tax	(17,849,633)	(18,999,876)

Income tax	-	-

Net loss	(17,849,633)	(18,999,876)

Weighted average shares outstanding :
Basic	700,573,791	476,926,873
Diluted	700,573,791	476,926,873

Net loss per share attributed to common stockholders:
Basic	$(0.03)	$(0.04)
Diluted	$(0.03)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2010
(UNAUDITED)

					Additional	Promissory		Total
	Series B Preferred Stock		Common Stock		Paid-in	Notes	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable, net	Deficit	Deficit

Balance December 31, 2009	-	$-	663,649,294	$663,649	$79,829,080	$-	$(126,575,812)	$(46,083,083)

Redemptions of convertible debentures	-	-	23,950,070	23,950	2,128,412	-	-	2,152,362

Conversions of convertible debentures	-	-	17,607,935	17,608	1,735,076	-	-	1,752,684

Conversions of Series A-1 preferred stock	-	-	6,206,961	6,207	614,489	-	-	620,696

Conversions of amended convertible promissory notes	-	-	17,368,965	17,369	1,161,083	-	-	1,178,452

Common stock issued on exercise of debenture warrants	-	-	37,000	37	3,663	-	-	3,700

Common stock issued to executives for compensation	-	-	21,726,102	21,726	1,933,623	-	-	1,955,349

Common stock issued to directors for board compensation	-	-	16,773,597	16,774	1,543,439	-	-	1,560,213

Issuance of stock for financing costs	-	-	250,000	250	22,250	-	-	22,500

Issuance of Series B preferred stock	200	-	-	-	2,000,000	-	-	2,000,000

Common stock issued upon exercise of Series B preferred stock warrants	-	-	25,839,112	25,839	1,970,314	(1,996,153)	-	-

Dividends on Series B preferred stock	-	-	-	-	12,739	-	(12,739)	-

Accretion of note receivable discount	-	-	-	-	-	(12,715)	12,715	-

Option compensation charges	-	-	-	-	199,392	-	-	199,392

Net loss for three months ended March 31, 2010	-	-	-	-	-	-	(17,849,633)	(17,849,633)

Balance March 31, 2010	200	$-	793,409,036	$793,409	$93,153,560	$(2,008,868)	$(144,425,469)	$(52,487,368)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(UNAUDITED)

	Three Months Ended March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,849,633)	$(18,999,876)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	45,580	126,520
Amortization of deferred charges	22,900	76,252
Amortization of deferred revenue	(205,158)	(293,976)
Redeemable preferred stock dividend accrual	9,887	-
Stock based compensation	199,392	92,833
Amortization of deferred issuance costs	213,464	-
Amortization of discounts	3,129,424	-
Loss on extinguishment of debt	-	1,796,368
Adjustments to fair value of derivatives	(1,584,704)	10,841,612
Shares of common stock issued for services	3,515,562	-
Warrants issued for consulting services	50,232	-
Non-cash financing costs	1,109,290	-
Loss on settlement of litigation	-	4,793,949
Loss attributable to investment in joint venture	-	95,126
Amortization of deferred joint venture obligations	(33,798)	(41,592)
(Increase) / decrease in assets:
Accounts receivable	-	261,504
Prepaid expenses	9,054	32,476
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	8,438,438	(1,080,121)
Accrued interest	-	506,693
Deferred revenue	-	1,500,000

Net cash used in operating activities	(2,930,070)	(292,232)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(77,352)	-
Payments of deposits	(12,596)	(2,170)

Net cash used in investing activities	(89,948)	(2,170)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	3,700	-
Proceeds from issuance of convertible debentures	1,685,000	-
Proceeds from convertible promissory notes	1,650,000	-
Proceeds from issuance of Series A-1 convertible preferred stock, net	830,165	-
Proceeds from issuance of Series B preferred stock, net	1,490,000	-

Net cash provided by financing activities	5,658,865	-

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,638,847	(294,402)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,538,838	816,904

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$5,177,685	$522,502

CASH PAID FOR:
Interest	$-	$-
Income taxes	$6,185	$499

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 23,950,070 and 0 shares of common stock in redemption of debt	$2,152,362	$-
Issuance of 41,183,861 and 6,176,413 shares of common stock in conversion of debt and preferred stock	$3,551,832	$331,802
Issuance of 24,900,000 and 0 shares of common stock in payment convertible preferred stock issuance costs	$-	$4,731,000
Issuance of note receivable on exercise of warrants for 25,839,112 and 0 shares of common stock	$2,700,000	$-
Issuance of 0 and 39,380,847 shares of common stock in settlement of litigation	$-	$5,299,148
Issuance of 16,773,597 and 0 shares of common stock in payment of board fees	$1,560,213	$-
Issuance of 21,726,102 and 0 shares of common stock in payment of executive compensation	$1,955,349	$-
Issuance of 250,000 and 0 shares of common stock in payment of financing costs	$22,500	$-
Series B preferred stock dividend	$12,739	$-
Interest accreted on promissory notes receivable	$12,715	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2010

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

Use of Estimates — These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated variables used to calculate the Black-Scholes option pricing model used to value derivative instruments as discussed below under “Fair Value Measurements”. In addition, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the Company’s fixed assets. Actual results could differ from those estimates.

Reclassifications — Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net loss.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of March 31, 2010 and December 31, 2009, the Company had deposits in excess of federally-insured limits totaling $4,441,847 and $2,028,195, respectively. The Company has not experienced any losses in such accounts.

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

Long-Lived Assets — The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

Fair Value Measurements — For certain financial instruments, including accounts payable, accrued expenses, interest payable, convertible debt and convertible preferred stock, the carrying amounts approximate fair value due to their relatively short maturities.

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

The Company’s warrant and non-employee option derivative liabilities are carried at fair value totaling $21,285,096 and $18,168,597, as of March 31, 2010 and December 31, 2009, respectively.  The Company’s embedded conversion option liabilities associated with their convertible debt and Series A-1 preferred stock are carried at fair value totaling $8,504,858 and $8,609,804 as of March 31, 2010 and December 31, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At March 31, 2010, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	March 31, 2010
	As of	Using Fair Value Hierarchy
Derivative Liabilities	March 31, 2010	Level 1	Level 2	Level 3
Warrant derivative liabilities	$21,285,096	$-	21,285,096	-
Embedded conversion option liabilities	8,504,858	-	8,504,858	-
	$29,789,954	$-	29,789,954	-

For the three months ended March 31, 2010 and 2009, the Company recognized a gain (loss) of $1,584,704 and ($10,841,612), respectively, for the changes in the valuation of the aforementioned liabilities.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 40,626,119 options outstanding as of March 31, 2010.

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

At March 31, 2010 and 2009, approximately 404,881,796 and 248,806,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks —Currently, the Company’s revenues are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three months ended March 31, 2010 and 2009.

	March 31,
	2010	2009
Genzyme Transgenics Corporation	*	11%
Exeter Life Sciences, Inc.	15%	10%
START Licensing, Inc.	12%	*
Terumo Corporation	*	26%
International Stem Cell Corporation	18%	13%
Transition Holdings, Inc.	25%	15%
CHA Biotech and SCRMI	16%	*

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on the Company’s consolidated financial statements.

3. LICENSE REVENUE

On March 30, 2009, the Company entered into a second license agreement with CHA under which the Company will license its RPE technology, for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. The Company is eligible to receive up to a total of $1.9 million in fees based upon the parties achieving certain milestones, including the Company making an IND submission to the US FDA to commence clinical trials in humans using the technology. The Company received an up-front fee under the license in the amount of $1,100,000 during the second quarter of 2009. Under the agreement, CHA will incur all of the costs associated with the RPA clinical trials in Korea. The Company recognized $16,176 and $0 in license fee revenue for the three months ended March 31, 2010 and 2009, respectively, in its accompanying consolidated statements of operations. The full $1,100,000 license fee was included in accounts receivable and accrued in deferred revenue at March 31, 2009. The Company is recognizing revenue from this agreement over its 17-year patent useful life.

4. INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and will receive another 7% interest upon fulfilling certain obligations under the agreement through April 30, 2010. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 67% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program. Effective May 1, 2010, the Company holds a 40% interest in the joint venture and CHA Bio & Diostech, Ltd. owns a 60% interest.

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company has recorded $7,353 and $7,353 in license fee revenue for the three months ended March 31, 2010 and 2009, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $462,010 and $491,422 has been accrued in deferred revenue in the accompanying consolidated balance sheets at March 31, 2010 and 2009, respectively.

ASC 323 “Investments-Equity Method and Joint Ventures” requires that the difference between the cost of an investment and the amount of underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary. The Company has calculated the difference between the cost of the investment and the amount of underlying equity in net assets of the joint venture to be $196,130, based on the Company’s initial cost basis in the investment of $246,130, less its 33.3% of the initial equity in net assets of the joint venture of $50,000.  The Company is amortizing the $196,130 over the term of the shorter of the equipment usage or lease term (through April 2010, or 17 months from December 1, 2008). The amortization will be applied against the value of the Company’s investment. Amortization expense for the three months ending March 31, 2010 and 2009 was $0 and $46,149, respectively.

The following table is a summary of key financial data for the joint venture as of and for the three months ended March 31, 2010:

Current assets	$766,420
Noncurrent assets	$605,597
Current liabilities	$909,851
Noncurrent liabilities	$481,604
Net revenue	$6,693
Net loss	$(482,110)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Machinery & equipment	$1,470,306	$1,470,306
Computer equipment	457,545	441,744
Office furniture	76,201	76,201
Leasehold improvements	188,748	127,197
Capital leases	51,235	51,235
Accumulated depreciation	(2,098,359)	(2,052,779)
Property and equipment, net	$145,676	$113,904

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $45,580 and $126,520, respectively.

6. AMENDED AND RESTATED CONVERTIBLE DEBENTURES

In connection with the amended and restated convertible debentures, the Company issued a total of 192,172,519 warrants to the holders. The terms of the amended and restated warrants include a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. The warrants were valued at $17,636,386 and $16,072,842 at March 31, 2010 and December 31, 2009, respectively, at fair value using the Black-Scholes model. The increase in the fair value of this warrant liability was $1,563,544 and $5,919,896 during the three months ended March 31, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at March 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 2.55%, and (4) expected life of 4.25 years.

The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the amended and restated convertible debentures. As of March 31, 2010 and December 31, 2009, the convertible debentures were convertible at the option of the holders into a total of 55,001,500 and 81,901,980 shares, respectively, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $3,042,338 and $4,519,815 at March 31, 2010 and December 31, 2009, respectively. The decrease in the fair value of this liability was $1,477,477 and $2,766,546 during the three months ended March 31, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at March 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 0.41%, and (4) expected life of 0.75 years. Additionally, $1,796,368 was recorded in loss on extinguishment of the 2008 convertible debenture during the three months ended March 31, 2009, as a result of a settlement with a debenture holder in March 2009. See Note 12.

Interest expense from amortization of debt discounts for the three months ended March 31, 2010 and 2009 was $292,502 and $0, respectively.

The Company issued 29,408,005 and 7,282,667 shares of common stock upon redemption and conversion of these debentures during the three months ended March 31, 2010 and 2009, respectively.

The following table summarizes the amended and restated convertible debentures outstanding at March 31, 2010:

Convertible promissory notes, principal	$5,500,150
Debt discounts	(292,588)

Net convertible promissory notes	$5,207,562
Less current portion	(5,207,562)

Convertible promissory notes, long term	$-

7. AMENDED CONVERTIBLE PROMISSORY NOTES

During the three months ended March 31, 2010, the Company received from JMJ Financial a total of $1,500,000, which equates to a principal amount of $1,767,857, including a $267,857 original issue discount. On the draw dates, this principal was convertible into 22,916,667 shares of the Company’s common stock.

During the three months ended March 31, 2010, the Company also issued three additional convertible promissory notes to JMJ Financial, for a total of $3,000,000 available to receive in cash, for a principal sum of $3,850,000, which includes an original issue discount of $850,000. During the three months ended March 31, 2010, the Company received a total of $150,000 on these additional notes, which equates to a principal amount of $198,000, including a $48,000 original issue discount. Upon initial draws of the notes during the three months ended March 31, 2010, the outstanding principal balance on these notes was convertible into 2,329,412 shares of the Company’s commons stock. The notes mature on March 30, 2013.

The initial fair value of the embedded conversion option liability associated with the funds received during the three months ended March 31, 2010 was valued using the Black-Scholes model, resulting in an initial fair value of $2,195,554. The assumptions used in the Black-Scholes option pricing model at the dates the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 175-180%, (3) risk-free interest rate of 1.34 – 1.60%, and (4) expected life of 2.58 – 3.00 years.

As of March 31, 2010 and 2009, respectively, the convertible promissory notes were convertible at the option of the holders into a total of 44,705,592 and 10,384,615 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $3,847,300 and $2,471,727 at March 31, 2010 and December 31, 2009, respectively. The increase (decrease) in the fair value of this liability was $819,983 and ($226,987) during the three months ended March 31, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at March 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 1.60%, and (4) expected life of 2.51 – 3.00 years.

Interest expense from amortization of debt discounts for the three months ended March 31, 2010 and 2009 was $662,188 and $0, respectively.

The following table summarizes the JMJ Financial convertible promissory notes outstanding at March 31, 2010:

Convertible promissory notes, principal	$3,588,094
Debt discounts	(3,359,939)

Net convertible promissory notes	$228,155
Less current portion	(91,013)

Convertible promissory notes, long term	$137,142

The Company issued 17,368,965 and 0 shares of common stock upon redemption and conversion of these promissory notes during the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010, the Company issued 17,368,965 shares of its common stock in conversion of $1,178,452 of its amended convertible promissory notes.

8. 2009 CONVERTIBLE DEBENTURES

On February 18, 2010, the Company completed the second closing, issuing additional debentures, under the same terms of the initial closing, in the principal amount of up to $2,076,451 for a purchase price of $1,730,375 (including $45,375 previously owed to a subscriber for legal services), in a closing that was to occur within 90 days of the initial closing. Pursuant to the initial closing under the Subscription Agreement, the Company also issued an aggregate of (i) 13,808,400 Class A Warrants.

The term of the 13,808,400 warrants is five years from the initial close and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $1,175,007 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at February 18, 2010 for all warrants issued in connection with these promissory notes are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 0.34%, and (4) expected life of 4.73 years.

The fair value of the embedded conversion option liability was valued using the Black-Scholes model, resulting in an initial fair value of $1,001,140 at February 18, 2010. The convertible debenture is convertible at the option of the holders into a total of 20,764,510 shares of common stock at a conversion price of $0.10 per share, subject to anti-dilution and other customary adjustments. The assumptions used in the Black-Scholes option pricing model at February 18, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 0.34%, and (4) expected life of 0.73 years.

The fair value of the embedded conversion option liability was again valued using the Black-Scholes model, resulting in a fair value of $1,509,613 and $1,092,273 at March 31, 2010 and December 31, 2009, respectively. The convertible debenture was convertible at the option of the holders into a total of 29,644,510 and 0 shares of common stock at March 31, 2010 and 2009, respectively, at a conversion price of $0.10 per share, subject to anti-dilution and other customary adjustments. The assumptions used in the Black-Scholes option pricing model at March 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 0.24%, and (4) expected life of 0.62 years. The decrease in fair value of the embedded conversion option of $583,800 was recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended March 31, 2010.

The total of 27,793,350 warrants was valued at $2,616,021 and $1,200,151 at March 31, 2010 and December 31, 2009, respectively, at fair value using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model at March 31, 2010 for all warrants issued in connection with these convertible debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 0.24%, and (4) expected life of 0.62 years. The increase in fair value of the embedded conversion option of $240,863 was recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended March 31, 2010.

Interest expense associated with amortization of debt discounts from this debenture for the three months ended March 31, 2010 and 2009 was $2,062,656 and $0, respectively.

The Company is required to redeem the Notes monthly commencing in May 2010, in the amount of 14.28% of the initial principal amount of the Notes, in cash or common stock at the Company’s option (subject to the conditions set forth in the Notes), until the Notes are paid in full. During the three months ended March 31, 2010, the Company issued 12,150,000 shares of its common stock upon conversion of $1,215,000 of its 2009 convertible debentures.

The following table summarizes the 2009 convertible promissory notes outstanding at March 31, 2010:

Convertible debentures, principal	$2,964,451
Debt discounts	(1,835,524)

Net convertible debentures	$1,128,927
Less current portion	(699,006)

Convertible debentures, long term	$429,921

9. SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

The following table summarizes the Series A-1 redeemable convertible preferred stock and embedded derivative outstanding at March 31, 2010:

March 31,
2010
Principal due	$1,130,165
Accrued dividend	133,497
Debt discount	(102,894)
1,160,768

Less current portion	-

Non-current portion	$1,160,768

Aggregate liquidation value*	1,263,662

* Represents the sum of principal due and accrued dividends.

The outstanding balance at March 31, 2010 of $1,130,165 is convertible into 1,506,887 shares of the Company’s common stock. The Company values the conversion option initially when each draw takes place. The embedded conversion option was initially valued at $78,860 during the three months ended March 31, 2010 at fair value using the Black-Scholes model. The assumptions used in the Black-Scholes model to value the embedded conversion option at each draw date during the three months ended March 31, 2010 were as follows: (1) dividend yield of 0%; (2) expected volatility of 175 - 180%, (3) risk-free interest rate of 1.34 – 1.65%, and (4) expected life of 3.02 – 3.10 years.

The embedded conversion option was again valued at $105,606 at March 31, 2010 at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $499,241 for the three months ended March 31, 2010 was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model to value the embedded conversion option at March 31, 2010 were as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 1.60%, and (4) expected life of 3.02 years.

The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $9,888 for the three months ended March 31, 2010. During the three months ended March 31, 2010, the Company issued 83 shares of its Series A-1 convertible preferred stock upon draws of $830,165 under the financing. During the same period, the Company issued 6,206,961 shares of its common stock in conversion of $620,696 of its Series A-1 preferred stock.

Interest expense from amortization of the debt discount and deferred issuance costs for the three months ended March 31, 2010 was $315,615.

10. SERIES B PREFERRED STOCK

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

The Company agreed to pay to the Investor a commitment fee of $500,000, at the earlier of the closing of the first Tranche or the six month anniversary of the effective date, payable at the Company’s election in cash or common stock valued at 90% of the volume weighted average price of the Company’s common stock on the five trading days preceding the payment date. The $500,000 was applied towards the first tranche that was received on March 2, 2010. The commitment fee will amortize beginning from the initial issuance date of March 2, 2010 and will amortize over the four-year term.

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

On March 2, 2010, the Company delivered its first tranche notice to Optimus Life Sciences Capital Partners, LLC for delivery of 150 shares under the Series B preferred stock for funding in the amount of $1,500,000 ($990,000 in cash proceeds, $500,000 of commitment fee applied, and $10,000 in legal fees). On March 2, 2010, in connection with the funding, the Company issued 19,285,714 shares of its common stock upon exercise of the same number of warrants, which were granted simultaneously with the Company’s tranche notice. The Company received a secured promissory note in the amount of $2,025,000 to settle the warrant exercise. On March 8, 2010, the Company received another $500,000 in proceeds upon issuance of 50 shares of its Series B preferred stock. On the same date, simultaneously and connection with the funding, the Company issued 6,553,398 shares of its common stock upon exercise of the same number of warrants. The Company received a secured promissory note in the amount of $675,000 to settle the warrant exercise.

Secured Promissory Notes

In accordance with the terms of the Series B preferred stock agreement, Optimus issued to the Company a secured promissory note in consideration for receiving warrants under each tranche. The value of each secured promissory note equals the value of the warrants that Optimus received. Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Optimus. Each promissory note matures on the fourth anniversary of its issuance. In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at March 31, 2010. The value of the secured promissory notes in the accompanying consolidated balance sheets was $2,008,868, net of discounts of $691,132 at March 31, 2010, reflecting a face value of $2,700,000. However, the Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $703,848 during the three months ended March 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes. During the three months ended March 31, 2010, the Company accreted interest on the promissory note in the amount of $12,715, which was recorded in retained earnings during the period then ended. The Company recorded $12,739 in dividends on its Series B preferred stock during the same period, which was also recorded against retained earnings, for a net change of $24 to retained earnings as a result of these offsets in interest and dividends.

As of March 31, 2010 and December 31, 2009, 200 and 0 shares of Series B preferred stock were outstanding, respectively.

11. WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2010 is presented below:
			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, December 31, 2009	218,625,788	$0.13	4.35	$49
Granted	40,647,512	0.10
Exercised	(25,876,112)	0.10
Forfeited/Canceled	-	-
Outstanding, March 31, 2010	233,397,188	$0.13	4.13	$61

Vested and expected to vest	233,397,188	$0.13	4.13	61
at March 31, 2010

Exercisable, March 31, 2010	233,397,188	$0.13	4.13	61

On January 22, 2010, the Company issued 1,000,000 warrants to an investor, to purchase the same number of shares of common stock. The term of these warrants is 4.92 years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $95,464 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at January 22, 2010 for all warrants issued in connection with these promissory notes are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 2.37%, and (4) expected life of 4.92 years. The Company valued all warrants unrelated to its debentures at March 31, 2010 and December 31, 2009 at $849,455 and $765,065, respectively. The change in fair value of $11,075 during the three months ended March 31, 2010 was recorded through the results of operations as an adjustment to fair value of derivatives.

During the three months ended March 31, 2010, the Company issued 25,839,112 warrants to Optimus in connection with its Series B preferred stock, which warrants were simultaneously exercised. See Note 10.

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at March 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
0.05	1,226,000	2.43	$0.05	1,226,000	$0.05
0.10 - 0.11	220,745,661	4.28	0.09	220,745,661	0.09
0.34	3,720,588	0.52	0.34	3,720,588	0.34
0.38 - 0.40	3,080,636	3.69	0.39	3,080,636	0.39
0.85 - 0.96	4,231,386	0.80	0.95	4,231,386	0.95
2.20	72,917	1.38	2.20	72,917	2.20
2.48 - 2.54	320,000	1.05	2.54	320,000	2.54
	233,397,188			233,397,188

  12. STOCKHOLDERS’ EQUITY TRANSACTIONS

On March 5, 2009, the Company settled a lawsuit originally brought by an investor in January 2009, who is an investor in the 2007 and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. As a result of the lawsuit, the Company was required by court order to reduce the conversion price on convertible debentures held by this investor to $0.02 per share, effective immediately, so long as the Company has a sufficient number of authorized shares to honor the request for conversion. During the three months ended March 31, 2009, the Company issued 4,847,050 shares of its common stock to this investor in conversion of approximately $97,000 of its 2006 debenture at $0.02 per share, and 1,252,950 shares of its common stock to this investor in conversion of approximately $25,000 of its 2007 debenture at $0.02 per share. The Company has considered the impact on the accounting treatment of the change in conversion price of the 2007 and 2008 Convertible Debentures. Accounting standards state that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The Company calculated the fair value of the conversion option for the 2007 and April 2008 debentures immediately prior to and after the change in the conversion price, and evaluated the impact of the change in conversion price. The Company concluded that the change in conversion price for this investor constitutes a substantial modification in the terms of the 2007 and 2008 debenture agreements. Based on the Company’s evaluation, the below table summarizes the impact relative to the Debentures’ face value on March 5, 2009.

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

For providing investor relations services in connection with the Series A-1 convertible preferred stock credit facility (see Note 9), the Company issued a consultant 24,900,000 shares of its common stock on February 9, 2009. The Company valued the issuance of these shares at $4,731,000 based on a closing price of $0.19 on February 9, 2009 and recorded the value of the shares as deferred financing costs associated with the financing on the date they were issued.

On March 10, 2010, the Company issued 5,000,000 shares of its restricted common stock to each of its directors in connection with their services on the board of directors.

During the three months ended March 31, 2010, the Company issued a total of 21,726,102 shares of its common stock to its chief executive officer and chief scientific officer. Further, the Company is to issue an additional 97,746,696 shares of its common stock to the same officers. The Company recorded $10,752,552 in officer compensation expense for the value of these shares.

During the three months ended March 31, 2010, the Company issued a total of 16,773,597 shares of its common stock to its directors as compensation for services provided as directors. The Company recorded $1,560,213 in board compensation expense for the value of these shares.

On February 19, 2010, the Company issued 250,000 shares of its common stock in connection with its Series A-1 financing described in Note 9.

On March 8, 2010 and March 30, 2010, the Company issued a total of 25,839,112 upon exercise of warrants issued in connection with its Series B preferred stock. On March 8, 2010 and March 30, 2010, the Company received promissory notes in the amount of $2,700,000 from Optimus, in consideration for warrants issued to Optimus. The promissory notes have been included as a separate component of stockholders’ deficit at March 31, 2010. See Note 10.

  13. STOCK-BASED COMPENSATION

  Stock Plans

The following table summarizes the Company's stock incentive plans as of March 31, 2010:

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant
2004 Stock Plan	2,492,000	820,000	370,000
2004 Stock Plan II	1,301,161	1,071,161	230,000
2005 Plan	41,745,484	38,734,958	112,880,892
	45,538,645	40,626,119	113,480,892

Stock Option Activity

A summary of option activity for the three months ended March 31, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, December 31, 2009	28,486,119	$0.32	8.09	$33
Granted	12,140,000	-
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2010	40,626,119	$0.25	8.45	$179

Vested and expected to vest
at March 31, 2010	38,043,322	0.26	8.37	164

Exercisable, March 31, 2010	20,758,449	0.39	7.40	55

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

As of March 31, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,524,000, which is expected to be recognized over a weighted average period of approximately 9.54 years.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	820,000	4.37	$0.05	820,000	$0.05
0.09	12,140,000	10.00	0.09	379,376	0.09
0.10	14,501,273	9.63	0.10	8,924,183	0.10
0.21	5,811,669	7.61	0.21	3,281,712	0.21
0.25 - 0.76	1,071,161	4.76	0.25	1,071,161	0.25
0.85	5,604,099	4.84	0.85	5,604,100	0.85
1.35 - 2.48	677,917	5.61	2.04	677,917	2.04
	40,626,119			20,758,449

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the three months ended March 31, 2010 and 2009 are as follows:

	2010	2009
Risk-free interest rate	2.29 - 3.84%	2.50%
Expected life of the options	5 - 10 years	4 years
Expected volatility	175 - 180%	148%
Expected dividend yield	0%	0%
Expected forfeitures	13%	13%

14. COMMITMENTS AND CONTINGENCIES

On January 29, 2010, the Company signed a new lease to move from its Worcester facility to a new 10,607 square-foot facility in Marlboro, Massachusetts. The lease term is from April 1, 2010 through June 30, 2015. Monthly base rent in 2010 is $12,596.

Rent expense recorded in the financial statements for the three months ended March 31, 2010 and 2009 was approximately $108,000 and $115,000, respectively.

On March 5, 2009, the Company settled a lawsuit originally brought by an investor in January 2009, who is an investor in the 2007 and 2008 debentures, and associated with the default on August 6, 2008 on all debentures. As a result of the lawsuit, the Company was required by court order to reduce the conversion price on convertible debentures held by this investor to $0.02 per share, effective immediately, so long as the Company has a sufficient number of authorized shares to honor the request for conversion. See Note 12.

On October 1, 2007 Gary D. Aronson brought suit against the Company with respect to a dispute over the interpretation of the anti-dilution provisions of our warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that we breached warrants to purchase securities issued by us to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  The Plaintiffs withdrew their case the day before the trial date. The Company is now seeking attorney fees relating the Company defending the case over the past 2.5 years.

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

On March 9, 2009, plaintiffs filed a complaint and summons in the Supreme Court of the State of New York, County of New York against the Company and its subsidiary Mytogen, Inc. Plaintiffs’ complaint alleges, among other things, that the Company has breached the terms of certain contracts with plaintiffs; namely, convertible debentures and a consulting agreement. Plaintiffs seek preliminary and permanent injunctive relief directing the Company to deliver to plaintiff Bristol Investment Fund, Ltd. (“Bristol”) 2.5 million shares of its common stock, declaring a conversion price of $0.02 for the convertible debentures held by plaintiffs, and directing the Company to honor plaintiff’s future conversion requests. Plaintiffs also seek compensatory damages in an amount to be determined at trial, but alleged in the complaint to exceed $1.5 million. On May 1, 2009, the Company filed an answer to plaintiffs’ complaint. On May 13, 2009, the Company filed a motion to stay the action and to compel arbitration of all claims by Bristol. The court has not yet ruled on the Company’s motion to stay the action and to compel arbitration. On or about September 16, 2009, plaintiffs filed an order to show cause, seeking the issuance of a preliminary injunction directing the Company to deliver to Bristol 2.5 shares of its common stock pursuant to a convertible debenture and 47.4 million shares of its common stock  pursuant to common stock purchase warrants, declaring a conversion price of $0.02 for the convertible debenture held by plaintiffs, and enjoining or restraining the Company from issuing shares of its common stock to any entity other than plaintiffs or the other holders of convertible debentures. On September 25, 2009, the Company submitted its response in opposition to plaintiffs’ motion and moved by cross-motion for dismissal of the complaint, based on the terms of the consent, waiver, amendment and exchange agreement entered into between the Company and the holders of over 95% of the outstanding principal amount of the Amended and Restated Debentures. The court has not yet ruled on the respective motions. The Company intends to continue to contest the case vigorously. Management believes the Company will prevail, and accordingly, the Company did not recognize a liability in its accompanying consolidated balance sheet at March 31, 2010.

The Company has entered into employment contracts with certain executives and research personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term and can be terminated by either party. There is a provision for payments of three months to one year of annual salary as severance if the Company terminates a contract without cause, along with the acceleration of certain unvested stock option grants.

15. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010, the Company issued a total of 21,726,102 shares of its common stock to its chief executive officer and chief scientific officer. Further, the Company is to issue an additional 97,746,696 shares of its common stock to the same officers. See Note 12.

During the three months ended March 31, 2010, the Company issued a total of 16,773,597 shares of its common stock to its directors as compensation for services provided as directors. See Note 12.

16.      SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of filing this report.

On April 30, 2010, the Company was no longer under the obligation to provide laboratory space to SCRMI, the joint venture to which the Company is a party. See Note 4. The two partners to the joint venture are in negotiations on further funding of the joint venture, but there can be no assurances that an agreement will be reached. Any financial statement impact at this time is unclear should an agreement not be reached.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in this quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. See “RISK FACTORS THAT MAY AFFECT OUR BUSINESS” set forth herein for a more complete discussion of these factors. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Fair Value Measurements — For certain financial instruments, including accounts receivable, accounts payable, accrued expenses, interest payable and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

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

Recent Accounting Pronouncements

In October 2009, the FASB issued Accounting Standards Update 2009-15 ("ASU 2009-15") regarding accounting for own-share lending arrangements in contemplation of convertible debt issuance or other financing.  This ASU requires that at the date of issuance of the shares in a share-lending arrangement entered into in contemplation of a convertible debt offering or other financing, the shares issued shall be measured at fair value and be recognized as an issuance cost, with an offset to additional paid-in capital. Further, loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs, at which time the loaned shares would be included in the basic and diluted earnings-per-share calculation.  This ASU is effective for fiscal years beginning on or after December 15, 2009, and interim periods within those fiscal years for arrangements outstanding as of the beginning of those fiscal years. The adoption of this ASU did not have a significant impact on our consolidated financial statements.

On December 15, 2009, the FASB issued ASU No. 2010-06 Fair Value Measurements and Disclosures Topic 820 “Improving Disclosures about Fair Value Measurements”.  This ASU requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement as set forth in Codification Subtopic 820-10. The FASB’s objective is to improve these disclosures and, thus, increase the transparency in financial reporting.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

On February 25, 2010, the FASB issued ASU 2010-09 Subsequent Events Topic 855 “Amendments to Certain Recognition and Disclosure Requirements,” effective immediately. The amendments in the ASU remove the requirement for an SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB believes these amendments remove potential conflicts with the SEC’s literature. The adoption of this ASU did not have a material impact on our consolidated financial statements.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, Derivatives and Hedging — Embedded Derivatives — Recognition. All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU is effective for the Company on July 1, 2010. Early adoption is permitted. The adoption of this ASU will not have a material impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,		Three Months Ended March 31,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$205,158	100.0%	$293,976	100.0%
Cost of Revenue	66,650	32.5%	138,752	47.2%
Gross profit	138,508	67.5%	155,224	52.8%
Research and development expenses and
Grant reimbursements	3,895,581	1898.8%	299,767	102.0%
General and administrative expenses	11,218,243	5468.1%	747,078	254.1%
Loss on settlement of litigation	-	0.0%	4,793,949	1630.7%
Non-operating income (expense)	(2,874,317)	-1401.0%	(13,314,306)	-4529.0%
Net loss	$(17,849,633)	-8700.4%	$(18,999,876)	-6463.1%

Revenue

Revenue for the three months ended March 31, 2010 and 2009 was $205,158 and $293,976, respectively, which represents a decrease of $88,818.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the three months ended March 31, 2010 was due to licenses being terminated during the fourth quarter 2009, while no new licenses were added during the three months ended March 31, 2010.

Of the revenue recognized during the three months ended March 31, 2010, we recognized $51,470 in license fee revenue from Transition Holdings, Inc. and another $37,500 from International Stem Cell Corporation.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) for the three months ended March 31, 2010 and 2009 were $3,895,581 and $436,607, respectively, an increase of $3,458,974.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  The increase in R&D expenditures during the three months ended March 31, 2010 as compared to the same period in 2009 is primarily due to 30,192,203 shares of common stock issued and to be issued to our chief scientific officer, valued at $2,717,298 during the three months ended March 31, 2010. Further, the Company hired new R&D employees, increased its R&D activity, and increased its patent legal costs during the three months ended March 31, 2010.

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

Grant reimbursements for the three months ended March 31, 2010 and 2009 were $0 and $136,840, respectively.  The Company received one grant during the three months ended March 31, 2009 from the National Institutes of Health.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2010 and 2009 were $11,218,243 and $747,078, respectively, an increase of $10,471,165.  This expense increase was primarily due to 89,280,595 shares of our common stock issued or to be issued to our chief executive officer, valued at $8,035,254, and another 16,773,597 shares of our common stock issued to our directors, valued at $1,533,513, during the three months ended March 31, 2010. Additionally, during the three months ended March 31, 2010, we experienced an increase in legal fees in our efforts to secure financing and in defending the Company in various legal matters.

Loss on Settlement

Loss on settlement for the three months ended March 31, 2010 and 2009 were $0 and $4,793,949, respectively. During the three months ended March 31, 2009, we entered into a settlement agreement pursuant to which we agreed to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of our common stock. During that quarter, we settled $505,199 in accounts payable through the issuance of 39,380,847 shares of our common stock with a value of $5,299,148. Accordingly, we recorded a loss on settlement of $4,793,949 for the three months ended March 31, 2009.

Non-operating income (expense)

Non-operating income (expense) for the three months ended March 31, 2010 and 2009 were ($2,874,317) and ($13,314,306), respectively, which represents an increase of $10,439,989 in non-operating income (expense). The change in non-operating income (expense) in the three months ended March 31, 2010, compared to that of the earlier period, relates primarily to the change in fair value of derivatives related to the debt financings, offset by the adjustments to loss on extinguishment of convertible debentures during the three months ended March 31, 2009 of $1,796,368.

Interest income was $3,043 and $1,621 during the three months ended March 31, 2010 and 2009, respectively. Interest income was higher in the three months ended March 31, 2010 than in the three months ended March 31, 2009 due to the higher cash balances held in interest-bearing deposits during the periods. Interest expense was $3,352,774 and $582,821 for the three months ended March 31, 2010 and 2009, respectively, which represents an increase of $2,769,953. The increase in interest expense in the three months ended March 31, 2010, compared to the earlier period primarily to amortization of debt discounts and deferred financing costs being recorded during 2010 for all debt and preferred stock outstanding.

The change in the fair value of derivatives was $1,584,704 and ($10,841,612) for the three months ended March 31, 2010 and 2009, respectively.  The significant reduction in our debt balances due to conversion s to common stock contributed most significantly to the change on the fair value of derivatives during the three months ended March 31, 2010.

Net Loss

Net loss for the three months ended March 31, 2010 and 2009 was $17,849,633 and $18,999,876, respectively. The change in loss in each period is the result of changes to the fair value of derivatives and interest charges related to convertible debentures, interest charges on our debt, and expenses during the three months ended March 31, 2010 relating to issuance of shares of our common stock to executives and directors.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2010	2009
Net cash used in operating activities	$(2,930,070)	$(292,232)
Net cash used in investing activities	(89,948)	(2,170)
Net cash provided by financing activities	5,658,865	-
Net increase (decrease) in cash and cash equivalents	2,638,847	(294,402)
Cash and cash equivalents at the end of the period	$5,177,685	$522,502

Operating Activities

Our net cash used in operating activities during the three months ended March 31, 2010 and 2009 was $2,930,070 and $292,232, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures.

Cash Flows from Investing and Financing Activities

Cash used in investing activities during the three months ended March 31, 2010 and 2009 was $89,948 and $2,170, respectively. Our cash used in investing activities during the three months ended March 31, 2010 was attributed to payment of a deposit on our leased space in Massachusetts as well as a payment for the purchase of fixed assets for approximately $77,000. Cash flows provided by financing activities during the three months ended March 31, 2010 was $5,658,865. During the three months ended March 31, 2010, we received $830,165 from the issuance of Series A-1 convertible preferred stock, $1,490,000 from the issuance of Series B preferred stock, $1,685,000 from the issuance of convertible debentures and $1,650,000 from the issuance of convertible promissory notes.

We are financing our operations primarily from the following activities:

We plan to fund our operations for the next twelve months primarily from the following financings:

•	During 2009 and the first quarter of 2010, we issued $4,270,000 in convertible promissory note financings with JMJ Financial. As of March 31, 2010, $4,230,000 remains available to us.
•
During 2009 and the first quarter of 2010, we received $3,349,250 from the 2009 convertible debenture. The convertible debenture contains an Additional Investment Right that allows the Company to receive an additional $3,483,000 in funding.

•
During 2009 and the first quarter 2010, we received $3,168,166 from the issuance of our Series A-1 convertible preferred stock credit facility. The facility allows for a maximum placement of $5,000,000.

•	During the first quarter 2010, we received $1,490,000 from the issuance of Series B preferred stock. The agreement allows for a maximum placement of $10,000,000.
•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended March 31, 2010, it would not have had a material effect on our results of operations or cash flows for that period.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gary D. Aronson v. Advanced Cell Technology, Inc., Superior Court of California, County of Alameda, Case No. RG07348990. John S. Gorton v. Advanced Cell Technology, Inc, Superior Court of California, County of Alameda Case No. RG07350437.  On October 1, 2007 Gary D. Aronson brought suit against us with respect to a dispute over the interpretation of the anti-dilution provisions of our warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that we breached warrants to purchase securities issued by us to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  The Plaintiffs withdrew their case the day before the trial date. We are now seeking attorney fees relating us defending the case over the past 2.5 years.

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

ITEM 1A. RISK FACTORS

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

Risks Relating to Our Debt Financings

If we are required for any reason to repay our outstanding debt financings we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.    We have outstanding, as of March 31, 2010, $13,182,860 aggregate original principal amount of debt, including redeemable preferred stock. We are required to repay on a monthly basis, by payment, at our option, with cash or with shares of our common stock.

There are a large number of shares underlying our debt in full, and warrants that are exercisable and the Company is liable to provide. The sale of these shares may depress the market price of our common stock. As of March 31, 2010, on an aggregated basis our debt and preferred stock financings may result in being converted into 130,858,489 shares of our common stock, and warrants and options that may be converted into approximately 274,023,307 shares of our common stock.

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

General Risks Relating to Our Business

We are subject to litigation that will be costly to defend or pursue and uncertain in its outcome. Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business..

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 19, 2010, the Company issued and sold a convertible promissory note (“JMJ Note 1”) in the principal amount of $1,200,000 for a purchase price of $1,000,000 to JMJ Financial (reflecting a 16.67% original issue discount) in a private placement.  The Company shall pay a one-time interest payment of 10% of the principal of JMJ Note 1 which is due on the maturity date of JMJ Note 1, which is January 19, 2013.  JMJ Note 1 is convertible into shares of the Company’s common stock at a conversion price of the lesser of (i) $.25 per share or (ii) eighty percent of the average of the three lowest trade prices in the 20 trading days prior to the conversion.

On March 30, 2010, the Company issued three convertible promissory notes to JMJ Financial, for a total of $3,000,000 in available consideration, for a principal sum of $3,850,000, which includes an original issue discount of $850,000. During the three months ended March 31, 2010, the Company received a total of $150,000 on these additional notes, which equates to a principal amount of $198,000, including a $48,000 original issue discount. The notes are convertible into shares of the Company’s common stock at a price equal to the lesser of $0.10 or 85% of the average of the three lowest trading prices in the previous twenty days to the conversion. The proceeds from the issuance of these notes are intended for use in the Company’s research and development activities.

On February 18, 2010, the Company completed the second closing of its 2009 convertible debentures, issuing additional debentures, under the same terms of the initial closing, in the principal amount of up to $2,076,451 for a purchase price of $1,730,375. Pursuant to the initial closing under the Subscription Agreement, the Company also issued an aggregate of 13,808,400 Class A Warrants. The convertible debentures are convertible into shares of the Company’s common stock at $0.10, and the warrants are exercisable anytime and for up to five years after the initial closing at an exercise price of $0.10. The proceeds from the issuance of these notes is intended for use in the Company’s research and development activities.

On March 2, 2010, the Company delivered its first tranche notice to Optimus Life Sciences Capital Partners, LLC for delivery of 150 shares under the Series B redeemable preferred stock for funding in the amount of $1,500,000. On March 2, 2010, in connection with the funding, the Company issued 19,285,714 shares of its common stock upon exercise of the same number of warrants, which were granted simultaneously with the Company’s tranche notice. On March 8, 2010, the Company received another $500,000 in proceeds upon issuance of 50 shares of its Series B preferred stock. On the same date, simultaneously and connection with the funding, the Company issued 6,553,398 shares of its common stock upon exercise of the same number of warrants. The proceeds from the issuance of these notes is intended for use in the Company’s research and development activities.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, and transfer was restricted by the Company in accordance with the requirements of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

On January 19, 2010, the Company issued and sold a convertible promissory note (“JMJ Note 1”) in the principal amount of $1,200,000 for a purchase price of $1,000,000 to JMJ Financial (reflecting a 16.67% original issue discount) in a private placement.  The Company shall pay a one-time interest payment of 10% of the principal of JMJ Note 1 which is due on the maturity date of JMJ Note 1, which is January 19, 2013.  JMJ Note 1 is convertible into shares of the Company’s common stock at a conversion price of the lesser of (i) $.25 per share or (ii) eighty percent of the average of the three lowest trade prices in the 20 trading days prior to the conversion.

On March 30, 2010, the Company issued and sold a $600,000 unsecured convertible note (“JMJ Note 2”) to JMJ Financial, for a purchase price of $500,000 (reflecting a 16.67% original issue discount) in a private placement. JMJ Financial shall pay the purchase price of JMJ Note 2 within 5 business days of the filing a registration statement covering the shares of common stock underlying JMJ Note 2. The Company shall pay a one-time interest payment of 10% of the principal of the promissory note which is due on the maturity date of the promissory note, which is March 30, 2013. JMJ Note 2 is convertible into shares of the Company’s common stock at a conversion price of the lesser of (i) $.10 per share or (ii) eighty five percent of the average of the three lowest trade prices in the 20 trading days prior to the conversion.

On March 30, 2010, the Company issued and sold a $1,200,000 unsecured convertible note (“JMJ Note 3”) to JMJ Financial, for a purchase price of $1,000,000 (reflecting a 16.67% original issue discount) in a private placement. JMJ Financial shall pay the purchase price of JMJ Note 3 within 5 business days of the filing a registration statement covering the shares of common stock underlying JMJ Note 3. The Company shall pay a one-time interest payment of 10% of the principal of JMJ Note 3 which is due on the maturity date of JMJ Note 3, which is March 30, 2013. JMJ Note 3 is convertible into shares of the Company’s common stock at a conversion price of the lesser of (i) $.10 per share or (ii) eighty five percent of the average of the three lowest trade prices in the 20 trading days prior to the conversion.

On March 30, 2010, the Company issued and sold a $1,700,000 unsecured convertible note (“JMJ Note 4”, and together with the JMJ Note 1, JMJ Note 2, JMJ Note 3, and JMJ Note 4, the “JMJ Notes”) to JMJ Financial, for a purchase price of $1,500,000 (reflecting a 11.76% original issue discount) in a private placement. JMJ Financial shall pay the purchase price of JMJ Note 4 within 5 business days of the filing a registration statement covering the shares of common stock underlying JMJ Note 4. The Company shall pay a one-time interest payment of 10% of the principal of JMJ Note 4 which is due on the maturity date of JMJ Note 4, which is March 30, 2013. JMJ Note 4 is convertible into shares of the Company’s common stock at a conversion price of the lesser of (i) $.10 per share or (ii) eighty five percent of the average of the three lowest trade prices in the 20 trading days prior to the conversion.

In connection with the issuance of the JMJ Notes, on March 30, 2010, the Company entered into a letter agreement (the “JMJ Letter Agreement”) with the JMJ Financial, pursuant to which, JMJ Financial agreed that, notwithstanding the terms of the JMJ Notes, any conversion JMJ Financial effects of the JMJ Notes will be at a conversion price of not lower than $0.10, and the Company agreed that, if JMJ Financial effects any conversion of the JMJ Notes at a conversion price of $0.10, the Company will add a “Make Whole Amount” to the balance of the applicable JMJ Note. Under the JMJ Letter Agreement, the Make Whole Amount is defined as the difference between $0.10 and the conversion price that would otherwise be applicable under the JMJ Notes, times the number of shares being converted.

In connection with the issuance of the JMJ Notes, on March 30, 2010, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with JMJ Financial. Pursuant to the Registration Rights Agreement, the Company agreed to file, no later than May 20, 2010, a registration statement covering the shares of common stock underlying the JMJ Notes.

ITEM 6. EXHIBITS

Exhibit Description

10.1	Promissory Note, dated January 19, 2010, issued to JMJ Financial *

10.2	Promissory Note, dated March 30, 2010, in principal amount of $600,000, issued to JMJ Financial *

10.3	Promissory Note, dated March 30, 2010, in principal amount of $1,200,000, issued to JMJ Financial *

10.4	Promissory Note, dated March 30, 2010, in principal amount of $1,700,000, issued to JMJ Financial *

10.5	Letter Agreement, dated March 30, 2010, between the Company and JMJ Financial *

10.6	Registration Rights Agreement, dated March 30, 2010, between the Company and JMJ Financial *

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated: May 7, 2010