Form 10-Q
period 2010-06-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2010-08-09
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO           .

COMMISSION FILE NUMBER: 0-50295

ADVANCED CELL TECHNOLOGY, INC.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

DELAWARE	87-0656515
(STATE OR OTHER JURISDICTION OF	(I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)

33 LOCKE DRIVE, MARLBOROUGH, MASSACHUSETTS 01752
(ADDRESS, INCLUDING ZIP CODE, OF PRINCIPAL EXECUTIVE OFFICES)

381 PLANTATION STREET, WORCESTER, MASSACHUSETTS 01605
(FORMER NAME OR FORMER ADDRESS IF CHANGED SINCE LAST REPORT)

REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE: (508) 756-1212

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 5, 2010:
Common Stock, $0.001 par value per share	958,332,235 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2010 AND DECEMBER 31, 2009

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,671,752	$2,538,838
Prepaid expenses	-	9,054
Deferred royalty fees, current portion	91,598	91,598
Total current assets	4,763,350	2,639,490

Property and equipment, net	212,712	113,904
Deferred royalty fees, less current portion	340,889	386,689
Deposits	14,766	2,170
Deferred issuance costs, net of amortization of $3,882,702 and $3,535,245, respectively	1,598,570	1,945,755

TOTAL ASSETS	$6,930,287	$5,088,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$5,026,207	$6,172,881
Accrued expenses	2,179,840	2,031,032
Deferred revenue, current portion	970,632	805,926
Amended and restated convertible debentures, net of discounts of $124,312 and $585,088, respectively	3,275,778	7,605,107
Convertible promissory notes, current portion, net of discounts of $1,547,435 and $905,973, respectively	155,529	685,233
2009 Convertible debentures, current portion, net of discounts of $924,614 and $1,599,073, respectively	1,575,266	246,893
Embedded conversion option liabilities, current portion	4,390,587	6,772,200
Deferred joint venture obligations, current portion	15,124	56,602
Total current liabilities	17,588,963	24,375,874

Convertible promissory notes, less current portion, net of discounts of $1,945,953 and $1,150,300, respectively	195,583	59,184
2009 Convertible debentures, less current portion, net of disounts of $0 and $222,656, respectively	-	34,378
Embedded conversion option liabilities, less current portion	3,351,850	1,837,604
Warrant derivative liabilities	16,645,548	18,168,597
Deferred joint venture obligations, less current portion	1,854	6,870
Deferred revenue, less current portion	5,355,367	5,780,389
Total liabilities	43,139,165	50,262,896

Preferred stock, Series A-1 Redeemable; $0.001 par value; 50,000,000 shares authorized,
113 and 92 shares issued and outstanding; aggregate liquidation value: $1,292,109 and $1,044,305, respectively	1,197,711	908,195

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized,
250 and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,750,000,000 shares authorized,
937,837,343 and 663,649,294 shares issued and outstanding	937,837	663,649
Additional paid-in capital	105,716,769	79,829,080
Promissory notes receivable, net of discount of $808,987 and $0, respectively	(2,566,013)	-
Accumulated deficit	(141,495,182)	(126,575,812)
Total stockholders' deficit	(37,406,589)	(46,083,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,930,287	$5,088,008

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue (License fees and royalties)	$205,158	$242,995	$410,316	$536,971
Cost of Revenue	66,650	77,347	133,300	216,099
Gross profit	138,508	165,648	277,016	320,872

Operating expenses:
Research and development	1,484,141	1,138,258	5,379,722	1,574,865
Grant reimbursements	-	-	-	(136,840)
General and administrative expenses	1,349,219	760,556	12,567,462	1,507,634
Change in estimate of accrued liabilities	(1,569,966)	-	(1,569,966)	-
Loss on settlement of litigation	-	-	-	4,793,949
Total operating expenses	1,263,394	1,898,814	16,377,218	7,739,608
Loss from operations	(1,124,886)	(1,733,166)	(16,100,202)	(7,418,736)

Non-operating income (expense):
Interest income	7,936	137	10,979	1,758
Interest expense and late fees	(2,429,519)	(953,089)	(5,782,293)	(1,535,910)
Gain on forgiveness of debt	27,973	-	27,973	-
Adjustments to fair value of derivatives	6,942,005	(26,701,374)	8,526,709	(37,542,986)
Finance cost	(493,110)	-	(1,602,400)	-
Losses attributable to equity method investment	-	(49,312)	-	(144,438)
Loss on modification of debentures	-	-	-	(1,796,368)
Total non-operating income (expense)	4,055,285	(27,703,638)	1,180,968	(41,017,944)

Income (loss) before income tax	2,930,399	(29,436,804)	(14,919,234)	(48,436,680)

Income tax	-	-	-	-

Net income (loss)	$2,930,399	$(29,436,804)	$(14,919,234)	$(48,436,680)

Weighted average shares outstanding :
Basic	882,666,998	499,905,641	708,524,844	476,926,873
Diluted	883,576,331	499,905,641	708,524,844	476,926,873

Income (Loss) per share:
Basic	$0.00	$(0.06)	$(0.02)	$(0.10)
Diluted	$0.00	$(0.06)	$(0.02)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2010
(UNAUDITED)

					Additional	Promissory		Total
	Series B Preferred Stock		Common Stock		Paid-in	Notes	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable, net	Deficit	Deficit

Balance December 31, 2009	-	$-	663,649,294	$663,649	$79,829,080	$-	$(126,575,812)	$(46,083,083)

Redemptions of convertible debentures	-	-	57,505,561	57,504	4,659,485	-	-	4,716,989

Conversions of convertible debentures	-	-	17,607,935	17,608	1,735,076	-	-	1,752,684

Conversions of Series A-1 preferred stock	-	-	6,206,961	6,207	614,489	-	-	620,696

Conversions of amended convertible promissory notes	-	-	35,987,586	35,988	2,198,987	-	-	2,234,975

Common stock issued on exercise of debenture warrants	-	-	37,000	37	3,663	-	-	3,700

Common stock issued to executives for compensation	-	-	107,051,697	107,052	9,527,601	-	-	9,634,653

Common stock issued to directors for board compensation	-	-	16,773,597	16,774	1,543,439	-	-	1,560,213

Common stock issued for services and settlement of accounts payable	-	-	178,600	179	12,323	-	-	12,502

Issuance of stock for financing costs	-	-	250,000	250	22,250	-	-	22,500

Issuance of Series B preferred stock	250	-	-	-	2,500,000	-	-	2,500,000

Common stock issued upon exercise of Series B preferred stock warrants	-	-	32,589,112	32,589	2,462,602	(2,495,191)	-	-

Dividends on Series B preferred stock	-	-	-	-	70,958	-	(70,958)	-

Accretion of note receivable discount	-	-	-	-	-	(70,822)	70,822	-

Option compensation charges	-	-	-	-	536,816	-	-	536,816

Net loss for six months ended June 30, 2010	-	-	-	-	-	-	(14,919,234)	(14,919,234)

Balance June 30, 2010	250	$-	937,837,343	$937,837	$105,716,769	$(2,566,013)	$(141,495,182)	$(37,406,589)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(UNAUDITED)

	Six Months Ended June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,919,234)	$(48,436,680)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	67,437	232,752
Amortization of deferred charges	45,800	91,099
Amortization of deferred revenue	(410,316)	(536,971)
Redeemable preferred stock dividend accrual	38,333	31,348
Stock based compensation	536,816	193,697
Amortization of deferred issuance costs	347,186	289,790
Amortization of discounts	5,396,585	10,230
Loss on extinguishment of debt	-	1,796,368
Adjustments to fair value of derivatives	(8,526,709)	37,542,986
Shares of common stock issued for services	11,207,368	-
Warrants issued for consulting services	97,159	-
Non-cash financing costs	1,602,400	-
Loss on settlement of litigation	-	4,793,949
Loss attributable to investment in joint venture	-	144,438
Amortization of deferred joint venture obligations	(46,494)	(83,185)
Change in estimate of accrued liabilities
Gain on forgiveness of debt	(27,973)	-
(Increase) / decrease in assets:
Accounts receivable	-	261,504
Prepaid expenses	9,054	(13,990)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(401,868)	(2,408,138)
Accrued interest	-	1,109,607
Deferred revenue	150,000	3,050,000

Net cash used in operating activities	(4,834,456)	(1,931,196)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(173,899)	(3,388)
Payments of deposits	(12,596)	(2,170)

Net cash used in investing activities	(186,495)	(5,558)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	3,700	-
Proceeds from issuance of convertible debentures	1,685,000	-
Proceeds from convertible promissory notes	2,650,000	-
Proceeds from issuance of Series A-1 convertible preferred stock, net	830,165	1,809,761
Proceeds from issuance of Series B preferred stock, net	1,985,000	-

Net cash provided by financing activities	7,153,865	1,809,761

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,132,914	(126,993)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,538,838	816,904

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$4,671,752	$689,911

CASH PAID FOR:
Interest	$-	$-
Income taxes	$9,244	$514

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 57,505,561 and 0 shares of common stock in redemption of debt	$4,716,989	$-
Issuance of 59,802,482 and 6,176,413 shares of common stock in conversion of debt and preferred stock	$4,608,355	$331,802
Issuance of 0 and 24,900,000 shares of common stock in payment convertible preferred stock issuance costs	$-	$4,731,000
Issuance of note receivable on exercise of warrants for 32,589,112 and 0 shares of common stock	$3,375,000	$-
Issuance of 28,600 and 39,380,847 shares of common stock in settlements	$2,002	$5,299,148
Issuance of 150,000 and 0 shares of common stock for services	$10,500	$-
Issuance of 16,773,597 and 0 shares of common stock in payment of board fees	$1,560,213	$-
Issuance of 107,051,697 and 0 shares of common stock in payment of executive compensation	$9,634,653	$-
Issuance of 250,000 and 0 shares of common stock in payment of financing costs	$22,500	$-
Series B preferred stock dividend	$70,958	$-
Interest accreted on promissory notes receivable	$70,822	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Reclassifications — Certain prior year financial statement balances have been reclassified to conform to the current year presentation. These reclassifications had no effect on the recorded net income or net loss.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of June 30, 2010 and December 31, 2009, the Company had deposits in excess of federally-insured limits totaling $3,904,901 and $2,028,195, respectively. The Company has not experienced any losses in such accounts.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

Long-Lived Assets — The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2010, the Company had not experienced impairment losses on its long-lived assets.

Fair Value Measurements — For certain financial instruments, including accounts payable, accrued expenses, interest payable, convertible debt and convertible preferred stock, the carrying amounts approximate fair value due to their relatively short maturities.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

The Company’s warrant and non-employee option derivative liabilities are carried at fair value totaling $16,645,548 and $18,168,597, as of June 30, 2010 and December 31, 2009, respectively.  The Company’s embedded conversion option liabilities associated with their convertible debt and Series A-1 preferred stock are carried at fair value totaling $7,742,437 and $8,609,804 as of June 30, 2010 and December 31, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At June 30, 2010, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	June 30, 2010
	As of	Using Fair Value Hierarchy
Derivative Liabilities	June 30, 2010	Level 1	Level 2	Level 3
Warrant derivative liabilities	$16,645,548	$-	16,645,548	-
Embedded conversion option liabilities	7,742,437	-	7,742,437	-
	$24,387,985	$-	24,387,985	-

For the three months ended June 30, 2010 and 2009, the Company recognized a gain (loss) of $6,942,005 and ($26,701,374), respectively, for the changes in the valuation of the aforementioned liabilities. For the six months ended June 30, 2010 and 2009, the Company recognized a gain (loss) of $8,526,709 and ($37,542,986), respectively, for the changes in the valuation of the aforementioned liabilities.

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
June 30, 2010

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 40,626,119 options outstanding as of June 30, 2010.

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

Earnings Per Share — Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings per share is based upon the weighted average number of common shares outstanding. Diluted earnings per share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At June 30, 2010 and 2009, approximately 128,298,797 and 247,800,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and six months ended June 30, 2010 and 2009:

Three Months Ended	June 30, 2010		June 30, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	882,666,998	$0.00	499,905,641	$(0.06)
Effect of dilutive stock options and warrants	909,333	-	-	-
Diluted earnings per share	883,576,331	$0.00	499,905,641	$(0.06)

Six Months Ended	June 30, 2010		June 30, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	708,524,844	$(0.02)	476,926,873	$(0.10)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	708,524,844	$(0.02)	476,926,873	$(0.10)

Concentrations and Other Risks —Currently, the Company’s revenues are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three and six months ended June 30, 2010 and 2009.

	3 Months Ended		6 Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Genzyme Transgenics Corporation	*	13%	*	12%
Exeter Life Sciences, Inc.	15%	13%	15%	11%
START Licensing, Inc.	12%	10%	12%	*
Terumo Corporation	*	10%	*	19%
International Stem Cell Corporation	18%	10%	18%	12%
Transition Holdings, Inc.	25%	21%	25%	18%
CHA Biotech and SCRMI	16%	10%	16%	*

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, the Company does not anticipate a material impact to the Company’s financial position, results of operations or cash flows as a result of this change.

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

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and received another 7% interest upon fulfilling certain obligations under the agreement through April 30, 2010. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 60% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program. Effective May 1, 2010, the Company holds a 40% interest in the joint venture and CHA Bio & Diostech, Ltd. owns a 60% interest.

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company has recorded $14,706 and $14,706 in license fee revenue for the six months ended June 30, 2010 and 2009, also, $7,353 and $7,353 for the three months ended June 30, 2010 and 2009, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $454,657 and $469,363 has been accrued in deferred revenue in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The following table is a summary of key financial data for the joint venture as of and for the six months ended June 30, 2010:

Current assets	$650,133
Noncurrent assets	$701,262
Current liabilities	$1,045,104
Noncurrent liabilities	$607,527
Net revenue	$13,386
Net loss	$(975,573)

4.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Machinery & equipment	$1,489,074	$1,470,306
Computer equipment	449,893	441,744
Office furniture	76,201	76,201
Leasehold improvements	266,525	127,197
Capital leases	51,235	51,235
Accumulated depreciation	(2,120,216)	(2,052,779)
Property and equipment, net	$212,712	$113,904

Depreciation expense for the three months ended June 30, 2010 and 2009 amounted to $22,355 and $50,297, respectively. Furthermore, $67,935 and $109,347 for the six months ended June 30, 2010 and 2009, respectively.

5.	AMENDED AND RESTATED CONVERTIBLE DEBENTURES

In connection with the amended and restated convertible debentures, the Company issued a total of 192,172,519 warrants to the holders. The terms of the amended and restated warrants include a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. The warrants were valued at $13,824,112 and $16,072,842 at June 30, 2010 and December 31, 2009, respectively, at fair value using the Black-Scholes model. The increase (decrease) in the fair value of this warrant liability was ($3,812,274) and $10,991,000 during the three months ended June 30, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The increase (decrease) in the fair value of this warrant liability was ($2,248,730) and $16,910,896 during the six months ended June 30, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 1.79%, and (4) expected life of 4.0 years.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the amended and restated convertible debentures. As of June 30, 2010 and December 31, 2009, the convertible debentures were convertible at the option of the holders into a total of 34,000,910 and 81,901,980 shares, respectively, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $1,105,478 and $4,519,815 at June 30, 2010 and December 31, 2009, respectively. The decrease in the fair value of this liability was $1,936,860 and $10,810,746 during the three months ended June 30, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The decrease in the fair value of this liability recorded through the results of operations was $3,414,337 and $13,577,292 during the six months ended June 30, 2010 and 2009, respectively. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 0.22%, and (4) expected life of 0.50 years.

Interest expense from amortization of debt discounts for the three months ended June 30, 2010 and 2009 was $168,274 and $0, respectively, and for the six months ended June 30, 2010 and 2009 was $460,776 and $0, respectively.

The Company issued 56,908,281 and 7,282,667 shares of common stock upon redemption and conversion of these debentures during the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes the amended and restated convertible debentures outstanding at June 30, 2010:

Convertible promissory notes, principal	$3,400,090
Debt discounts	(124,312)

Net convertible promissory notes	$3,275,778
Less current portion	(3,275,778)

Convertible promissory notes, long term	$-

6.	AMENDED CONVERTIBLE PROMISSORY NOTES

During the six months ended June 30, 2010, the Company received from JMJ Financial a total of $1,550,000 under the amended convertible promissory notes, which equates to a principal amount of $1,826,786, including a $276,786 original issue discount. On the draw dates, this principal was convertible into 23,837,426 shares of the Company’s common stock.

During the six months ended June 30, 2010, the Company also issued three additional convertible promissory notes to JMJ Financial, for a total of $3,000,000 available to receive in cash, for a principal sum of $3,850,000, which includes an original issue discount of $850,000. During the six months ended June 30, 2010, the Company received a total of $1,100,000 on these additional notes, which equates to a principal amount of $1,452,000, including a $352,000 original issue discount. Upon initial draws of the notes during the six months ended June 30, 2010, the outstanding principal balance on these notes was convertible into 22,703,099 shares of the Company’s commons stock. The notes mature on March 30, 2013.

The initial fair value of the embedded conversion option liability associated with the funds received during the six months ended June 30, 2010 was valued using the Black-Scholes model, resulting in an initial fair value of $3,688,664. The assumptions used in the Black-Scholes option pricing model at the dates the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 175-180%, (3) risk-free interest rate of 0.87 – 1.60%, and (4) expected life of 2.47 – 3.00 years.

As of June 30, 2010 and 2009, respectively, the convertible promissory notes were convertible at the option of the holders into a total of 67,126,576 and 6,000,000 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $5,879,792 and $1,055,904 at June 30, 2010 and December 31, 2009, respectively. The increase (decrease) in the fair value of this liability was $539,382 and ($345,423)  during the three months ended June 30, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The increase (decrease) in the fair value of this liability was ($280,601) and $18,434 during the six months ended June 30, 2010 and 2009, respectively. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 0.61 - 1.00%, and (4) expected life of 2.33 – 2.75 years.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Interest expense from amortization of debt discounts for the three months ended June 30, 2010 and 2009 was $1,179,480 and $0, respectively. The expense for the six months ended June 30, 2010 and 2009 was $1,841,668 and $0, respectively.

The following table summarizes the JMJ Financial convertible promissory notes outstanding at June 30, 2010:

Convertible promissory notes, principal	$3,844,500
Debt discounts	(3,493,388)

Net convertible promissory notes	$351,112
Less current portion	(155,529)

Convertible promissory notes, long term	$195,583

The Company issued 35,987,586 and 0 shares of common stock upon redemption and conversion of these promissory notes during the six months ended June 30, 2010 and 2009, respectively.

7.	2009 CONVERTIBLE DEBENTURES

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

The fair value of the embedded conversion option liability was again valued using the Black-Scholes model, resulting in a fair value of $680,588 and $1,092,273 at June 30, 2010 and December 31, 2009, respectively. The convertible debenture was convertible at the option of the holders into a total of 24,998,800 and 0 shares of common stock at June 30, 2010 and 2009, respectively, at a conversion price of $0.10 per share, subject to anti-dilution and other customary adjustments. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 0.22%, and (4) expected life of 0.37 years. The decrease in fair value of the embedded converse on option of $829,025 and $0 was recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended June 30, 2010 and 2009, respectively, and $1,412,825 and $0 for the six months ended June 30, 2010 and 2009, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The total of 27,793,350 warrants was valued at $2,056,478 and $1,200,151 at June 30, 2010 and December 31, 2009, respectively, at fair value using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model at June 30, 2010 for all warrants issued in connection with these convertible debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 1.79%, and (4) expected life of 4.37 years. The decrease in fair value of the embedded conversion option of $559,543 and $0 was recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended June 30, 2010 and 2009, respectively, and $318,679 and $0 for the six months ended June 30, 2010 and 2009, respectively.

Interest expense associated with amortization of debt discounts from this debenture for the three months ended June 30, 2010 and 2009 was $910,910 and $0, respectively. The expense for the six months ended June 30, 2010 and 2009 was $2,973,566 and $0, respectively.

The Company is required to redeem the Notes monthly commencing in May 2010, in the amount of 14.28% of the initial principal amount of the Notes, in cash or common stock at the Company’s option (subject to the conditions set forth in the Notes), until the Notes are paid in full. During the six months ended June 30, 2010, the Company issued 18,205,215 shares of its common stock upon conversion and redemption of $1,679,571 of its 2009 convertible debentures.

The following table summarizes the 2009 convertible promissory notes outstanding at June 30, 2010:

Convertible promissory notes, principal	$2,499,880
Debt discounts	(924,614)

Net convertible promissory notes	$1,575,266
Less current portion	(1,575,266)

Convertible promissory notes, long term	$-

8.	SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

The following table summarizes the Series A-1 redeemable convertible preferred stock and embedded derivative outstanding at June 30, 2010:

Principal due	$1,130,165
Accrued dividend	161,944
Debt discount	(94,398)
1,197,711

Less current portion	-

Non-current portion	$1,197,711

Aggregate liquidation value*	1,292,109
* Represents the sum of principal due and accrued dividends.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The outstanding balance at June 30, 2010 of $1,130,165 is convertible into 1,506,887 shares of the Company’s common stock. The Company values the conversion option initially when each draw takes place. The embedded conversion option was initially valued at $78,860 during the six months ended June 30, 2010 at fair value using the Black-Scholes model. The assumptions used in the Black-Scholes model to value the embedded conversion option at each draw date during the six months ended June 30, 2010 were as follows: (1) dividend yield of 0%; (2) expected volatility of 175 - 180%, (3) risk-free interest rate of 1.34 – 1.65%, and (4) expected life of 3.02 – 3.10 years.

The embedded conversion option was again valued at $76,579 at June 30, 2010 at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $528,268 for the six months ended June 30, 2010 was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes model to value the embedded conversion option at June 30, 2010 were as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 1.00%, and (4) expected life of 2.77 years.

The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $38,334 for the six months ended June 30, 2010. During the six months ended June 30, 2010, the Company issued 83 shares of its Series A-1 convertible preferred stock upon draws of $830,165 under the financing. During the same period, the Company issued 6,206,961 shares of its common stock in conversion of $620,696 of its Series A-1 preferred stock.

Interest expense from amortization of the debt discount and deferred issuance costs for the three and six months ended June 30, 2010 was $111,075 and $426,690, respectively.

9.	SERIES B PREFERRED STOCK

During the six months ended June 30, 2010, the Company delivered tranche notices to Optimus Life Sciences Capital Partners, LLC for delivery of a total of 250 shares under the Series B preferred stock for funding in the amount of $2,500,000 ($1,985,000 in cash proceeds, $500,000 of commitment fee applied, and $15,000 in legal fees). During the six months ended June 30, 2010, in connection with the funding, the Company issued 32,589,112 shares of its common stock upon exercise of the same number of warrants, which were granted simultaneously with the Company’s tranche notice. The Company received secured promissory notes in the amount of $3,375,000 to settle the warrant exercise during the six months ended June 30, 2010.

Secured Promissory Notes

In accordance with the terms of the Series B preferred stock agreement, Optimus issued to the Company a secured promissory note in consideration for receiving warrants under each tranche. The value of each secured promissory note equals the value of the warrants that Optimus received. Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Optimus. Each promissory note matures on the fourth anniversary of its issuance. In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at June 30, 2010. The value of the secured promissory notes in the accompanying consolidated balance sheets was $2,566,013, net of discounts of $808,987 at June 30, 2010, reflecting a face value of $3,375,000. However, the Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $879,809 during the six months ended June 30, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes. During the three and six months ended June 30, 2010, the Company accreted interest on the promissory note in the amount of $58,107 and $70,822, respectively, which was recorded in retained earnings during the period then ended. The Company recorded $58,219 and $70,959 in dividends on its Series B preferred stock during the three and six months period ended June 30, 2010, respectively, which was also recorded against retained earnings, for a net change of $137 to retained earnings as a result of these offsets in interest and dividends.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

As of June 30, 2010 and December 31, 2009, 250 and 0 shares of Series B preferred stock were outstanding, respectively.

10.	WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, December 31, 2009	218,625,788	$0.13	4.35	$49
Granted	41,322,512	0.11
Exercised	(26,551,112)	0.11
Forfeited/Canceled	-	-
Outstanding, June 30, 2010	233,397,188	$0.13	3.88	$37

Vested and expected to vest	233,397,188	$0.13	3.88	37
at June 30, 2010

Exercisable, June 30, 2010	233,397,188	$0.13	3.88	37

On January 22, 2010, the Company issued 1,000,000 warrants to an investor, to purchase the same number of shares of common stock. The term of these warrants is 4.92 years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $95,464 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at January 22, 2010 for all warrants issued in connection with these promissory notes are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 2.37%, and (4) expected life of 4.92 years. The Company valued all warrants unrelated to its debentures at June 30, 2010 and December 31, 2009 at $571,685 and $765,065, respectively. The change in fair value of $277,769 and $193,380 during the three and six months ended June 30, 2010, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives.

During the six months ended June 30, 2010, the Company issued 32,589,112 warrants to Optimus in connection with its Series B preferred stock, which warrants were simultaneously exercised. See Note 9.

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The following table summarizes information about warrants outstanding and exercisable at June 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	1,226,000	2.18	$0.05	1,226,000	$0.05
0.10 - 0.11	220,745,661	4.03	0.09	220,745,661	0.09
0.34	3,720,588	0.27	0.34	3,720,588	0.34
0.38 - 0.40	3,080,636	3.44	0.39	3,080,636	0.39
0.85 - 0.96	4,231,386	0.55	0.95	4,231,386	0.95
2.20	72,917	1.13	2.20	72,917	2.20
2.48 - 2.54	320,000	0.81	2.54	320,000	2.54
	233,397,188			233,397,188

11.	STOCKHOLDERS’ EQUITY TRANSACTIONS

On March 10, 2010, the Company issued 5,000,000 shares of its restricted common stock to each of its directors in connection with their services on the board of directors.

During the six months ended June 30, 2010, the Company issued a total of 107,051,697 shares of its common stock to its chief executive officer and chief scientific officer. Further, the Company is to issue an additional 12,421,101 shares of its common stock to the same officers. The Company recorded $10,752,552 in officer compensation expense during the six months ended June 30, 2010 for the value of these shares.

During the six months ended June 30, 2010, the Company issued a total of 16,773,597 shares of its common stock to its directors as compensation for services provided as directors. The Company recorded $1,560,213 in board compensation expense for the value of these shares.

On February 19, 2010, the Company issued 250,000 shares of its common stock in connection with its Series A-1 financing described in Note 8.

During the six months ended June 30, 2010, the Company issued a total of 32,589,112 shares of common stock upon exercise of warrants issued in connection with its Series B preferred stock. During the same period, the Company received promissory notes in the amount of $3,375,000 from Optimus, in consideration for warrants issued to Optimus. The promissory notes have been included as a separate component of stockholders’ deficit at June 30, 2010. See Note 9.

12.	STOCK-BASED COMPENSATION

Stock Plans

The following table summarizes the Company's stock incentive plans as of June 30, 2010:

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant
2004 Stock Plan	2,492,000	820,000	370,000
2004 Stock Plan II	1,301,161	1,071,161	230,000
2005 Plan	41,745,484	38,734,958	112,880,892
	45,538,645	40,626,119	113,480,892

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

Stock Option Activity

A summary of option activity for the six months ended June 30, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, December 31, 2009	28,486,119	$0.32	8.09	$33
Granted	12,140,000	0.09
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, June 30, 2010	40,626,119	$0.25	8.20	$25

Vested and expected to vest
at June 30, 2010	38,421,643	0.26	8.13	25

Exercisable, June 30, 2010	23,668,608	0.35	7.41	25

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

As of June 30, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,437,000, which is expected to be recognized over a weighted average period of approximately 9.55 years.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
0.05	820,000	4.12	$0.05	820,000	$0.05
0.09	12,140,000	10.00	0.09	1,138,126	0.09
0.10	14,501,273	9.38	0.10	10,734,342	0.10
0.21	5,811,669	7.37	0.21	3,622,962	0.21
0.25 - 0.76	1,071,161	4.51	0.25	1,071,161	0.25
0.85	5,604,099	4.59	0.85	5,604,100	0.85
1.35 - 2.48	677,917	5.36	2.04	677,917	2.04
	40,626,119			23,668,608

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the six months ended June 30, 2010 and 2009 are as follows:

	2010	2009
Risk-free interest rate	2.29 - 3.84%	2.50%
Expected life of the options	5 - 10 years	4 years
Expected volatility	175 - 180%	148%
Expected dividend yield	0%	0%
Expected forfeitures	13%	13%

13.	COMMITMENTS AND CONTINGENCIES

On January 29, 2010, the Company signed a new lease to move from its Worcester facility to a new 10,607 square-foot facility in Marlboro, Massachusetts. The lease term is from April 1, 2010 through June 30, 2015. Monthly base rent in 2010 is $12,596.

Rent expense for the three months ended June 30, 2010 and 2009 was approximately $139,000 and $183,000, respectively. Rent expense recorded in the financial statements for the six months ended June 30, 2010 and 2009 was approximately $247,000 and $298,000, respectively.

On October 1, 2007, Gary D. Aronson brought suit against the Company with respect to a dispute over the interpretation of the anti-dilution provisions of our warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that we breached warrants to purchase securities issued by us to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  The Plaintiffs withdrew their case the day before the trial date. The Company sought attorney fees relating the Company defending the case over the past 2.5 years. The court denied the motion and we have appealed.

The Company and its subsidiary Mytogen, Inc. are currently defending themselves against a civil action brought in Suffolk Superior Court, No. 09-442-B, by their former landlord at 79/96 Thirteenth Street, Charlestown, Massachusetts, a property vacated by us and Mytogen effective May 31, 2008. In that action, Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”) is alleging that it has been unable to relet the premises and therefore seeking rent for the vacated premises since September 2008.  Alexandria is also seeking certain clean-up and storage expenses.  The Company is defending against the suit, claiming that ARE had breached the covenant of quiet enjoyment as of when Mytogen vacated, and that had ARE used reasonable diligence in its efforts to secure a new tenant, it would have been more successful. Discovery has commenced and a trial date is set for December 2010. No conclusions have been reached as to the potential exposure to the Company or whether the Company has a liability.

The Company has been named as a third party defendant in this action, filed September 16, 2009, in which the plaintiff alleges that Alexandria Real Estate (“Alexandria”) improperly charged a trustee holding approximately $146,000 of funds in a Company account that Bristol claimed as collateral. Alexandria brought a third party complaint against the Company for indemnification. No conclusions have been reached as to the potential exposure to the Company or whether the Company has a liability, though the Company believes it has no liability in the case.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

On March 9, 2009, plaintiffs filed a complaint and summons in the Supreme Court of the State of New York, County of New York against the Company and its subsidiary Mytogen, Inc. Plaintiffs’ complaint alleges, among other things, that the Company has breached the terms of certain contracts with plaintiffs; namely, convertible debentures and a consulting agreement. Plaintiffs seek preliminary and permanent injunctive relief directing the Company to deliver to plaintiff Bristol Investment Fund, Ltd. (“Bristol”) 2.5 million shares of its common stock, declaring a conversion price of $0.02 for the convertible debentures held by plaintiffs, and directing the Company to honor plaintiff’s future conversion requests. Plaintiffs also seek compensatory damages in an amount to be determined at trial, but alleged in the complaint to exceed $1.5 million. On May 1, 2009, the Company filed an answer to plaintiffs’ complaint. On May 13, 2009, the Company filed a motion to stay the action and to compel arbitration of all claims by Bristol. The court has not yet ruled on the Company’s motion to stay the action and to compel arbitration. On or about September 16, 2009, plaintiffs filed an order to show cause, seeking the issuance of a preliminary injunction directing the Company to deliver to Bristol 2.5 million shares of its common stock pursuant to a convertible debenture and 47.4 million shares of its common stock  pursuant to common stock purchase warrants, declaring a conversion price of $0.02 for the convertible debenture held by plaintiffs, and enjoining or restraining the Company from issuing shares of its common stock to any entity other than plaintiffs or the other holders of convertible debentures. On September 25, 2009, the Company submitted its response in opposition to plaintiffs’ motion and moved by cross-motion for dismissal of the complaint, based on the terms of the consent, waiver, amendment and exchange agreement entered into between the Company and the holders of over 95% of the outstanding principal amount of the Amended and Restated Debentures. The court has not yet ruled on the respective motions. The Company intends to continue to contest the case vigorously. Management believes the Company will prevail, and accordingly, the Company did not recognize a liability in its accompanying consolidated balance sheet at June 30, 2010.

During the six months ended June 30, 2010, the Company revised its estimate of certain accrued liabilities arising principally from legal and professional services received. Accordingly, the Company recognized $1,569,966 as change in estimate of accrued liabilities during the six months ended June 30, 2010 in its accompanying consolidated statements of operations.

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

14.	RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2010, the Company issued a total of 107,051,697 shares of its restricted common stock to its chief executive officer and chief scientific officer. Further, the Company is to issue an additional 12,421,101 shares of its common stock to the same officers. See Note 11.

During the six months ended June 30, 2010, the Company issued a total of 16,773,597 shares of its common stock to its directors as compensation for services provided as directors. See Note 11.

15.	SUBSEQUENT EVENTS

On July 27, 2010, the Company submitted documentation and a complete response to substantively address the issues raised by the US Food and Drug Administration (FDA) in connection with the Company’s plans to initiate a Phase I/II multicenter study using embryonic stem (ES) cell derived retinal cells to treat patients with Stargardt’s Macular Dystrophy (SMD). In November 2009, ACT filed an Investigational New Drug (IND) Application to commence treating patients.

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on our initial evaluation, we do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Three Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$205,158	100.0%	$242,995	100.0%
Cost of Revenue	66,650	32.5%	77,347	31.8%
Gross profit	138,508	67.5%	165,648	68.2%
Research and development expenses	1,484,141	723.4%	1,138,258	468.4%
General and administrative expenses	1,349,219	657.6%	760,556	313.0%
Change in estimate of accrued liabilities	(1,569,966)	-765.2%	-	0.0%
Non-operating income (expense)	4,055,285	1976.7%	(27,703,638)	-11400.9%
Net income (loss)	$2,930,399	1428.4%	$(29,436,804)	-12114.2%

Revenue

Revenue for the three months ended June 30, 2010 and 2009 was $205,158 and $242,995, respectively, which represented a decrease of $37,837.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the three months ended June 30, 2010 was due to licenses being terminated during the fourth quarter 2009, while just one license renewal for $150,000 was added during the three months ended June 30, 2010.

Of the revenue recognized during the three months ended June 30, 2010, we recognized $51,470 in license fee revenue from Transition Holdings, Inc. and another $37,500 from International Stem Cell Corporation.

Research and Development Expenses and Grant Reimbursements

R&D expenses for the three months ended June 30, 2010 and 2009 were $1,484,141 and $1,138,258, respectively, an increase of $345,883.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research. The increase in R&D expenditures during the three months ended June 30, 2010 as compared to the same period in 2009 is primarily due to increased lab, supply and personnel expenses in 2010 pursuant to our recent IND submission with the Federal Drug Administration for our research in the treatment of Stargardt’s Macular Dystrophy (SMD).

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

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2010 and 2009 were $1,349,219 and $760,556, respectively, an increase of $588,663. The second quarter 2010 increase was primarily due to stock option expenses recognized of $337,424 during the three months ended June 30, 2010, compared to $100,864 for the same period in 2009. Additionally, during the three months ended June 30, 2010, we experienced an increase in legal fees in our efforts to secure financing and in defending the Company in various legal matters.

Change in Estimate of Accrued Liabilities

During the three months ended June 30, 2010, we revised our estimate of certain accrued liabilities arising principally from legal and professional services received, and accordingly, recognized $1,569,966 as a reduction to our accrued liabilities.

Non-operating income (expense)

Non-operating income (expense) for the three months ended June 30, 2010 and 2009 was $4,055,285 and ($27,703,638), respectively, which represents an increase of $31,758,923. The change in non-operating income (expense) during the three months ended June 30, 2010, compared to that of 2009, relates primarily to $6,942,005 in adjustment to fair value of derivative liabilities during the three months ended June 30, 2010 compared with ($26,701,374) during the same period in 2009.

Interest income was $7,936 and $137 during the three months ended June 30, 2010 and 2009, respectively. Interest income was higher in the three months ended June 30, 2010 than in the three months ended June 30, 2009 due to the higher cash balances held in interest-bearing deposits during the periods. Interest expense was $2,429,519 and $953,089 for the three months ended June 30, 2010 and 2009, respectively, which represents an increase of $1,476,430. The increase in interest expense in the three months ended June 30, 2010, compared to the earlier period primarily to amortization of debt discounts and deferred financing costs being recorded during 2010 for all debt and preferred stock outstanding.

The change in the fair value of derivatives was $6,942,005 and ($26,701,374) for the three months ended June 30, 2010 and 2009, respectively.  The significant reduction in our debt balances due to conversions to common stock contributed most significantly to the change in the fair value of derivatives during the three months ended June 30, 2010.

Net Income (Loss)

Net income (loss) for the three months ended June 30, 2010 and 2009 was $2,930,399 and ($29,436,804), respectively. The change in net income (loss) in each period is primarily the result of changes to the fair value of derivatives and interest charges related to convertible debentures and interest charges on our debt.

Comparison of Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,		Six Months Ended June 30,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$410,316	100.0%	$536,971	100.0%
Cost of Revenue	133,300	32.5%	216,099	40.2%
Gross profit	277,016	67.5%	320,872	59.8%
Research and development expenses and
Grant reimbursements	5,379,722	1311.1%	1,438,025	267.8%
General and administrative expenses	12,567,462	3062.9%	1,507,634	280.8%
Change in estimate of accrued liabilities	(1,569,966)	-382.6%	-	0.0%
Loss on settlement of litigation	-	0.0%	4,793,949	892.8%
Non-operating income (expense)	1,180,968	287.8%	(41,017,944)	-7638.8%
Net loss	$(14,919,234)	-3636.0%	$(48,436,680)	-9020.4%

Revenue

Revenue for the six months ended June 30, 2010 and 2009 was $410,316 and $536,971, respectively, which represented a decrease of $126,655.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the six months ended June 30, 2010 was due to licenses being terminated during the fourth quarter 2009, while just one license renewal for $150,000 was added during the six months ended June 30, 2010.

Of the revenue recognized during the six months ended June 30, 2010, we recognized $102,940 in license fee revenue from Transition Holdings, Inc. and another $75,000 from International Stem Cell Corporation.

Research and Development Expenses and Grant Reimbursements

R&D expenses for the six months ended June 30, 2010 and 2009 were $5,379,722 and $1,574,865, respectively, an increase of $3,804,857.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research. The increase in R&D expenditures during the six months ended June 30, 2010 as compared to the same period in 2009 is primarily due to 30,192,203 shares of common stock issued and to be issued to our chief scientific officer, valued at $2,717,298 during the six months ended June 30, 2010. Further, we increased lab, supply and personnel expenses in 2010 pursuant to our recent IND submission with the Federal Drug Administration for our research in the treatment of Stargardt’s Macular Dystrophy (SMD).

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

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2010 and 2009 were $12,567,462 and $1,507,634, respectively, an increase of $11,059,828. This expense increase was primarily due to 89,280,595 shares of our common stock issued or to be issued to our chief executive officer, valued at $8,035,254, and another 16,773,597 shares of our common stock issued to our directors, valued at $1,533,513, during the six months ended June 30, 2010. Additionally, during the six months ended June 30, 2010, we experienced an increase in legal fees in our efforts to secure financing and in defending the Company in various legal matters.

Change in Estimate of Accrued Liabilities

During the six months ended June 30, 2010, we revised our estimate of certain accrued liabilities arising principally from legal and professional services received, and accordingly, recognized $1,569,966 as a reduction to our accrued liabilities.

Loss on Settlement of Litigation

Loss on settlement for the six months ended June 30, 2010 and 2009 were $0 and $4,793,949, respectively. During the six months ended June 30, 2009, we entered into a settlement agreement pursuant to which we agreed to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of our common stock. During that period, we settled $505,199 in accounts payable through the issuance of 39,380,847 shares of our common stock with a value of $5,299,148. Accordingly, we recorded a loss on settlement of $4,793,949 for the six months ended June 30, 2009.

Non-operating income (expense)

Non-operating income (expense) for the six months ended June 30, 2010 and 2009 was $1,180,968 and ($41,017,944), respectively, which represents an increase of $42,198,912. The change in non-operating income (expense) during the six months ended June 30, 2010, compared to that of 2009, relates primarily to $8,526,709 in adjustment to fair value of derivative liabilities during the six months ended June 30, 2010 compared with ($37,542,986) during the same period in 2009.

Interest income was $10,979 and $1,758 during the six months ended June 30, 2010 and 2009, respectively. Interest income was higher in the six months ended June 30, 2010 than in the six months ended June 30, 2009 due to the higher cash balances held in interest-bearing deposits during the periods. Interest expense was $5,782,293 and $1,535,910 for the six months ended June 30, 2010 and 2009, respectively, which represents an increase of $4,246,383. The increase in interest expense in the six months ended June 30, 2010, compared to the earlier period primarily to amortization of debt discounts and deferred financing costs being recorded during 2010 for all debt and preferred stock outstanding.

The change in the fair value of derivatives was $8,526,709 and ($37,542,986) for the six months ended June 30, 2010 and 2009, respectively.  The significant reduction in our debt balances due to conversions to common stock contributed most significantly to the change in the fair value of derivatives during the six months ended June 30, 2010.

Net Loss

Net loss for the six months ended June 30, 2010 and 2009 was $14,919,234 and $48,436,680, respectively. The change in net loss in each period is primarily the result of changes to the fair value of derivatives, offset interest charges related to convertible debentures and interest charges on our debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2010	2009
Net cash used in operating activities	$(4,834,456)	$(1,931,196)
Net cash used in investing activities	(186,495)	(5,558)
Net cash provided by financing activities	7,153,865	1,809,761
Net increase (decrease) in cash and cash equivalents	2,132,914	(126,993)
Cash and cash equivalents at the end of the period	$4,671,752	$689,911

Operating Activities

Our net cash used in operating activities during the six months ended June 30, 2010 and 2009 was $4,834,456 and $1,931,196, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures.

Cash Flows from Investing and Financing Activities

Cash used in investing activities during the six months ended June 30, 2010 and 2009 was $186,495 and $5,558, respectively. Our cash used in investing activities during the six months ended June 30, 2010 was attributed to payment of a deposit on a leased space as well as payments for the purchase of fixed assets for approximately $174,000. Cash flows provided by financing activities during the six months ended June 30, 2010 was $7,153,865. During the six months ended June 30, 2010, we received $830,165 from the issuance of Series A-1 convertible preferred stock, $1,985,000 from the issuance of Series B preferred stock, $1,685,000 from the issuance of convertible debentures and $2,650,000 from the issuance of convertible promissory notes.

We plan to fund our operations for the next twelve months primarily from the following financings:

•	During 2010, we received cash proceeds of $2,650,000 in convertible promissory note financings with JMJ Financial. As of June 30, 2010, $3,520,000 remains available to us.
•
During 2010, we received $1,685,000 from the 2009 convertible debenture. The convertible debenture contains an Additional Investment Right that allows the Company to receive an additional $3,483,000 in funding.

•	During 2010, we received $830,165 from the issuance of our Series A-1 convertible preferred stock credit facility. The facility allows for a maximum placement of $5,000,000.
•	During 2010, we received $1,985,000 from the issuance of Series B preferred stock. The agreement allows for a maximum placement of $10,000,000.
•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

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

On a longer term basis, we have no expectation of generating any meaningful revenues from our product candidates for a substantial period of time and will rely on raising funds in capital transactions to finance our research and development programs.  Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting and enforcing patents, and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions.  If we are unable to raise additional funds, we will be forced to either scale back or business efforts or curtail our business activities entirely.  We anticipate that our available cash and expected income will be sufficient to finance most of our current activities through December 31, 2011.  We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended June 30, 2010, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Gary D. Aronson v. Advanced Cell Technology, Inc., Superior Court of California, County of Alameda, Case No. RG07348990. John S. Gorton v. Advanced Cell Technology, Inc, Superior Court of California, County of Alameda Case No. RG07350437.  On October 1, 2007 Gary D. Aronson brought suit against us with respect to a dispute over the interpretation of the anti-dilution provisions of our warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that we breached warrants to purchase securities issued by us to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  The Plaintiffs withdrew their case the day before the trial date. We sought attorney fees relating us defending the case over the past 2.5 years. The court denied the motion and we have appealed.

Alexandria Real Estate-79/96 Charlestown Navy Yard v. Advanced Cell Technology, Inc. and Mytogen, Inc. (Suffolk County, Massachusetts) :  The Company and its subsidiary Mytogen, Inc. are currently defending themselves against a civil action brought in Suffolk Superior Court, No. 09-442-B, by their former landlord at 79/96 Thirteenth Street, Charlestown, Massachusetts, a property vacated by us and Mytogen effective May 31, 2008. In that action, Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”) is alleging that it has been unable to relet the premises and therefore seeking rent for the vacated premises since September 2008.  Alexandria is also seeking certain clean-up and storage expenses.  We are defending against the suit, claiming that ARE had breached the covenant of quiet enjoyment as of when Mytogen vacated, and that had ARE used reasonable diligence in its efforts to secure a new tenant, it would have been more successful.  Discovery has commenced and a trial date is set for December 2010.

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

We have limited capital resources and we may not obtain the significant additional capital required to sustain our research and development efforts. We will need additional capital to conduct our operations and develop our products and our ability to obtain the necessary funding is uncertain. (see FINANCIAL RISKS) We have losses from operations, negative cash flows from operations and a substantial stockholders’ deficit and we do not believe that our cash from all sources (including cash, cash equivalents, anticipated revenues from licensing fees and sponsored research contracts) is sufficient for us to continue operations beyond December 31, 2011.

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

We are not in full compliance with some of our license agreements.  We are not in full compliance with some of our licenses, and we cannot guarantee that we will regain full compliance status. If we are unable to be in compliance with our license agreements, our business may be harmed.

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

If, and to the extent that, we are unable to comply with these regulations, our ability to earn revenues will be materially and negatively impacted. The regulatory process, particularly in the biotechnology field, is uncertain, can take many years and requires the expenditure of substantial resources. Biological drugs and non-biological drugs are rigorously regulated. In particular, proposed human pharmaceutical therapeutic product candidates are subject to rigorous preclinical and clinical testing and other requirements by the FDA in the United States and similar health authorities in other countries in order to demonstrate safety and efficacy. We may never obtain regulatory approval to market our proposed products. For additional information about governmental regulations that will affect our planned and intended business operations.

Our products may not receive FDA approval, which would prevent us from commercially marketing our products and producing revenues. The FDA and comparable government agencies in foreign countries impose substantial regulations on the manufacture and marketing of pharmaceutical products through lengthy and detailed laboratory, pre-clinical and clinical testing procedures, sampling activities and other costly and time-consuming procedures. Satisfaction of these regulations typically takes several years or more and varies substantially based upon the type, complexity and novelty of the proposed product. We cannot assure you that FDA approvals for any products developed by us will be granted on a timely basis, if at all. Any such delay in obtaining, or failure to obtain, such approvals could have a material adverse effect on the marketing of our products and our ability to generate product revenue. For additional information about governmental regulations that will affect our planned and intended business operations.

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

Risks Relating to Our Debt Financings

If we are required for any reason to repay our outstanding debt financings we would be required to deplete our working capital, if available, or raise additional funds. Our failure to repay the convertible debentures, if required, could result in legal action against us, which could require the sale of substantial assets.    We have outstanding, as of June 30, 2010, $10,874,637 aggregate original principal amount of debt, including Series A-1 redeemable preferred stock. We are required to repay our outstanding 2005 – 2009 senior secured convertible debentures on a monthly basis, by payment, at our option, with cash or with shares of our common stock.

There are a large number of shares underlying our debt in full, and warrants that are exercisable and the Company is liable to provide. The sale of these shares may depress the market price of our common stock. As of June 30, 2010, on an aggregated basis our debt and preferred stock financings may result in being converted into 127,633,173 shares of our common stock, and warrants and options that may be converted into approximately 274,023,307 shares of our common stock.

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

Contractual obligations to the Strategic Joint Venture agreement with CHA Biotech Co. have been substantially completed, and there is no assurance that either party to the joint venture will remain as long as a new contract has not been formed. As of May 31, 2010, both parties to the joint venture have substantially fulfilled their obligations under contract, and negotiations for forming a new contract are underway. However, we cannot provide assurance that a new contract will be formed or that it will be formed under conditions that are favorable to our business and financial resources.

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

The biotechnology and pharmaceutical industries are characterized by intense competition. We compete against numerous companies, both domestic and foreign, many of which have substantially greater experience and financial and other resources than we have. Several such enterprises have initiated cell therapy research programs and/or efforts to treat the same diseases targeted by us. Companies such as Geron Corporation, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc. International Stem Cell, Inc., Biotime, Inc., Cytori, and Osiris, as well as others, many of which have substantially greater resources and experience in our fields than we do, are well situated to effectively compete with us. Any of the world's largest pharmaceutical companies represents a significant actual or potential competitor with vastly greater resources than ours. These companies hold licenses to genetic selection technologies and other technologies that are competitive with our technologies. These and other competitive enterprises have devoted, and will continue to devote, substantial resources to the development of technologies and products in competition with us.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 4, 2010, the Company awarded 85,325,595 shares of one-year restricted common stock to William M. Caldwell, IV, Chief Executive Officer.

On February 4, 2010, the Company awarded its board of directors a total of 15,000,000 one-year restricted common stock.

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
Dated: August 6, 2010