Form 10-Q
period 2010-09-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2010-11-09
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 5, 2010:
Common Stock, $0.001 par value per share	1,088,212,464 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2010 AND DECEMBER 31, 2009

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,195,118	$2,538,838
Prepaid expenses	7,695	9,054
Deferred royalty fees, current portion	91,598	91,598
Total current assets	2,294,411	2,639,490

Property and equipment, net	197,832	113,904
Deferred royalty fees, less current portion	317,989	386,689
Deposits	14,766	2,170
Deferred issuance costs, net of amortization of $4,017,621 and $3,535,245, respectively	1,463,379	1,945,755

TOTAL ASSETS	$4,288,377	$5,088,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,355,648	$6,172,881
Accrued expenses	2,331,836	2,031,032
Deferred revenue, current portion	962,300	805,926
Amended and restated convertible debentures, net of discounts of $24,059 and $585,088, respectively	2,009,397	7,605,107
Convertible promissory notes, current portion, net of discounts of $1,057,847 and $905,973, respectively	200,954	685,233
2009 Convertible debentures, current portion, net of discounts of $187,201 and $1,599,073, respectively	1,401,836	246,893
Embedded conversion option liabilities, current portion	1,631,939	6,772,200
Deferred joint venture obligations, current portion	9,379	56,602
Total current liabilities	12,903,289	24,375,874

Convertible promissory notes, less current portion, net of discounts of $1,063,644 and $1,150,300, respectively	202,055	59,184
2009 Convertible debentures, less current portion, net of disounts of $0 and $222,656, respectively	-	34,378
Embedded conversion option liabilities, less current portion	1,305,579	1,837,604
Warrant derivative liabilities	10,873,187	18,168,597
Deferred joint venture obligations, less current portion	1,853	6,870
Deferred revenue, less current portion	5,158,542	5,780,389
Total liabilities	30,444,505	50,262,896

Preferred stock, Series A-1 Redeemable; $0.001 par value; 50,000,000 shares authorized,
113 and 92 shares issued and outstanding; aggregate liquidation value: $1,320,882 and $1,044,305, respectively	1,235,076	908,195

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized,
250 and 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 1,750,000,000 shares authorized,
1,060,082,682 and 663,649,294 shares issued and outstanding	1,060,083	663,649
Additional paid-in capital	113,737,207	79,829,080
Promissory notes receivable, net of discount of $746,095 and $0, respectively	(2,628,905)	-
Accumulated deficit	(139,559,589)	(126,575,812)
Total stockholders' deficit	(27,391,204)	(46,083,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,288,377	$5,088,008

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue (License fees and royalties)	$205,158	$248,141	$615,474	$785,112
Cost of Revenue	66,650	108,049	199,950	324,148
Gross profit	138,508	140,092	415,524	460,964

Operating expenses:
Research and development	1,348,503	700,818	6,728,225	2,275,683
Grant reimbursements	-	-	-	(136,840)
General and administrative expenses	1,094,604	453,561	13,662,066	1,961,195
Change in estimate of accrued liabilities	(30,336)	-	(1,600,302)	-
Loss on settlement of litigation	3,132,300	110,000	3,132,300	4,903,949
Total operating expenses	5,545,071	1,264,379	21,922,289	9,003,987
Loss from operations	(5,406,563)	(1,124,287)	(21,506,765)	(8,543,023)

Non-operating income (expense):
Interest income	4,389	371	15,368	2,129
Interest expense and late fees	(2,382,253)	(2,354,537)	(8,164,546)	(3,890,447)
Finance cost	-	-	(1,602,400)	-
Loss on extinguishment of convertible debentures and note	-	(8,200,984)	-	(8,200,984)
Charges related to repricing derivative liabilities	-	(26,279,143)	-	(28,075,511)
Adjustments to fair value of derivatives	9,550,745	36,754,306	18,077,454	(788,680)
Gain on forgiveness of debt	169,397	-	197,370	-
Losses attributable to equity method investment	-	-	-	(144,438)
Total non-operating income (expense)	7,342,278	(79,987)	8,523,246	(41,097,931)

Income (loss) before income tax	1,935,715	(1,204,274)	(12,983,519)	(49,640,954)

Income tax	-	-	-	-

Net income (loss)	$1,935,715	$(1,204,274)	$(12,983,519)	$(49,640,954)

Weighted average shares outstanding :
Basic	969,174,877	501,293,320	756,009,975	477,394,516
Diluted	969,759,448	501,293,320	756,009,975	477,394,516

Income (Loss) per share:
Basic	$0.00	$(0.00)	$(0.02)	$(0.10)
Diluted	$0.00	$(0.00)	$(0.02)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
(UNAUDITED)

					Additional	Promissory		Total
	Series B Preferred Stock		Common Stock		Paid-in	Notes	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Receivable, net	Deficit	Deficit

Balance December 31, 2009	-	$-	663,649,294	$663,649	$79,829,080	$-	$(126,575,812)	$(46,083,083)

Redemptions of convertible debentures	-	-	105,380,062	105,380	7,622,511	-	-	7,727,891

Conversions of convertible debentures	-	-	20,107,935	20,108	1,922,576	-	-	1,942,684

Conversions of Series A-1 preferred stock	-	-	6,206,961	6,207	614,489	-	-	620,696

Conversions of amended convertible promissory notes	-	-	60,604,426	60,604	3,494,370	-	-	3,554,974

Common stock issued on exercise of debenture warrants	-	-	37,000	37	3,663	-	-	3,700

Common stock issued to executives for compensation	-	-	107,051,697	107,052	9,527,601	-	-	9,634,653

Common stock issued to directors for board compensation	-	-	16,773,597	16,774	1,543,439	-	-	1,560,213

Common stock issued for settlements	-	-	47,432,598	47,433	3,278,182	-	-	3,325,615

Issuance of stock for financing costs	-	-	250,000	250	22,250	-	-	22,500

Issuance of Series B preferred stock	250	-	-	-	2,500,000	-	-	2,500,000

Common stock issued upon exercise of Series B preferred stock warrants	-	-	32,589,112	32,589	2,462,602	(2,495,191)	-	-

Dividends on Series B preferred stock	-	-	-	-	133,972	-	(133,972)	-

Accretion of note receivable discount	-	-	-	-	-	(133,714)	133,714	-

Option compensation charges	-	-	-	-	782,472	-	-	782,472

Net loss for nine months ended September 30, 2010	-	-	-	-	-	-	(12,983,519)	(12,983,519)

Balance September 30, 2010	250	$-	1,060,082,682	$1,060,083	$113,737,207	$(2,628,905)	$(139,559,589)	$(27,391,204)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(UNAUDITED)

	Nine Months Ended September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,983,519)	$(49,640,954)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	94,867	304,083
Amortization of deferred charges	68,700	136,648
Amortization of deferred revenue	(615,474)	(785,112)
Redeemable preferred stock dividend accrual	67,108	84,209
Stock based compensation	782,473	277,351
Amortization of deferred issuance costs	482,377	603,447
Amortization of discounts	7,614,736	1,805,531
(Gain) loss on extinguishment of debt	-	8,200,984
Charges related to repricing derivative liabilities	-	28,075,511
Adjustments to fair value of derivatives	(18,077,454)	788,680
Shares of common stock issued for services	11,250,034	-
Options issued for consulting services	132,197	-
Non-cash financing costs	1,602,400	-
Loss on settlement of litigation	3,132,300	4,903,949
Loss attributable to investment in joint venture	-	144,438
Amortization of deferred joint venture obligations	(52,240)	(125,164)
Gain on forgiveness of debt	(27,973)	-
(Increase) / decrease in assets:
Accounts receivable	-	261,504
Prepaid expenses	1,359	(22,990)
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(920,431)	(2,433,053)
Accrued interest	-	1,311,330
Deferred revenue	150,000	3,050,000

Net cash used in operating activities	(7,298,540)	(3,059,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(186,449)	(5,368)
Payments of deposits	(12,596)	(2,170)

Net cash used in investing activities	(199,045)	(7,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	3,700	-
Proceeds from issuance of convertible debentures	1,685,000	-
Proceeds from issuance of convertible notes	2,650,000	1,020,000
Proceeds from issuance of Series A-1 convertible preferred stock	830,165	2,288,000
Proceeds from issuance of Series B preferred stock, net	1,985,000	-

Net cash provided by financing activities	7,153,865	3,308,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(343,720)	240,854

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,538,838	816,904

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$2,195,118	$1,057,758

CASH PAID FOR:
Interest	$-	$-
Income taxes	$9,508	$514

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 105,380,062 and 12,627,425 shares of common stock in redemption of debt	$7,727,891	$1,262,742
Issuance of 86,919,322 and 41,608,113 shares of common stock in conversion of debt and preferred stock	$6,118,354	$3,181,799
Issuance of 0 and 24,900,000 shares of common stock in payment convertible preferred stock issuance costs	$-	$4,731,000
Issuance of note receivable on exercise of warrants for 32,589,112 and 0 shares of common stock	$3,375,000	$-
Issuance of 47,282,598 and 39,380,847 shares of common stock in settlements	$3,315,115	$5,299,148
Issuance of 150,000 and 0 shares of common stock for services	$10,500	$-
Issuance of 16,773,597 and 0 shares of common stock in payment of board fees	$1,560,213	$-
Issuance of 107,051,697 and 0 shares of common stock in payment of executive compensation	$9,634,653	$-
Issuance of 250,000 and 0 shares of common stock in payment of financing costs	$22,500	$-
Series B preferred stock dividend	$133,972	$-
Interest accreted on promissory notes receivable	$133,714	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010

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

Reclassifications — Certain prior year financial statement balances have been reclassified to conform to the current year presentation. For greater clarity in presentation, the Company reclassified $8,200,984 from loss on extinguishment of convertible debentures and note to charges related to repricing derivative liabilities in the accompanying statements of operations for the three and nine months ended September 30, 2009. These reclassifications had no effect on the recorded net income or net loss.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of September 30, 2010 and December 31, 2009, the Company had deposits in excess of federally-insured limits totaling $1,422,102 and $2,028,195, respectively. The Company has not experienced any losses in such accounts.

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

Long-Lived Assets — The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2010, the Company had not experienced impairment losses on its long-lived assets.

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

The Company’s warrant and non-employee option derivative liabilities are carried at fair value totaling $10,873,187 and $18,168,597, as of September 30, 2010 and December 31, 2009, respectively.  The Company’s embedded conversion option liabilities associated with their convertible debt and Series A-1 preferred stock are carried at fair value totaling $2,937,518 and $8,609,804 as of September 30, 2010 and December 31, 2009, respectively.  The Company used Level 2 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At September 30, 2010, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	September 30, 2010
	As of	Using Fair Value Hierarchy
Derivative Liabilities	September 30, 2010	Level 1	Level 2	Level 3
Warrant derivative liabilities	$10,873,187	$-	10,873,187	-
Embedded conversion option liabilities	2,937,518	-	2,937,518	-
	$13,810,705	$-	13,810,705	-

For the three months ended September 30, 2010 and 2009, the Company recognized a gain of $9,550,745 and 36,754,306, respectively, for the changes in the valuation of the aforementioned liabilities. For the nine months ended September 30, 2010 and 2009, the Company recognized a gain (loss) of $18,077,454 and ($788,680), respectively, for the changes in the valuation of the aforementioned liabilities.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 40,626,119 options outstanding as of September 30, 2010.

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

At September 30, 2010 and 2009, approximately 338,868,000 and 406,476,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2010 and 2009:

Three Months Ended	September 30, 2010		September 30, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	969,174,877	$-	501,293,320	$-
Effect of dilutive stock options and warrants	584,571	-	-	-
Diluted earnings per share	969,759,448	$-	501,293,320	$-

Nine Months Ended	September 30, 2010		September 30, 2009
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	756,009,975	$(0.02)	477,394,516	$(0.10)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	756,009,975	$(0.02)	477,394,516	$(0.10)

Concentrations and Other Risks —Currently, the Company’s revenues are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three and nine months ended September 30, 2010 and 2009.

	3 Months Ended		9 Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Genzyme Transgenics Corporation	*	13%	*	12%
Exeter Life Sciences, Inc.	15%	12%	15%	12%
START Licensing, Inc.	12%	10%	12%	10%
Terumo Corporation	*	*	*	13%
International Stem Cell Corporation	18%	15%	18%	*
Transition Holdings, Inc.	25%	21%	25%	19%
CHA Biotech and SCRMI	16%	11%	16%	*

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

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company has recorded $22,059 and $22,059 in license fee revenue for the nine months ended September 30, 2010 and 2009, also, $7,353 and $7,353 for the three months ended September 30, 2010 and 2009, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $447,304 and $469,363 has been accrued in deferred revenue in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009, respectively.

The following table is a summary of key financial data for the joint venture as of and for the nine months ended September 30, 2010:

Current assets	$717,833
Noncurrent assets	$690,882
Current liabilities	$1,116,216
Noncurrent liabilities	$1,056,960
Net revenue	$69,979
Net loss	$(1,439,923)

4.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Machinery & equipment	$1,489,074	$1,470,306
Computer equipment	449,893	441,744
Office furniture	76,201	76,201
Leasehold improvements	279,075	127,197
Capital leases	51,235	51,235
Accumulated depreciation	(2,147,646)	(2,052,779)
Property and equipment, net	$197,832	$113,904

Depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $27,429 and $71,332, respectively. Furthermore, depreciation expense was $94,867 and $304,083 for the nine months ended September 30, 2010 and 2009, respectively.

5.           AMENDED AND RESTATED CONVERTIBLE DEBENTURES

In connection with the amended and restated convertible debentures, the Company issued a total of 192,172,519 warrants to the holders. The terms of the amended and restated warrants include a reduced exercise price of $0.10, subject to certain customary anti-dilution adjustments. The termination date under the amended and restated warrants was extended until June 30, 2014. The warrants were valued at $8,892,995 and $16,072,842 at September 30, 2010 and December 31, 2009, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of this warrant liability was $3,719,688 and $14,397,252 during the three months ended September 30, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The increase (decrease) in the fair value of this warrant liability was ($5,968,418) and $2,513,644 during the nine months ended September 30, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at September 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 0.64%, and (4) expected life of 3.75 years.

The Company has complied with the provisions of ASC 815 “Derivatives and Hedging”, and recorded the fair value of the embedded conversion option liability associated with the amended and restated convertible debentures. As of September 30, 2010 and December 31, 2009, the convertible debentures were convertible at the option of the holders into a total of 20,334,640 and 81,901,980 shares, respectively, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $306,942 and $4,519,815 at September 30, 2010 and December 31, 2009, respectively. The decrease in the fair value of this liability was $972,316 and $19,131,327 during the three months ended September 30, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The decrease in the fair value of this liability recorded through the results of operations was $4,386,654 and $5,554,035 during the nine months ended September 30, 2010 and 2009, respectively. The assumptions used in the Black-Scholes option pricing model at September 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 0.16%, and (4) expected life of 0.25 years.

On August 30, 2010, an investor was granted a preliminary injunction against the Company, whereby the Company delivered to the investor 49,220,665 shares of its common stock. Further, on September 30, 2010, under the terms of a final settlement and mutual release with the same investor, the Company exchanged a new convertible debenture to the investor in exchange for the investor’s outstanding convertible debenture. The terms of the new convertible debenture are the same as the amended and restated debentures, except that the amounts under the debenture are due and payable on or before December 31, 2010 and June 30, 2011, and the conversion and redemption prices are subject to a floor price of $0.06 per share. Concurrently with the settlement and release, all common stock purchase warrants previously issued to the investor were cancelled (23,701,263 warrants in total) and the legal actions were dismissed. The Company recorded a loss on settlement in the amount of $3,132,300 during the three months ended September 30, 2010 in its accompanying statement of operations.

Interest expense from amortization of debt discounts for the three months ended September 30, 2010 and 2009 was $100,253 and $487,025, respectively, and for the nine months ended September 30, 2010 and 2009 was $561,030 and $487,025, respectively.

The Company issued 92,966,010 and 35,444,261 shares of common stock upon redemption and conversion of these debentures during the nine months ended September 30, 2010 and 2009, respectively.

The following table summarizes the amended and restated convertible debentures outstanding at September 30, 2010:

Convertible promissory notes, principal	$2,033,456
Debt discounts	(24,059)

Net convertible promissory notes	$2,009,397
Less current portion	(2,009,397)

Convertible promissory notes, long term	$-

6.           AMENDED CONVERTIBLE PROMISSORY NOTES

During the nine months ended September 30, 2010, the Company received from JMJ Financial a total of $1,550,000 under the amended convertible promissory notes, which equates to a principal amount of $1,826,786, including a $276,786 original issue discount. On the draw dates, this principal was convertible into 23,837,426 shares of the Company’s common stock.

During the nine months ended September 30, 2010, the Company also issued three additional convertible promissory notes to JMJ Financial, for a total of $3,000,000 available to receive in cash, for a principal sum of $3,850,000, which includes an original issue discount of $850,000. During the nine months ended Sepember 30, 2010, the Company received a total of $1,100,000 on these additional notes, which equates to a principal amount of $1,452,000, including a $352,000 original issue discount. Upon initial draws of the notes during the nine months ended September 30, 2010, the outstanding principal balance on these notes was convertible into 22,703,099 shares of the Company’s commons stock. The notes mature on March 30, 2013.

The initial fair value of the embedded conversion option liability associated with the funds received during the nine months ended September 30, 2010 was valued using the Black-Scholes model, resulting in an initial fair value of $3,688,664. The assumptions used in the Black-Scholes option pricing model at the dates the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 175-180%, (3) risk-free interest rate of 0.87 – 1.60%, and (4) expected life of 2.47 – 3.00 years.

As of September 30, 2010 and 2009, respectively, the convertible promissory notes were convertible at the option of the holders into a total of 50,814,338 and 10,420,077 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $2,509,766 and $1,055,904 at September 30, 2010 and December 31, 2009, respectively. The increase (decrease) in the fair value of this liability was ($3,370,026) and $436,430 during the three months ended September 30, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The increase (decrease) in the fair value of this liability was ($3,650,627) and ($417,996) during the nine months ended September 30, 2010 and 2009, respectively. The assumptions used in the Black-Scholes option pricing model at September 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 0.42%, and (4) expected life of 2.08 – 2.50 years.

Interest expense from amortization of debt discounts for the three months ended September 30, 2010 and 2009 was $1,371,897 and $0, respectively. The expense for the nine months ended September 30, 2010 and 2009 was $3,213,565 and $0, respectively.

The following table summarizes the JMJ Financial convertible promissory notes outstanding at September 30, 2010:

Convertible promissory notes, principal	$2,524,500
Debt discounts	(2,121,491)

Net convertible promissory notes	$403,009
Less current portion	(200,954)

Convertible promissory notes, long term	$202,055

The Company issued 60,604,426 and 11,614,864 shares of common stock upon redemption and conversion of these promissory notes during the nine months ended September 30, 2010 and 2009, respectively.

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

The fair value of the embedded conversion option liability was again valued using the Black-Scholes model, resulting in a fair value of $73,542 and $1,092,273 at September 30, 2010 and December 31, 2009, respectively. The convertible debenture was convertible at the option of the holders into a total of 15,890,360 and 0 shares of common stock at September 30, 2010 and 2009, respectively, at a conversion price of $0.10 per share, subject to anti-dilution and other customary adjustments. The assumptions used in the Black-Scholes option pricing model at September 30, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 0.14%, and (4) expected life of 0.12 years. The decrease in fair value of the embedded converse on option of $607,046 and $0 was recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended September 30, 2010 and 2009, respectively, and $2,019,871 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

The total of 27,793,350 warrants was valued at $1,485,072 and $1,200,151 at September 30, 2010 and December 31, 2009, respectively, at fair value using the Black-Scholes model. The assumptions used in the Black-Scholes option pricing model at September 30, 2010 for all warrants issued in connection with these convertible debentures are as follows: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 1.27%, and (4) expected life of 4.12 years. The decrease in fair value of the warrants of $571,406 and $0 was recorded through the results of operations as an adjustment to the fair value of derivatives for the three months ended September 30, 2010 and 2009, respectively, and $890,086 and $0 for the nine months ended September 30, 2010 and 2009, respectively.

Interest expense associated with amortization of debt discounts from this debenture for the three months ended September 30, 2010 and 2009 was $737,412 and $0, respectively. The expense for the nine months ended September 30, 2010 and 2009 was $3,710,977 and $0, respectively.

The Company redeems the notes monthly commencing in May 2010, in the amount of 14.28% of the initial principal amount of the notes, in cash or common stock at the Company’s option, until the notes are paid in full. During the nine months ended September 30, 2010, the Company issued 20,371,987 shares of its common stock upon conversion and redemption of $2,590,414 of its 2009 convertible debentures.

The following table summarizes the 2009 convertible promissory notes outstanding at September 30, 2010:

Convertible promissory notes, principal	$1,589,037
Debt discounts	(187,201)

Net convertible promissory notes	$1,401,836
Less current portion	(1,401,836)

Convertible promissory notes, long term	$-

8.           SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

The following table summarizes the Series A-1 redeemable convertible preferred stock and embedded derivative outstanding at September 30, 2010:

September 30,
2010
Principal due	$1,130,165
Accrued dividend	190,717
Debt discount	(85,806)
1,235,076

Less current portion	-

Non-current portion	$1,235,076

Aggregate liquidation value*	$1,320,882

* Represents the sum of principal due and accrued dividends.

The outstanding balance at September 30, 2010 of $1,130,165 is convertible into 1,506,887 shares of the Company’s common stock. The Company values the conversion option initially when each draw takes place. The embedded conversion option was valued at $47,268 at September 30, 2010 at fair value using the Black-Scholes model. The assumptions used in the Black-Scholes model to value the embedded conversion option at each draw date during the nine months ended September 30, 2010 were as follows: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 0.64%, and (4) expected life of 2.52 years. The decrease in the fair value of the embedded conversion option liability of $29,311 and $295,670 for the three months ended September 30, 2010 and 2009, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives. The decrease in the fair value of the embedded conversion option liability of $557,579 and $26,916 for the nine months ended September 30, 2010 and 2009, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives.

The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $67,109 for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, the Company issued 83 shares of its Series A-1 convertible preferred stock upon draws of $830,165 under the financing. During the same period, the Company issued 6,206,961 shares of its common stock in conversion of $620,696 of its Series A-1 preferred stock.

Interest expense from amortization of the debt discount and deferred issuance costs for the three months ended September 30, 2010 and 2009 was $112,296 and $334,560, respectively. Interest expense from amortization of the debt discount and deferred issuance costs for the nine months ended September 30, 2010 and 2009 was $538,986 and $634,580, respectively.

9.           SERIES B PREFERRED STOCK

During the nine months ended September 30, 2010, the Company delivered tranche notices to Optimus Life Sciences Capital Partners, LLC for delivery of a total of 250 shares under the Series B preferred stock for funding in the amount of $2,500,000 ($1,985,000 in cash proceeds, $500,000 of commitment fee applied, and $15,000 in legal fees). During the nine months ended September 30, 2010, in connection with the funding, the Company issued 32,589,112 shares of its common stock upon exercise of the same number of warrants, which were granted simultaneously with the Company’s tranche notice. The Company received secured promissory notes in the amount of $3,375,000 to settle the warrant exercise during the nine months ended September 30, 2010.

Secured Promissory Notes

In accordance with the terms of the Series B preferred stock agreement, Optimus issued to the Company a secured promissory note in consideration for receiving warrants under each tranche. The value of each secured promissory note equals the value of the warrants that Optimus received. Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Optimus. Each promissory note matures on the fourth anniversary of its issuance. In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at September 30, 2010. The value of the secured promissory notes in the accompanying consolidated balance sheets was $2,628,905, net of discounts of $746,095 at September 30, 2010, reflecting a face value of $3,375,000. However, the Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $879,809 during the nine months ended September 30, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes. During the three and nine months ended September 30, 2010, the Company accreted interest on the promissory note in the amount of $62,892 and $133,714, respectively, which was recorded in retained earnings during the period then ended. The Company recorded $63,014 and $133,972 in dividends on its Series B preferred stock during the three and nine months period ended September 30, 2010, respectively, which was also recorded against retained earnings, for a net change of $258 to retained earnings as a result of these offsets in interest and dividends.

As of September 30, 2010 and December 31, 2009, 250 and 0 shares of Series B preferred stock were outstanding, respectively.

10.           WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, December 31, 2009	218,625,788	$0.13	4.35	$49
Granted	47,397,512	0.11
Exercised	(56,327,375)	0.12
Forfeited/Canceled	-	-
Outstanding, September 30, 2010	209,695,925	$0.13	3.69	$12

Vested and expected to vest	209,695,925	$0.13	3.69	12
at September 30, 2010

Exercisable, September 30, 2010	209,695,925	$0.13	3.69	12

On January 22, 2010, the Company issued 1,000,000 warrants to an investor, to purchase the same number of shares of common stock. The term of these warrants is 4.92 years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $95,464 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at January 22, 2010 for all warrants issued in connection with these promissory notes are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 2.37%, and (4) expected life of 4.92 years. The Company valued all warrants unrelated to its debentures at September 30, 2010 and December 31, 2009 at $315,781 and $765,065, respectively. The decrease in fair value of $280,952 and $604,220 during the three and nine months ended September 30, 2010, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives.

In connection with the final settlement and release agreement discussed in Note 5, the Company cancelled 23,701,263 warrants.

During the nine months ended September 30, 2010, the Company issued 32,589,112 warrants to Optimus in connection with its Series B preferred stock, which warrants were simultaneously exercised. See Note 9.

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted			Weighted
		Average	Average	Weighted	Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	1,226,000	1.93	$0.05	1,226,000	$0.05
0.10 - 0.11	201,264,986	3.78	0.09	201,264,986	0.09
0.38 - 0.40	2,580,636	3.41	0.39	2,580,636	0.39
0.85 - 0.96	4,231,386	0.30	0.95	4,231,386	0.95
2.20	72,917	0.88	2.20	72,917	2.20
2.48 - 2.54	320,000	0.55	2.54	320,000	2.54
	209,695,925			209,695,925

11.	STOCKHOLDERS’ EQUITY TRANSACTIONS

On March 10, 2010, the Company issued 5,000,000 shares of its restricted common stock to each of its directors in connection with their services on the board of directors.

During the nine months ended September 30, 2010, the Company issued a total of 107,051,697 shares of its common stock to its chief executive officer and chief scientific officer. Further, the Company is to issue an additional 12,421,101 shares of its common stock to the same officers. The Company recorded $10,752,552 in officer compensation expense during the nine months ended September 30, 2010 for the value of these shares.

During the nine months ended September 30, 2010, the Company issued a total of 16,773,597 shares of its common stock to its directors as compensation for services provided as directors. The Company recorded $1,560,213 in board compensation expense for the value of these shares.

On February 19, 2010, the Company issued 250,000 shares of its common stock in connection with its Series A-1 financing described in Note 8.

During the nine months ended September 30, 2010, the Company issued a total of 32,589,112 shares of common stock upon exercise of warrants issued in connection with its Series B preferred stock. During the same period, the Company received promissory notes in the amount of $3,375,000 from Optimus, in consideration for warrants issued to Optimus. The promissory notes have been included as a separate component of stockholders’ deficit at September 30, 2010. See Note 9.

In connection with the preliminary injunction discussed in Note 5, the Company delivered to the investor 49,220,665 shares of its common stock.

12.	STOCK-BASED COMPENSATION

Stock Plans

The following table summarizes the Company's stock incentive plans as of September 30, 2010:

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant
2004 Stock Plan	2,492,000	820,000	370,000
2004 Stock Plan II	1,301,161	1,071,161	230,000
2005 Plan	41,745,484	38,734,958	112,880,892
	45,538,645	40,626,119	113,480,892

Stock Option Activity

A summary of option activity for the nine months ended September 30, 2010 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, December 31, 2009	28,486,119	$0.32	8.09	$33
Granted	12,140,000	0.09
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, September 30, 2010	40,626,119	$0.25	7.94	$8

Vested and expected to vest
at September 30, 2010	38,799,963	0.26	7.89	8

Exercisable, September 30, 2010	26,578,767	0.33	7.35	8

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

As of September 30, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,191,000, which is expected to be recognized over a weighted average period of approximately 9 years.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	820,000	3.87	$0.05	820,000	$0.05
0.09	12,140,000	10.00	0.09	1,896,876	0.09
0.10	14,501,273	9.13	0.10	12,544,501	0.10
0.21	5,811,669	7.11	0.21	3,964,212	0.21
0.25 - 0.76	1,071,161	4.25	0.25	1,071,161	0.25
0.85	5,604,099	4.34	0.85	5,604,100	0.85
1.35 - 2.48	677,917	5.11	2.04	677,917	2.04
	40,626,119			26,578,767

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the nine months ended September 30, 2010 and 2009 are as follows:

	2010	2009
Risk-free interest rate	2.29 - 3.84%	2.50%
Expected life of the options	5 - 10 years	4 years
Expected volatility	170 - 180%	148%
Expected dividend yield	0%	0%
Expected forfeitures	13%	13%

13.	COMMITMENTS AND CONTINGENCIES

On January 29, 2010, the Company signed a new lease to move from its Worcester facility to a new 10,607 square-foot facility in Marlboro, Massachusetts. The lease term is from April 1, 2010 through June 30, 2015. Monthly base rent in 2010 is $12,596.

Rent expense for the three months ended September 30, 2010 and 2009 was approximately $46,000 and $99,000, respectively. Rent expense recorded in the financial statements for the nine months ended September 30, 2010 and 2009 was approximately $227,000 and $397,000, respectively.

On October 1, 2007 Gary D. Aronson brought suit against the Company with respect to a dispute over the interpretation of the anti-dilution provisions of our warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that we breached warrants to purchase securities issued by us to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  The Plaintiffs withdrew their case the day before the trial date. The Company sought attorney fees relating the Company defending the case over the past 2.5 years. The court denied the motion and the Company has appealed.

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

During the nine months ended September 30, 2010, the Company revised its estimate of certain accrued liabilities arising principally from legal and professional services received. Accordingly, the Company recognized $30,336 and $1,600,302 as change in estimate of accrued liabilities during the three and nine months ended September 30, 2010, respectively, in its accompanying consolidated statements of operations.

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

14.           RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010, the Company issued a total of 107,051,697 shares of its restricted common stock to its chief executive officer and chief scientific officer. Further, the Company is to issue an additional 12,421,101 shares of its common stock to the same officers. See Note 11.

During the nine months ended September 30, 2010, the Company issued a total of 16,773,597 shares of its common stock to its directors as compensation for services provided as directors. See Note 11.

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

Revenue Recognition— Our revenue is generated from license and research agreements with collaborators. Licensing revenue is recognized on a straight-line basis over the shorter of the life of the license or the estimated economic life of the patents related to the license. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over the same term as the revenue. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Three Months Ended September 30,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$205,158	100.0%	$248,141	100.0%
Cost of Revenue	66,650	32.5%	108,049	43.5%
Gross profit	138,508	67.5%	140,092	56.5%
Research and development expenses	1,348,503	657.3%	700,818	282.4%
General and administrative expenses	1,094,604	533.5%	453,561	182.8%
Change in estimate of accrued liabilities	(30,336)	-14.8%	-	0.0%
Loss on settlement of litigation	3,132,300	1526.8%	110,000	44.3%
Non-operating income (expense)	7,342,278	3578.8%	(79,987)	-32.2%
Net income (loss)	$1,935,715	943.5%	$(1,204,274)	-485.3%

Revenue

Revenue for the three months ended September 30, 2010 and 2009 was $205,158 and $248,141, respectively, which represented a decrease of $42,983, or 17%.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the three months ended September 30, 2010 was due to licenses being terminated during the fourth quarter 2009, while just one license renewal for $150,000 was added during 2010.

Of the revenue recognized during the three months ended September 30, 2010, we recognized $51,470 (25% of total revenue) in license fee revenue from Transition Holdings, Inc. and another $37,500 (18% of total revenue) from International Stem Cell Corporation.

Research and Development Expenses and Grant Reimbursements

R&D expenses for the three months ended September 30, 2010 and 2009 were $1,348,503 and $700,818, respectively, an increase of $647,685, or 92%.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research. The increase in R&D expenditures during the three months ended September 30, 2010 as compared to the same period in 2009 is primarily due to increased lab, supply and personnel expenses in 2010 pursuant to our recent IND submission with the Federal Drug Administration for our research in the treatment of Stargardt’s Macular Dystrophy (SMD).

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2010 and 2009 were $1,094,604 and $453,561, respectively, an increase of $641,043, or 141%. The third quarter 2010 increase was primarily due to an increase stock option expense during the three months ended September 30, 2010. Additionally, during the three months ended September 30, 2010, we experienced an increase in legal fees in our efforts to secure financing and in defending the Company in various legal matters.

Change in Estimate of Accrued Liabilities

During the three months ended September 30, 2010, we revised our estimate of certain accrued liabilities arising principally from legal and professional services received, and accordingly, recognized $30,336 as a reduction to our accrued liabilities.

Non-operating income (expense)

Non-operating income (expense) for the three months ended September 30, 2010 and 2009 was $7,342,278 and ($79,987), respectively, which represents an increase of $7,422,265. The change in non-operating income (expense) during the three months ended September 30, 2010, compared to that of 2009, relates primarily to ($8,200,984) in loss on extinguishment of convertible debentures and note during the three months ended September 30, 2009, and a total of $10,475,163 in income related to changes in valuation of derivative liabilities during the three months ended September 30, 2009 compared with $9,550,745 during the same period in 2010.

Interest income was $4,389 and $371 during the three months ended September 30, 2010 and 2009, respectively. Interest income was higher in the three months ended September 30, 2010 than in the three months ended September 30, 2009 due to the higher cash balances held in interest-bearing deposits during the periods. Interest expense was $2,382,253 and $2,354,537 for the three months ended September 30, 2010 and 2009, respectively, which represents an increase of $27,716, or 1%.

The adjustment to fair value of derivatives was $9,550,745 and ($36,754,306) for the three months ended September 30, 2010 and 2009, respectively.  The significant reduction in our debt balances due to conversions to common stock contributed most significantly to the change in the fair value of derivatives during the three months ended September 30, 2010 as compared with the same period in 2009.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2010 and 2009 was $1,935,715 and ($1,204,274), respectively. The change in net income (loss) in each period is primarily the related to charges from our derivative liabilities, as well as charges arising from settlements.

Comparison of Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$615,474	100.0%	$785,112	100.0%
Cost of Revenue	199,950	32.5%	324,148	41.3%
Gross profit	415,524	67.5%	460,964	58.7%
Research and development expenses and
Grant reimbursements	6,728,225	1093.2%	2,138,843	272.4%
General and administrative expenses	13,662,066	2219.8%	1,961,195	249.8%
Change in estimate of accrued liabilities	(1,600,302)	-260.0%	-	0.0%
Loss on settlement of litigation	3,132,300	508.9%	4,903,949	624.6%
Non-operating income (expense)	8,523,246	1384.8%	(41,097,931)	-5234.7%
Net loss	$(12,983,519)	-2109.5%	$(49,640,954)	-6322.8%

Revenue

Revenue for the nine months ended September 30, 2010 and 2009 was $615,474 and $785,112, respectively, which represented a decrease of $169,638, or 22%.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the nine months ended September 30, 2010 was due to licenses being terminated during the fourth quarter 2009, while just one license renewal for $150,000 was added during the nine months ended September 30, 2010.

Of the revenue recognized during the nine months ended September 30, 2010, we recognized $154,410 (25%of total revenue) in license fee revenue from Transition Holdings, Inc. and another $112,500 (18% of total revenue) from International Stem Cell Corporation.

Research and Development Expenses and Grant Reimbursements

R&D expenses for the nine months ended September 30, 2010 and 2009 were $6,728,225 and $2,275,683, respectively, an increase of $4,452,542, or 196%.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research. The increase in R&D expenditures during the nine months ended September 30, 2010 as compared to the same period in 2009 is primarily due to 30,192,203 shares of common stock issued and to be issued to our chief scientific officer, valued at $2,717,298 during the nine months ended September 30, 2010. Further, we increased lab, supply and personnel expenses in 2010 pursuant to our recent IND submission with the Federal Drug Administration for our research in the treatment of Stargardt’s Macular Dystrophy (SMD).

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

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2010 and 2009 were $13,662,066 and $1,961,195, respectively, an increase of $11,700,871, or 597%. This expense increase was primarily due to 89,280,595 shares of our common stock issued or to be issued to our chief executive officer, valued at $8,035,254, and another 16,773,597 shares of our common stock issued to our directors, valued at $1,533,513, during the nine months ended September 30, 2010. Additionally, during the nine months ended September 30, 2010, we experienced an increase in legal fees in our efforts to secure financing and in defending the Company in various legal matters.

Change in Estimate of Accrued Liabilities

During the nine months ended September 30, 2010, we revised our estimate of certain accrued liabilities arising principally from legal and professional services received, and accordingly, recognized $1,600,302 as a reduction to our accrued liabilities.

Loss on Settlement of Litigation

Loss on settlement for the nine months ended September 30, 2010 and 2009 were $3,132,300 and $4,903,949, respectively. During the nine months ended September 30, 2009, we entered into a settlement agreement pursuant to which we agreed to settle certain past due accounts payable, for previous professional services and other operating expenses incurred, by the issuance of shares of our common stock. During that period, we settled $505,199 in accounts payable through the issuance of 39,380,847 shares of our common stock with a value of $5,299,148. Accordingly, we recorded a loss on settlement of $4,793,949 for the nine months ended September 30, 2009.

Non-operating income (expense)

Non-operating income (expense) for the nine months ended September 30, 2010 and 2009 was $8,523,246 and ($41,097,931), respectively, which represents an increase of $49,621,177. The change in non-operating income (expense) during the nine months ended September 30, 2010, compared to that of 2009, relates primarily to ($8,200,984) in loss on extinguishment of convertible debentures and note during the nine months ended September 30, 2009, and a total of ($28,864,191) in charges related to changes in valuation of derivative liabilities during the three months ended September 30, 2009 compared with $18,077,454 during the same period in 2010.

Interest income was $15,368 and $2,129 during the nine months ended September 30, 2010 and 2009, respectively. Interest income was higher in the nine months ended September 30, 2010 than in the nine months ended September 30, 2009 due to the higher cash balances held in interest-bearing deposits during the periods. Interest expense was $8,164,546 and $3,890,447 for the nine months ended September 30, 2010 and 2009, respectively, which represents an increase of $4,274,099, or 110%. The increase in interest expense in the nine months ended September 30, 2010, compared to the earlier period primarily to amortization of debt discounts and deferred financing costs being recorded during 2010 for all debt and preferred stock outstanding.

The change in the fair value of derivatives was $18,077,454 and ($788,680) for the nine months ended September 30, 2010 and 2009, respectively.  The significant reduction in our debt balances due to conversions to common stock, as well as changes in the value of the Company’s common stock contributed most significantly to the change in the fair value of derivatives during the nine months ended September 30, 2010.

Net Loss

Net loss for the nine months ended September 30, 2010 and 2009 was $12,983,519 and $49,640,954, respectively. The change in net loss in each period is primarily the result of changes to the fair value of derivatives, offset by interest charges related to convertible debentures and interest charges on our debt.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2010	2009
Net cash used in operating activities	$(7,298,540)	$(3,059,608)
Net cash used in investing activities	(199,045)	(7,538)
Net cash provided by financing activities	7,153,865	3,308,000
Net increase (decrease) in cash and cash equivalents	(343,720)	240,854
Cash and cash equivalents at the end of the period	$2,195,118	$1,057,758

Operating Activities

Our net cash used in operating activities during the nine months ended September 30, 2010 and 2009 was $7,298,540 and $3,059,608, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures.

Cash Flows from Investing and Financing Activities

Cash used in investing activities during the nine months ended September 30, 2010 and 2009 was $199,045 and $7,538, respectively. Our cash used in investing activities during the nine months ended September 30, 2010 was attributed to payment of a deposit on a leased space as well as payments for the purchase of fixed assets for approximately $186,000. Cash flows provided by financing activities during the nine months ended September 30, 2010 was $7,153,865. During the nine months ended September 30, 2010, we received $830,165 from the issuance of Series A-1 convertible preferred stock, $1,985,000 from the issuance of Series B preferred stock, $1,685,000 from the issuance of convertible debentures and $2,650,000 from the issuance of convertible promissory notes.

We plan to fund our operations for the next twelve months primarily from the following financings:

•	During 2010, we received cash proceeds of $2,650,000 in convertible promissory note financings with JMJ Financial. As of September 30, 2010, $3,520,000 remains available to us.
•	During 2010, we received $1,685,000 from the 2009 convertible debenture.
•	During 2010, we received $830,165 from the issuance of our Series A-1 convertible preferred stock credit facility. The facility allows for a maximum placement of $5,000,000.
•	During 2010, we received $1,985,000 from the issuance of Series B preferred stock. The agreement allows for a maximum placement of $10,000,000.
•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended September 30, 2010, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Bristol Investment Fund, Ltd. and Bristol Capital, LLC v. Advanced Cell Technology, Inc. and Mytogen, Inc. (Supreme Court of the State of New York, County of New York)—On March 9, 2009, plaintiffs filed a complaint and summons in the Supreme Court of the State of New York, County of New York against the Company and its subsidiary Mytogen, Inc. Plaintiffs’ complaint alleged, among other things, that the Company has breached the terms of certain contracts with plaintiffs; namely, convertible debentures and a consulting agreement. Plaintiffs seek preliminary and permanent injunctive relief directing the Company to deliver to plaintiff Bristol Investment Fund, Ltd. (“Bristol”) 2.5 million shares of its common stock, declaring a conversion price of $0.02 for the convertible debentures held by plaintiffs, and directing the Company to honor plaintiff’s future conversion requests. Plaintiffs also sought compensatory damages in an amount to be determined at trial, but alleged in the complaint to exceed $1.5 million. On or about September 16, 2009, plaintiffs filed an order to show cause, seeking the issuance of a preliminary injunction directing the Company to deliver to Bristol 2.5 shares of its common stock pursuant to a convertible debenture and 47.4 million shares of its common stock  pursuant to common stock purchase warrants, declaring a conversion price of $0.02 for the convertible debenture held by plaintiffs, and enjoining or restraining the Company from issuing shares of its common stock to any entity other than plaintiffs or the other holders of convertible debentures. On September 25, 2009, the Company submitted its response in opposition to plaintiffs’ motion and moved by cross-motion for dismissal of the complaint, based on the terms of the consent, waiver, amendment and exchange agreement entered into between the Company and the holders of over 95% of the outstanding principal amount of the Amended and Restated Debentures. On August 30, 2010, the court granted plaintiff’s motion and directed the Company to issue the 49,220,665 shares of common stock.  On September 30, 2010, the Company entered into a settlement agreement and mutual release with the plaintiffs, pursuant to which the Company exchanged a new convertible debenture to the plaintiff in exchange for the plaintiff’s outstanding convertible debenture.  Concurrently therewith, all common stock purchase warrants previously issued to the plaintiffs were cancelled and the legal actions were dismissed with prejudice and without costs.

ITEM 1A. RISK FACTORS

During the quarter ended September 30, 2010, there were no material changes from the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED AND RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

99.1	Settlement Agreement and Mutual Release with Bristol Investment Fund, Ltd and Bristol Capital, LLC*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ William M. Caldwell, IV
William M. Caldwell, IV
Chief Executive Officer (Principal Executive Officer and Principal Financial Officer)
Dated: November 8, 2010