Form 10-K
period 2010-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2011-03-17
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 0-50295

ADVANCED CELL TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Delaware	87-0656515
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(I.R.S. EMPLOYER IDENTIFICATION NO.)

33 Locke Drive, Marlborough, Massachusetts  01752

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based upon the closing price of $0.08 for the registrant’s Common Stock as of June 30, 2010) was approximately $65.5 million (based on 818,397,859 shares of common stock outstanding and held by non-affiliates on such date). Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 5% or more of the registrant’s outstanding Common Stock as of June 30, 2010 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 1,506,715,382 shares as of March 11, 2011.

ADVANCED CELL TECHNOLOGY, INC.
2010 ANNUAL REPORT ON FORM 10-K

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

Terumo Agreement - Diacrin, Inc. and Terumo Corporation entered into a development and license agreement on September 4, 2002 (indefinite license period); the agreement was transferred to Mytogen on December 28, 2005. Under the agreement, the parties agreed to collaborate to develop and commercialize products in the field described as autologous skeletal myoblasts for cardiac therapy (and conditionally allogenic skeletal myoblasts for cardiac therapy) in Japan and such other Asian countries as the parties may agree. Pursuant to the agreement, Terumo has an exclusive, royalty-bearing license, with a limited right to grant sublicenses, under certain technology and patent rights controlled by Mytogen; and a non-exclusive, non-royalty bearing right and license to use certain data resulting from clinical trials for products based on the licensed technology and patent rights for purposes of seeking regulatory approvals. The agreement specifies the rights and obligations of the parties with respect to collaboration and development of products covered by the agreement. The agreement also requires Terumo to make certain milestone payments, including the following: two million dollars upon initiation of any clinical trials of any covered product in Japan; two million dollars upon the first filing for regulatory approval of a covered product in Japan; one million dollars upon the first filing for regulatory approval of a covered product in any country other than Japan if the territory is expanded to include countries other than Japan; two million dollars upon the first commercial sale of a covered product in Japan; and one million dollars upon the first commercial sale of a covered product in any country other than Japan if the territory is expanded to include countries other than Japan. Terumo is also required under the agreement to pay royalties in an amount equal to ten percent (10%) of the net sales on covered products. In May 2008, Terumo exercised an option to extend a milestone for one year for $300,000. The milestone consisted of a Phase I clinical trial for the Myoblast Program in Japan and was extended for two years. This agreement is no longer in effect as of December 31, 2010.

Pharming Technologies B.V. License - On February 26, 2008, we entered into a License Agreement with Pharming Technologies B.V., referred to as Pharming, pursuant to which we exclusively licensed to Pharming certain patents including oocyte activation patents for all uses and applications in or related to non-human animals (indefinite license period). We retained all use and applications of such patents in or related to humans. This agreement is no longer in effect as of December 31, 2010.

Transition Holdings, Inc. - On December 18, 2008, we entered into a license agreement with an Ireland-based investor, Transition Holdings Inc. (“Transition”), for certain of our non-core technology (indefinite license period). This license was terminated effective February 9, 2011.

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

CHA – On May 21, 2009, we have entered into a licensing agreement (indefinite license period) under which we will license our proprietary single blastomere technology, which has the potential to generate stable cell lines, including retinal pigment epithelium (RPE) cells for the treatment of diseases of the eye, to CHA for development and commercialization exclusively in Korea. We received a $300,000 up-front license fee, and received an additional $300,000 in December 2009. We believe there are some 200 different retinal diseases that may be impacted by this stem cell derived therapy including macular degeneration. Age-related macular degeneration (AMD) affects more than 30 million people worldwide and is the leading cause of blindness in people over 60 years of age in the United States (Source: Foundation For Fighting Blindness).

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

Employees

As of March 11, 2011, we had 22 full-time employees, of whom six hold Ph.D. or M.D. degrees. Twelve employees are directly involved in research and development activities and ten are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

Item 1A. RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. You should carefully consider the risks described below as well as other information provided to you in this prospectus, including information in the section of this document entitled “Forward Looking Statements.” The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to the Company’s Early Stage of Development

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

We have generated modest revenue to date from our operations. Historically we have had net operating losses each year since our inception.  As of December 31, 2010, we have an accumulated deficit of $180,949,523 and a stockholders’ deficit of $23,653,090.  We incurred net losses of $54,373,332 and $36,758,208 for the years ended December 31, 2010 and 2009, respectively.   We have limited current potential sources of income from licensing fees and the Company does not generate significant revenue outside of licensing non-core technologies. Additionally, even if we are able to commercialize our technologies or any products or services related to our technologies it is not certain that they will result in revenue or profitability.

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

Our human embryonic stem cell program is in the IND phase; our myoblast program has received FDA clearance to proceed to Phase II human clinical trials; our Hemangioblast program is in the preclinical development stage, and the Company doesn’t foresee having a commercial product until clinical trials are completed. We have identified the programs that we are working to get into the clinical testing phase. We have narrowed the scope of our developmental focus to our Retinal Program and those related therapies, our blastomere program and, as part of our recently established partnership with CHA, developing products in the hemangioblast/immunology arena (see DESCRIPTION OF BUSINESS Section of prospectus).  As a result of our narrower product focus we have fewer revenue sources. Our emphasis on fewer programs may hinder our results if these programs are not successful.  Although our adult stem cell myoblast program has been approved for a Phase II clinical trial, we have suspended that program indefinitely due to a lack of funding. As a result of our emphasis on our retinal program, our hemangioblast program and our blastomere program, our ability to progress as a company is more significantly hinged on the success of fewer programs and thus, a setback or adverse development relating to any one of them could potentially have a significant impact on share price as well as an inhibitory effect on our ability to raise additional capital. Additionally, we partially rely on nuclear transfer and embryonic stem cell technologies that we may not be able to successfully develop, which will prevent us from generating revenues, operating profitably or providing investors any return on their investment.  We cannot guarantee that we will be able to successfully develop our retinal, hemangioblast, blastomere, nuclear transfer technology, embryonic stem cell or myoblast technologies or that such development will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty/licensing fees related to our technology, would be our primary sources of revenues. If we are unable to develop our technologies, investors will likely lose their entire investment in us.

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

•           we will continue to have the financial resources necessary to prosecute our existing patent applications, pay maintenance fees on patents and patent applications, or file patent applications on new inventions.

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

We are not in full compliance with some of our licenses (see Our Intellectual Property in the DESCRIPTION OF BUSINESS section of this prospectus) and due to limited financial resources we cannot guarantee that we will regain full compliance status. If we are unable to be in compliance with our license agreements, our business may be harmed.

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

 Despite the rescission of President Bush’s Executive order in August 2001 by President Barack Obama in March 2009, the overall effect of new laws drafted by the NIH and put into effect regarding the dropping of restrictions on hES research has yet to be seen or made clear.

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

We require substantial additional capital resources in order to conduct our operations and develop and commercialize our products and run our facilities. We will need significant additional funds or a collaborative partner, or both, to finance the research and development activities of our therapies and potential products. Accordingly, we are continuing to pursue additional sources of financing.  Our future capital requirements will depend upon many factors, including:

•	The continued progress and cost of our research and development programs,
•	The progress with pre-clinical studies and clinical trials,
•	The time and costs involved in obtaining regulatory clearance,
•	The costs in preparing, filing, prosecuting, maintaining and enforcing patent claims,
•	The costs of developing sales, marketing and distribution channels and our ability to sell the therapies/products if developed,
•	The costs involved in establishing manufacturing capabilities for commercial quantities of our proposed products
•	Competing technological and market developments,
•	Market acceptance of our proposed products,
•	The costs for recruiting and retaining employees and consultants, and
•	The costs for educating and training physicians about our proposed therapies/products.

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

Risks Relating to Our Debt Financings

There are a large number of shares underlying our debt in full, and warrants. The sale of these shares may depress the market price of our common stock.

As of December 31, 2010, on an aggregated basis our debt and preferred stock financings may result in being converted into 6,400,425 shares of our common stock, and warrants and options that may be converted into approximately 183,307,361 shares of our common stock.

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

•           Grant certain registration rights

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

Our obligations under our securities purchase agreements are secured by substantially all of our assets.

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

Preclinical & Clinical Product Development Risks

We have limited experience in conducting and managing preclinical development activities, clinical trials and the application process necessary to obtain regulatory approvals.

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

Our lead product candidate, our therapeutic Retinal program for Startgardt’s disease has not yet started Phase I Clinical Trials and has not yet received approval from the FDA or any similar foreign regulatory authority for any indication.

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

Our business may bring us into conflict with our licensees, licensors, or others with whom we have contractual or other business relationships, or with our competitors or others whose interests differ from ours. If we are unable to resolve those conflicts on terms that are satisfactory to all parties, we may become involved in litigation brought by or against us. That litigation is likely to be expensive and may require a significant amount of management's time and attention, at the expense of other aspects of our business. The outcome of litigation is always uncertain, and in some cases could include judgments against us that require us to pay damages, enjoin us from certain activities, or otherwise affect our legal or contractual rights, which could have a significant adverse effect on our business. See "LEGAL PROCEEDINGS" in this prospectus for a more complete discussion of currently pending litigation against the Company.

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

 As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, the Company will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by the Company contained a material misstatement of fact or was misleading in any material respect because of the Company’s failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Marlboro, Massachusetts, where we lease approximately 10,607 square foot of office and laboratory facilities. The monthly rent for this property is $12,596. The lease term is from April 1, 2010 through June 30, 2015. We also lease approximately 700 square feet of corporate office space in Santa Monica, CA. The lease for our Santa Monica office terminates on February 28, 2012. The monthly rent for this space is $2,170.

Item 3. Legal Proceedings

Gary D. Aronson v. Advanced Cell Technology, Inc., Superior Court of California, County of Alameda, Case No. RG07348990. John S. Gorton v. Advanced Cell Technology, Inc, Superior Court of California, County of Alameda Case No. RG07350437.  On October 1, 2007 Gary D. Aronson brought suit against us with respect to a dispute over the interpretation of the anti-dilution provisions of our warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that we breached warrants to purchase securities issued by us to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  The Plaintiffs withdrew their case the day before the trial date. We sought attorney fees relating to us defending the case over the past 2.5 years. The court denied the motion and we have appealed.

Bristol Investment Fund, Ltd. as Collateral Agent for the Holders of Certain Original Issue Discount Senior Convertible Debentures v. Alexandria Real Estate—79/96 Charlestown Navy Yard, LLC (Suffolk Superior Court). The Company has been named as a third party defendant in this action, filed September 16, 2009, in which the plaintiff alleges that Alexandria Real Estate (“Alexandria”) improperly charged a trustee holding approximately $146,000 of funds in a Company account that Bristol claimed as collateral. Alexandria brought a third party complaint against the Company for indemnification.  The case was dismissed as of December 31, 2010.

On February 9, 2011, we entered into a settlement agreement and mutual release with Transition Holdings Ltd. (“Transition”), in a dispute over the $3,500,000 received in 2008 and 2009. The two parties disputed the nature of the consideration provided to the Company. We agreed to deliver Transition 7,413,000 shares of our common stock, issuable in consideration of all monies previously delivered to the Company by Transition in the aggregate amount of $3,500,000.  Upon issuance of the shares, all other agreements between the Company and Transition, including licenses, are deemed cancelled, null and void, and of no force or effect.

On February 11, 2011, we entered into a settlement agreement and mutual release with Gemini Master Fund, Ltd. (“Gemini”). The two parties disputed the number of shares of common stock to be issued upon exercise of warrants held by Gemini. In settlement, we agreed to deliver Gemini 20,000,000 shares of its common stock, issuable upon cashless exercise of all warrants previously issued by the Company to Gemini. Upon issuance of the shares to Gemini, all other agreements between the Company and Gemini, including any agreements between the Company and any entity controlled by Gemini or their principals, are hereby deemed cancelled, null and void, and of no force or effect.

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

	High	Low
Fiscal Year 2009	Bid	Bid
First Quarter	$0.29	$0.04
Second Quarter	$0.27	$0.10
Third Quarter	$0.24	$0.12
Fourth Quarter	$0.13	$0.09

	High	Low
Fiscal Year 2010	Bid	Bid
First Quarter	$0.12	$0.08
Second Quarter	$0.10	$0.07
Third Quarter	$0.09	$0.05
Fourth Quarter	$0.27	$0.04

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

Holders

As of March 11, 2011, there were approximately 235 shareholders of record of our common stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for issuance under equity complensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	48,376,119	(1)	$0.23	131,621,494	(2)
Equity compensation plans not approved by security holders	3,201,943		0.56	-

Total	51,578,062		0.25	131,621,494

(1)
Awards for 2,492,000 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan I ("2004 Plan 1"), 1,301,161 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan II ("2004 Plan 2" and together with the 2004 Plan I, the "2004 ACT Plans"), and 49,495,484 options have been issued under the 2005 Stock Plan.

(2)	This number included 370,000 shares available under the 2004 Plan I, 230,000 shares available under the 2004 Plan II and 131,021,494 shares available under the 2005 Stock Plan.

Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Recent Sales of Unregistered Securities

During the year ended December 31, 2010, the Company issued 31,399,587 shares of its common stock in a cashless exercise of warrants.  These shares were eligible for sale under the Rule 144.

On February 11, 2011, the Company issued 7,413,000 shares of its common stock to Transition Holdings, Ltd. pursuant to a settlement agreement and mutual release between the Company and the investor.

On February 11, 2011, the Company issued 20,000,000 shares of its common stock to Gemini Master Fund, Ltd. pursuant to a settlement agreement and mutual release between the Company and the investor.

In connection with the foregoing, the Company relied upon the exemption from securities registration afforded by Rule 506 of Regulation D as promulgated by the United States Securities and Exchange Commission under the Securities Act of 1933, as amended (the “Securities Act”) and/or Section 4(2) of the Securities Act. No advertising or general solicitation was employed in offering the securities. The issuances were made to a limited number of persons, all of whom were accredited investors, and transfer of the securities was restricted in accordance with the requirements of the Securities Act of 1933.

Use of Proceeds from Registered Securities

Not Applicable.

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
				(restated)	(restated)
Revenue	$725,044	$1,415,979	$787,106	$647,349	$440,842

Net loss	(54,373,332)	(36,758,208)	(33,903,513)	(15,898,725)	(16,861,789)

Net loss per common share:
Basic	$(0.04)	$(0.07)	$(0.14)	$(0.26)	$(0.58)
Diluted	$(0.04)	$(0.07)	$(0.14)	$(0.26)	$(0.58)

	As of December 31,
	2010	2009	2008	2007	2006
				(restated)	(restated)
Total assets	$19,054,152	$5,088,008	$2,577,778	$8,607,045	$16,989,718

Long-term debt:
2005 Convertible debenture and embedded derivatives, net of discounts	$-	$-	$85,997	$1,276,871	$10,466,735
2006 Convertible debenture and embedded derivative, fair value	-	-	1,993,354	3,047,491	13,238,476
2007 Convertible debenture and embedded derivatives, fair value	-	-	7,706,344	3,482,542	-
2008 Convertible debenture and embedded derivatives, fair value	-	-	4,066,505	-	-
Convertible promissory notes and embedded derivatives, fair value	-	-	1,757,470	-	-
Amended and restated convertible debentures, net of discounts	-	7,605,107	-	-	-
Convertible promissory notes, net of discounts	2,780	744,417	-	-	-
2009 Convertible promissory notes, net of discounts	132,680	281,271	-	-	-
Total Long-term debt	$135,460	$8,630,795	$15,609,670	$7,806,904	$23,705,211

Redeemable preferred stock	$1,272,441	$908,195	$-	$-	$-

Cash dividends delcared per common share	$-	$-	$-	$-	$-

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

Fair Value Measurements — For certain financial instruments, including accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. The Company will provide the required disclosures beginning with the Company’s Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, we do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have an impact on our consolidated financial statements.

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2010 and 2009

	2010		2009

		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$725,044	100.0%	$1,415,979	100.0%

Cost of Revenue	216,600	29.9%	500,899	35.4%

Gross profit	508,444	70.1%	915,080	64.6%

Research and development expenses and
Grant reimbursements	7,461,426	1029.1%	3,394,700	239.7%

General and administrative expenses	15,506,191	2138.7%	3,439,085	242.9%

Change in estimate of accrued liabilities	(1,263,009)	-174.2%	-	0.0%

Loss on settlement of litigation	11,132,467	1535.4%	4,903,949	346.3%

Non-operating income (expense):	(22,044,701)	-3040.5%	(25,935,554)	-1831.6%

Net loss	$(54,373,332)	-7499.3%	$(36,758,208)	-2596.0%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the year ended December 31, 2010, was due to license agreements that were terminated in 2009 that were recognized in 2009 revenue. During 2009, we recognized approximately $382,000 in license fee revenue for licenses that were terminated in 2009. Further, we received $2,600,000 in license fees in 2009, and of that we recognized an additional $231,000 in license fee revenues during the year ended December 31, 2009. We expect that our collaboration efforts with CHA Biotech in the SCRMI joint venture will provide us valuable opportunities to develop and license our technologies.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  R&D expenditures increased from $3,531,540 in 2009 to $8,439,343 for 2010.  The increase in R&D expenditures during the 2010 as compared to 2009 because during 2010, the US Food and Drug Administration (“FDA”) cleared our Investigational New Drug (“IND”) application to immediately initiate a Phase I/II multicenter clinical trial using retinal cells derived from human embryonic stem cells (hESCs) to treat patients with Stargardt’s Macular Dystrophy (SMD), one of the most common forms of juvenile macular degeneration in the world. The decision removes the clinical hold that the FDA had placed on the trial. Stargardt’s Macular Dystrophy causes progressive vision loss, usually starting in children between 10 to 20 years of age. Eventually, blindness results from photoreceptor loss associated with degeneration in the pigmented layer of the retina, called the retinal pigment epithelium (RPE).

The Phase I/II trial will be a prospective, open-label study that is designed to determine the safety and tolerability of the RPE cells following sub-retinal transplantation to patients with advanced SMD. A total of twelve patients will be enrolled in the study at multiple clinical sites. The sites which are currently under consideration are the Jules Stein Eye Institute at UCLA (headed by Dr. Steven Schwartz); the Casey Eye Institute in Portland, Oregon (headed by Dr. Peter Francis of the Oregon Health Sciences University); the University of Massachusetts Memorial Medical Center in Worcester, Massachusetts (headed by Dr. Shalesh Kaushal, Chair of the Department of Ophthalmology); the UMDNJ – New Jersey Medical School in Newark, New Jersey (headed by Dr. Marco Zarbin, Chair, Institute of Ophthalmology and Visual Science); additional sites may be considered.

Further, in January 2011, the FDA cleared our IND application to treat Dry Age-Related Macular Degeneration (“AMD”) using retinal pigment epithelial (RPE) cells derived from human embryonic stem cells (hESCs).  ACT is now permitted to initiate a Phase I/II multicenter clinical trial to treat patients with Dry AMD, the most common form of macular degeneration in the world.  There are currently no treatments available for this prevalent disease of an aging global population.  Dry AMD, representing a substantial global market opportunity and afflicts between 10-15 million Americans.

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

General and Administrative Expenses

General and administrative expenses for 2010 compared to 2009 increased by $12,067,106 to $15,506,191 in 2010. This expense increase was primarily a result of shares of our stock issued to our Chief Executive Officer and directors, and stock options issued to employees, for a total increase in G&A salaries, bonuses and option compensation of $10.8 million.  Further, legal fees were higher in 2010 because we retained council to defend the Company in legal matters (see “Commitments and Contingencies” footnote to our accompanying consolidated financial statements, as well as the “Legal Proceedings” section filed in this Form 10-K).

Change in Estimate of Accrued Liabilities

We recognized income of $1,263,009 related to reversals in our estimates of accrued liabilities during the year ended December 31, 2010. This amount relates to prior accrued liabilities where our estimate was adjusted based on new information as it became available. This amount has been separately classified in operating expenses in the accompanying consolidated statement of operations.

Loss on Settlement of Litigation

In 2010, we settled a lawsuit with an investor, whereby the Company delivered to the investor 49,220,665 shares of its common stock. Further, on September 30, 2010, under the terms of a final settlement and mutual release with the same investor, we exchanged a new convertible debenture to the investor in exchange for the investor’s outstanding convertible debenture. The terms of the new convertible debenture are the same as the amended and restated debentures, except that the amounts under the debenture are due and payable on or before December 31, 2010 and June 30, 2011. Concurrently with the settlement and release, all common stock purchase warrants previously issued to the investor were cancelled (23,701,263 warrants in total) and the legal actions were dismissed. We recorded a loss on settlement in the amount of $3,132,300 during the year ended December 31, 2010 in its accompanying statement of operations.

On December 22, 2010, Optimus CGII, Ltd. (“Optimus”) purchased a claim previously brought against the Company in a civil action by Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”). In that action, ARE alleged that it was unable to relet the premises and therefore seeking rent for the vacated premises since September 2008. ARE also sought certain clean-up and storage expenses. On December 23, 2010, Optimus and the Company settled the claim in the amount of $8,000,167. During December 2010, we issued 55,688,368 shares of the Company’s common stock to Optimus in full settlement of this claim. Accordingly, we recognized loss on settlement in the amount of $8,000,167 in our accompanying consolidated statements of operations for the year ended December 31, 2010. This settlement ended all claims previously brought against the Company by ARE, and Optimus as bona fide claimant.

In 2009, we settled $505,199 in accounts payable through the issuance of 39,380,847 shares of our common stock. We recorded a loss on settlement of $4,793,949 in our accompanying statements of operations for the year ended December 31, 2009.

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

Other Income (Expense)

Other income (expense), net, for 2010 and 2009 was ($22,044,701) and ($25,935,554), respectively. The change of ($3,890,853) is primarily due to an increase of $2,626,586 in finance costs during 2010 and an increase in interest expense of $2,535,313. Adjustments to fair value of derivative liabilities during 2010 was ($6,209,898) compared to $23,103,668 in 2009. In periods when the share price increases, the derivative securities become more attractive to exercise or in-the-money, and therefore the value of the derivative liabilities increases. Additionally, in 2009, we recognized charges related to repricing derivative liabilities in the amount of ($30,316,708). These repricing charges were incurred in connection with the modification of our debt during 2009. We also recognized $8,200,984 in loss on extinguishment of convertible debentures and note, relating to the modification of our debt during 2009.

Interest expense including late fees was $11,726,120 and $9,190,807, for the years ended 2010 and 2009, respectively.  The increase in interest expense of $2,535,313 is due to the additional debt that was issued in 2010. Further, the interest expense in 2010 was greater than in 2009 because we amortized remaining debt discounts on the 2005-2008 debentures. These debentures were repaid in full by December 31, 2010.

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

Revenue

Revenues relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The increase in revenue during the year ended December 31, 2009, was due to more new licenses being granted as compared to the year ended December 31, 2008 as well as license agreements that were terminated in 2009 that were recognized in 2009 revenue. During 2009, we recognized approximately $382,000 in license fee revenue for licenses that were terminated in 2009. Further, we received $2,600,000 in license fees in 2009, and of that we recognized an additional $231,000 in license fee revenues during the year ended December 31, 2009 as compared with 2008. We expect that our collaboration efforts with CHA Biotech in the SCRMI joint venture will provide us valuable opportunities to develop and license our technologies.

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

Other Income (Expense)

Other income (expense), net, for 2009 and 2008 was ($25,935,554) and ($14,948,887), respectively. The change of ($10,986,667) is primarily due to the ($8,200,984) loss on extinguishment of convertible debentures and note plus the ($30,316,708) charges related to repricing derivative liabilities, offset by the decrease in the adjustments to fair value of derivatives of $23,103,668 also by interest expense of $10,86,498 as compared to $26,614,761 in 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	2010	2009	2008
Net cash used in operating activities	$(9,032,932)	$(5,142,778)	$(2,964,820)
Net cash used in investing activities	(219,998)	(7,538)	(174,514)
Net cash provided by financing activities	22,603,501	6,872,250	2,790,122
Net increase (decrease) in cash and cash equivalents	13,350,571	1,721,934	(349,212)
Cash and cash equivalents at the end of the period	$15,889,409	$2,538,838	$816,904

Cash used in operating activities changed from $5,142,778 in 2009 to $9,032,932 in 2010. The change arose from changes in net income after adjusting for non-cash items, as well as less cash received from license agreements during 2010. Cash used in operating activities in 2008 was $2,964,820. The increase in cash used in operating activities from 2008 to 2009 is primarily attributable to the decrease in accrued interest during 2009, offset by income after adjusting for non-cash items as well as differences in cash received from license agreements and changes in our accounts payable.

Cash used in investing activities was minimal in 2010, 2009 and 2008, and primarily consisted of purchases of property and equipment.

Cash generated by financing activities in 2010, 2009 and 2008 arose from proceeds from new convertible debt and preferred stock that we successfully raised. We also received $719,636 in 2010 upon exercises of warrants.

As of December 31, 2010, we have $15,889,409 in cash, under $1 million in debt, and $4,636,302 in working capital. During 2010, we received the following amounts:

•	$977,917 from a federal grant under the Patient Protection and Affordable Care Act of 2010 (“PPACA”);
•	$580,165 upon the sale of our Series A-1 preferred stock;
•	Approximately $9.5 million through the sale of 1,000 shares of our Series B preferred stock;
•	$4 million through the sale of our Series C preferred stock;
•	$5,880,000 through the sale of convertible notes; and
•	$1,685,000 upon the second close of our 2009 debenture.

We plan to fund our operations for the next twelve months primarily from the following financings:
•	As of December 31, 2010, $1,581,834 is available to us upon the sale of our Series A-1 preferred stock for a maximum placement commitment of $5 million.
•	As of December 31, 2010, $21 million is available to us upon the sale of our Series C preferred stock for a maximum placement commitment of $25 million.
•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

On a longer term basis, we have no expectation of generating any meaningful revenues from our product candidates for a substantial period of time and will rely on raising funds in capital transactions to finance our research and development programs.  Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting and enforcing patents, and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions.  If we are unable to raise additional funds, we will be forced to either scale back or business efforts or curtail our business activities entirely.  We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for at least twelve months from the date we file these financial statements, although certain of these activities and related personnel may need to be reduced.  We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all.  Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common stock.

Contractual Obligations

At December 31, 2010, our significant contractual obligations were as follows:
	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating lease obligations	156,816	312,906	241,309	-	711,031
Convertible debt	316,036	123,658	-	-	439,694
Total	$472,852	$436,564	$241,309	$-	$1,150,725

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2010, it would not have had a material effect on our results of operations or cash flows for that period.

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Advanced Cell Technology, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Advanced Cell Technology, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cell Technology, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Cell Technology, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2011 expressed an unqualified opinion on the effectiveness of Advanced Cell Technologies, Inc. and subsidiary’s internal control over financial reporting.

SingerLewak LLP

Los Angeles, California
March 16, 2011

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2010 AND 2009

	December 31,	December 31,
	2010	2009

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$15,889,409	$2,538,838
Deferred royalty fees, current portion	91,598	91,598
Prepaid expenses	-	9,054
Total current assets	15,981,007	2,639,490

Property and equipment, net	185,102	113,904
Deferred royalty fees, less current portion	295,089	386,689
Deposits	14,766	2,170
Deferred issuance costs, net of amortization of $4,152,812 and $3,535,245	2,578,188	1,945,755

TOTAL ASSETS	$19,054,152	$5,088,008

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,982,743	$6,172,881
Accrued expenses	4,971,304	2,031,032
Accrued settlement	3,205,856	-
Deferred revenue, current portion	506,418	805,926
Amended and restated convertible debentures, current portion, net of discounts of $0 and $585,088, respectively	-	7,605,107
Convertible promissory notes, current portion, net of discounts of $162,542 and $905,973, respectively	1,585	685,233
2009 Convertible promissory notes, current portion, net of discounts of $19,229 and $1,599,073, respectively	132,680	246,893
Embedded conversion option liabilities, current portion	537,249	6,772,200
Deferred joint venture obligations, current portion	6,870	56,602
Total current liabilities	11,344,705	24,375,874

Convertible promissory notes, less current portion, net of discounts of $122,463 and $1,150,300, respectively	1,195	59,184
2009 Convertible promissory notes, less current portion, net of disounts of $0 and $222,656, respectively	-	34,378
Embedded conversion option liabilities, less current portion	482,686	1,837,604
Warrant and option derivative liabilities	27,307,218	18,168,597
Deferred revenue, less current portion	2,298,997	5,780,389
Deferred joint venture obligations, less current portion	-	6,870
Total liabilities	41,434,801	50,262,896

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized,
113 and 92 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,349,657 and $1,044,305, respectively	1,272,441	908,195

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized,
1,000 and 0 shares issued and outstanding	1	-
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized,
400 and 0 shares issued and outstanding	-	-
Common stock, $0.001par value; 1,750,000,000 shares authorized,
1,439,826,362, and 663,649,294 shares issued and outstanding	1,439,826	663,649
Additional paid-in capital	166,033,976	79,829,080
Promissory notes receivable, net of discount of $3,322,630 and $0, respectively	(10,177,370)	-
Accumulated deficit	(180,949,523)	(126,575,812)
Total stockholders' deficit	(23,653,090)	(46,083,083)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,054,152	$5,088,008

 The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

Revenue (License fees and royalties)	$725,044	$1,415,979	$787,106
Cost of Revenue	216,600	500,899	765,769
Gross profit	508,444	915,080	21,337

Operating expenses:
Research and development	8,439,343	3,531,540	8,635,577
Grant reimbursements	(977,917)	(136,840)	(105,169)
General and administrative expenses	15,506,191	3,439,085	5,009,418
Change in estimate of accrued liabilities	(1,263,009)	-	-
Loss on settlement of litigation	11,132,467	4,903,949	5,436,137
Total operating expenses	32,837,075	11,737,734	18,975,963
Loss from operations	(32,328,631)	(10,822,654)	(18,954,626)

Non-operating income (expense):
Interest income	16,724	4,661	7,933
Interest expense and late fees	(11,726,120)	(9,190,807)	(26,614,761)
Finance cost	(4,332,277)	(1,705,691)	(806,079)
Adjustments to fair value of derivatives	(6,209,898)	23,103,668	13,082,247
Gain (loss) on disposal of fixed assets	9,500	-	(227,543)
Gain on forgiveness of debt	197,370	598,425	-
Loss on extinguishment of convertible debentures and note	-	(8,200,984)	-
Charges related to repricing derivative liabilities	-	(30,316,708)	-
Loss on warrant re-pricing	-	(83,680)	-
Losses attributable to equity method investment	-	(144,438)	(20,930)
Charges related to issuance of 2008 convertible debentures	-	-	(1,217,342)
Income related to repricing of 2006 and 2007 convertible debentures and warrants	-	-	847,588
Total non-operating income (expense)	(22,044,701)	(25,935,554)	(14,948,887)

Loss before income tax	(54,373,332)	(36,758,208)	(33,903,513)

Income tax	-	-	-
Net loss	$(54,373,332)	$(36,758,208)	$(33,903,513)

Weighted average shares outstanding :
Basic and diluted	1,218,190,921	521,343,094	245,279,135

Loss per share:
Basic and diluted	$(0.04)	$(0.07)	$(0.14)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

								Promissory
	Series B Preferred		Series C Preferred		Common		Additional	Notes		Total
	Stock		Stock		Stock		Paid-in	Receivable,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	net	Deficit	Deficit

Balance December 31, 2007 (Restated)	-	$-	-	$-	85,027,461	$85,027	$34,302,334	$-	$(55,914,091)	$(21,526,730)

Convertible debentures redemptions	-	-	-	-	65,463,111	65,463	5,390,989	-	-	5,456,452

Convertible debentures conversions	-	-	-	-	39,741,987	39,743	6,121,900	-	-	6,161,643

Issuance of stock for debenture financing costs	-	-	-	-	14,710,329	14,710	791,369	-	-	806,079

Option compensation charges	-	-	-	-	-	-	527,243	-	-	527,243

Adjustment to fair value of derivatives	-	-	-	-	-	-	78,367	-	-	78,367

Issuance in respect of anti-dilution provision of convertible debenture	-	-	-	-	70,503	71	15,510	-	-	15,581

Issuance of stock in payment of professional fees	-	-	-	-	1,002,291	1,002	212,847	-	-	213,849

Issuance of stock in settlement of accounts payable	-	-	-	-	220,735,436	220,735	5,818,877	-	-	6,039,612

Issuance of stock under stock incentive plan	-	-	-	-	1,497,263	1,497	140,936	-	-	142,433

Issuance of stock upon exercise of options	-	-	-	-	1,200,000	1,200	58,800	-	-	60,000

Net loss for the year ended December 31, 2008	-	-	-	-	-	-	-	-	(33,903,513)	(33,903,513)

Balance December 31, 2008	-	$-	-	$-	429,448,381	$429,448	$53,459,172	$-	$(89,817,604)	$(35,928,984)

Convertible debentures redemptions	-	-	-	-	63,009,884	63,010	5,965,243	-	-	6,028,253

Debt and preferred stock conversions	-	-	-	-	104,412,687	104,413	9,299,147	-	-	9,403,560

Option compensation charges	-	-	-	-	-	-	817,444	-	-	817,444

Issuance of stock in settlement of accounts payable	-	-	-	-	39,380,847	39,381	5,259,767	-	-	5,299,148

Issuance of stock in payment of debt issue costs for preferred stock credit facility	-	-	-	-	24,900,000	24,900	4,706,100	-	-	4,731,000

Issuance of common stock for legal services	-	-	-	-	375,000	375	37,875	-	-	38,250

Issuance of common stock on cashless warrant exercise	-	-	-	-	2,122,495	2,122	284,332	-	-	286,454

Net loss for the year ended December 31, 2009	-	-	-	-	-	-	-	-	(36,758,208)	(36,758,208)

Balance December 31, 2009	-	$-	-	$-	663,649,294	$663,649	$79,829,080	$-	$(126,575,812)	$(46,083,083)

Redemptions of convertible debentures	-	-	-	-	144,311,100	144,311	9,582,742	-	-	9,727,053

Conversions of convertible debentures	-	-	-	-	34,822,169	34,822	3,379,286	-	-	3,414,108

Conversions of Series A-1 preferred stock	-	-	-	-	6,206,961	6,207	614,489	-	-	620,696

Conversions of amended convertible promissory notes	-	-	-	-	211,916,152	211,916	9,545,273	-	-	9,757,189

Common stock issued on exercise of warrants	-	-	-	-	36,390,745	36,391	12,805,631	-	-	12,842,022

Common stock issued to executives for compensation	-	-	-	-	107,051,697	107,052	9,527,601	-	-	9,634,653

Common stock issued to directors for board compensation	-	-	-	-	16,773,597	16,774	1,543,439	-	-	1,560,213

Common stock issued for settlements	-	-	-	-	120,875,143	120,875	13,760,283	-	-	13,881,158

Issuance of stock for financing costs	-	-	-	-	1,959,142	1,959	396,552	-	-	398,511

Issuance of Series B preferred stock	1,000	1	-	-	-	-	9,999,999	-	-	10,000,000

Common stock issued upon exercise of Series B preferred stock warrants	-	-	-	-	95,870,362	95,870	9,884,893	(9,980,763)	-	-

Dividends on Series B preferred stock	-	-	-	-	-	-	196,986	-	(196,986)	-

Issuance of Series C preferred stock	-	-	400	-	-	-	4,000,000	-	-	4,000,000

Accretion of note receivable discount	-	-	-	-	-	-	-	(196,607)	196,607	-

Option compensation charges	-	-	-	-	-	-	967,722	-	-	967,722

Net loss for year ended December 31, 2010	-	-	-	-	-	-	-	-	(54,373,332)	(54,373,332)

Balance December 31, 2010	1,000	$1	400	$-	1,439,826,362	$1,439,826	$166,033,976	$(10,177,370)	$(180,949,523)	$(23,653,090)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

	2010	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,373,332)	$(36,758,208)	$(33,903,513)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	138,050	291,472	402,867
Amortization of deferred charges	91,600	363,399	702,018
Amortization of deferred revenue	(725,044)	(1,415,979)	(798,310)
Redeemable preferred stock dividend accrual	95,883	123,609	-
Stock based compensation	967,721	817,444	889,269
Amortization of deferred issuance costs	617,568	3,535,245	4,792,087
Amortization of discounts	12,443,112	4,134,693	17,871,392
Adjustments to fair value of derivatives	6,209,898	(23,103,668)	(13,082,247)
Shares of common stock issued for services	11,194,866	38,250	759,496
Shares of common stock issued for settlement	55,168	-	-
Non-cash financing costs	3,375,745	1,704,535	806,079
Loss on settlement of litigation	11,132,467	4,903,949	5,436,137
Gain on forgiveness of debt	(197,370)	(598,425)	-
(Gain) Loss on disposal of fixed assets	(9,500)	-	227,543
Amortization of deferred joint venture obligations	(56,602)	(86,574)	(15,322)
Loss on extinguishment of debt	-	8,200,984	-
Charges related to repricing derivative liabilities	-	30,316,708	-
Loss attributable to investment in joint venture	-	144,438	20,930
Repricing of 2006 and 2007 convertible debentures and warrants	-	83,680	(847,588)
Warrants issued for consulting services	-	130,663	155,281
Charges related to issuance of debt	-	-	1,232,923
Forfeiture of rent deposits	-	-	88,504
Write-off of uncollectible accounts receivable	-	-	30,782
(Increase) / decrease in assets:
Accounts receivable	-	261,504	(265,260)
Prepaid expenses	9,054	23,422	35,940
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	97,784	(2,915,249)	5,355,229
Accrued interest	-	1,311,330	3,722,198
Deferred revenue	150,000	3,350,000	3,418,745

Net cash used in operating activities	(8,782,932)	(5,142,778)	(2,964,820)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(207,402)	(5,368)	(174,514)
Payment of lease deposits	(12,596)	(2,170)	-

Net cash used in investing activities	(219,998)	(7,538)	(174,514)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	719,636	-	-
Proceeds from issuance of convertible debentures	1,685,000	-	2,182,432
Proceeds from convertible promissory notes	5,880,000	4,284,250	630,000
Proceeds from issuance of preferred stock	14,068,865	2,588,000	-
Payments on notes and leases	-	-	(18,650)
Payment for issuance costs on note payable	-	-	(3,660)

Net cash provided by financing activities	22,353,501	6,872,250	2,790,122

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,350,571	1,721,934	(349,212)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	2,538,838	816,904	1,166,116

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$15,889,409	$2,538,838	$816,904

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$5,353	$970	$1,549

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 144,311,100, 63,009,884 and 65,463,111 shares of common stock in redemption of debt	$9,727,053	$6,028,253	$5,456,452
Issuance of 246,738,321, 87,739,641 and 39,741,987 shares of common stock in conversion of debt	$13,171,297	$7,736,256	$6,161,643
Issuance of 6,206,961 and 16,673,046 shares of common stock in conversion of preferred stock	$620,696	$1,667,304	$-
Issuance of stock on cashless exercise of warrants	$12,118,685	$286,454	$-
Issuance of 120,267,220, 39,380,847 and 220,735,436 shares of common stock in settlement of litigation	$13,881,158	$5,299,148	$6,039,612
Issuance of 16,773,597 shares of common stock in payment of board fees	$1,560,213	$-	$-
Issuance of 107,051,697 shares of common stock in payment of board compensation	$9,634,653	$-	$-
Issuance of 1,959,142 shares of common stock in payment of financing costs	$398,511	$-	$-
Series B preferred stock dividend	$196,986	$-	$-
Interest of promissory notes receivable	$196,607	$-	$-
Issuance of 24,900,000 shares of common stock in payment convertible preferred stock issuance costs	$-	$4,731,000	$-
Issuance of 70,503 shares of common stock to settle an anti-dilution provision feature of
convertible debenture	$-	$-	$15,581
Issuance of 1,200,000 shares of common stock upon exercise of employee stock options	$-	$-	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

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

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2010 and December 31, 2009, the Company had deposits in excess of federally-insured limits totaling $15,399,150 and $2,028,195, respectively.

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

Deferred Issuance Costs — Consists of the following:

(a)
Payments, either in cash or share-based, made in connection with the sale of debentures which are amortized using the effective interest method over the lives of the related debentures. These deferred issuance costs are charged to financing costs when and if the related debt instrument is retired or converted early.  The weighted average amortization period for deferred debt issuance costs is 48 months.

(b)
Payments made to secure commitments under certain financing arrangements. These amounts are recognized in financing costs ratably over the period of the financing arrangements,and are recognized in financing costs immediately if the arrangement is cancelled, forfeited or the utility of the arrangement to the company is otherwise compromised.

(c)	Payments made to financial institutions and consulting firms in order to provide financing related services. These costs are being amortized over the terms of the related agreements.

Intangible and Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2010, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments — For certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Fair Value Measurements — The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

The Company uses Level 2 inputs for its valuation methodology for the warrant derivative liabilities and embedded conversion option liabilities as their fair values were determined by using the Black-Scholes option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives.

At December 31, 2010, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	December 31, 2010
	As of	Using Fair Value Hierarchy
Derivative Liabilities	December 31, 2010	Level 1	Level 2	Level 3
Warrant derivative liabilities	$27,307,218	$-	27,307,218	-
Embedded conversion option liabilities	1,019,935	-	1,019,935	-
	$28,327,153	$-	28,327,153	-

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

For the years ended December 31, 2010, 2009 and 2008, the Company recognized a gain (loss) of ($6,209,898), $23,103,668, and $13,082,247, respectively, for the changes in the valuation of derivative liabilities.

The Company did not identify any non-recurring assets and liabilities that were recorded at fair value during the periods presented.

Revenue Recognition and Deferred Revenue — The Company’s revenues are primarily generated from license and research agreements with collaborators. Licensing revenue is recognized on a straight-line basis over the shorter of the life of the license or the estimated economic life of the patents related to the license.

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

In some cases, the company is entitled to receive royalty payments from licensees.  In such cases, the company recognizes the royalties when they are earned and collectability of those royalty payments is reasonably assured.

In connection with its license agreements, the Company recorded $418,166, $553,448 and $302,239 in license fee revenue for the years ended December 31, 2010, 2009 and 2008, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at December 31, 2010 and 2009, respectively.

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

Share-Based Compensation —The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 48,376,119 options outstanding as of December 31, 2010.

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

Net Loss Per Share —Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

At December 31, 2010, 2009 and 2008, approximately 190,000,000, 395,000,000 and 270,000,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks — Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the years ended December 31, 2010, 2009 and 2008.

	Year Ended
	December 31,
	2010	2009	2008
Exeter Life Sciences, Inc.	17%	*	16%
START Licensing, Inc.	14%	*	13%
International Stem Cell Corporation	23%	10%	11%
Transition Holdings, Inc.	*	14%	*
CHA Biotech and SCRMI	18%	*	11%
Genzyme Transgenics Corporation	*	28%	17%
Terumo Corporation	*	*	25%

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

On March 5, 2010, the FASB issued ASU No. 2010-11 Derivatives and Hedging Topic 815 “Scope Exception Related to Embedded Credit Derivatives.” This ASU clarifies the guidance within the derivative literature that exempts certain credit related features from analysis as potential embedded derivatives requiring separate accounting. The ASU specifies that an embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to bifurcation from a host contract under ASC 815-15-25, “Derivatives and Hedging — Embedded Derivatives — Recognition.” All other embedded credit derivative features should be analyzed to determine whether their economic characteristics and risks are “clearly and closely related” to the economic characteristics and risks of the host contract and whether bifurcation is required. The ASU became effective for the Company on July 1, 2010. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

(Make sure that all significant new pronouncements are included here)

3.           SETTLEMENT AND CANCELATION OF LICENSE AGREEMENT

On December 18, 2008, the Company entered into a license agreement with Transition Holdings, Inc. for certain of the Company’s non-core technology. Under the agreement, the Company received $2,000,000, less wire fees, during 2008. The Company further received $1,500,000 in 2009. The Company had initially recorded the transactions as deferred revenue and was amortizing over its 17-year patent useful life. In December 2010, the company received notice that Transition Holdings, Inc. was disputing the nature of the arrangement (See Note 19), and subsequently entered into a settlement arrangement with Transition Holdings, Inc.   As a result of this settlement, the Company reclassified the unamortized license fee in the amount of $3,205,856 from deferred revenue to accrued settlement. Amounts of revenue recognized under the arrangement prior to the settlement were not material to the financial statements.

4.           INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and will receive another 7% interest upon fulfilling certain obligations under the agreement over a period of 3 years. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 60% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program. Effective May 1, 2010, the Company was no longer obligated to provide laboratory space to SCRMI, and the Company holds a 40% interest in the joint venture and CHA Bio & Diostech, Ltd. owns a 60% interest. The two partners to the joint venture are in negotiations on further funding of the joint venture, but there can be no assurances that an agreement will be reached. Any financial statement impact at this time is unclear should an agreement not be reached.

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $29,412, $29,412 and $2,450 in license fee revenue for the years ended December 31, 2010, 2009 and 2008, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $439,951 and $469,363 is included in deferred revenue in the accompanying consolidated balance sheets at December 31, 2010 and 2009, respectively.

ASC 323 “Investments-Equity Method and Joint Ventures” requires that the difference between the cost of an investment and the amount of underlying equity in net assets of an investee should be accounted for as if the investee were a consolidated subsidiary. The Company has calculated the difference between the cost of the investment and the amount of underlying equity in net assets of the joint venture to be $196,130, based on the Company’s initial cost basis in the investment of $246,130, less its 33.3% of the initial equity in net assets of the joint venture of $50,000.  The Company amortized the $196,130 over the term of the shorter of the equipment usage or lease term (through April 2010, or 17 months from December 1, 2008). The amortization was applied against the value of the Company’s investment. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was $0, $80,761 and $11,537, respectively.

The following table is a summary of key financial data for the joint venture as of and for the years ended December 31, 2010, 2009 and 2008 were as follows:

	2010	2009	2008
Current assets	$611,843	$737,760	$179,400
Noncurrent assets	$855,372	$501,744	$468,150
Current liabilities	$1,203,941	$863,436	$76,869
Noncurrent liabilities	$1,439,394	$488,297	$468,150
Net revenue	$76,672	$26,775	$2,450
Net loss	$(1,852,336)	$(1,526,851)	$(62,791)

5.           PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Machinery & equipment	$1,488,527	$1,470,306
Computer equipment	449,893	441,744
Office furniture	76,201	76,201
Leasehold improvements	281,383	127,197
Capital leases	51,235	51,235
Accumulated depreciation	(2,162,137)	(2,052,779)
Property and equipment, net	$185,102	$113,904

Depreciation expense for the years ended December 31, 2010, 2009 and 2008 amounted to $138,050, $291,472 and $402,867, respectively.

6.           AMENDED AND RESTATED CONVERTIBLE DEBENTURES

On July 29, 2009, the Company entered into a consent, amendment and exchange agreement (the “Consent and Amendment”) with holders (the “Holders”) of the Company’s outstanding convertible debentures and warrants to purchase shares of the Company’s common stock (the “Warrants”), which were issued in private placements to the 2005, 2006, 2007 and 2008 debentures.

Amendment and Forbearance to 2005, 2006, 2007 and 2008 Debentures
Pursuant to the Consent and Amendment, the Company agreed to issue to each Holder in exchange for such Holder’s Debenture an amended and restated Debenture (the “Amended and Restated Debentures”) in a principal amount equal to the principal amount of such Holder’s Debenture times 1.35 minus any interest paid thereon. The conversion price under the Amended and Restated Debentures was reduced to $0.10, subject to further adjustment as provided therein (including for stock splits, stock dividends, and certain subsequent equity sales). The maturity date under the Amended and Restated Debentures was extended until December 31, 2010. The Amended and Restated Debentures included interest at the rate of 12% per annum, which accreted to, and increased the principal amount payable upon maturity. The Amended and Restated Debentures amortized beginning on September 25, 2009 and then the first day of each month thereafter until maturity at a rate of 6.25% of the outstanding principal amount per month, valued at the lesser of the then conversion price and 90% of the average volume weighted average price for the ten prior trading days.

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

The Company agreed to amend its articles of incorporation to increase the number of authorized shares of Common Stock (the “Amendment”). The Company agreed to increase the number of shares available for issuance under the Company’s 2005 Stock Incentive Plan to 129,000,000 shares. The Holders agreed to waive certain defaults. Simultaneously with the execution of Consent and Amendment, and as a condition of the Consent and Amendment, the Company and the Holders entered into a Standstill and Forbearance Agreement (the “Forbearance Agreement”) and agreed to forbear from exercising their rights and remedies under the Debentures and the Transaction Documents, and the Company provided a general release in favor of the Holders.

The Company has considered the impact of ASC 470-50 “Debt-Modifications and Extinguishments” on the accounting treatment of the change in conversion price of the 2005, 2006, 2007 and 2008 convertible debentures. ASC 470-50 states that a transaction resulting in a significant change in the nature of a debt instrument should be accounted for as an extinguishment of debt. The difference between the reacquisition price and the net carrying amount of the extinguished debt should be recognized currently in income of the period of extinguishment. The Company has concluded that the issuance of the amended and restated debentures constitutes a substantial modification. During the year ended December 31, 2009, the Company recognized a loss on extinguishment of convertible debentures of $8,450,457 representing the difference between the fair value of the amended and restated convertible debentures and the carrying value of the original 2005, 2006, 2007 and 2008 convertible debentures. The fair value of the amended and restated convertible debentures at July 29, 2009 was $18,192,813, net of debt discounts of $2,011,065 that were amortized over the remaining life of the amended and restated convertible debentures. The following table summarizes the convertible debentures through December 31, 2009:

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

Interest expense from amortization of debt discounts for the years ended December 31, 2010, 2009 and 2008 was $585,091, $2,917,266 and $22,542,636, respectively. Default interest expense recognized for the years ended December 31, 2010, 2009 and 2008 was $0, $1,227,180, and $3,522,964, respectively.

Warrants:
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

The warrants were again valued at $21,230,788 at December 31, 2010 at fair value using the Black-Scholes model. The total increase (decrease) in the fair value of this warrant liability was $16,975,616 and ($5,195,108) during the years ended December 31, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at December 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 1.02%, and (4) expected life of 3.5 years.

Conversion Option:
The Company recorded the fair value of the embedded conversion option liability associated with the amended and restated convertible debentures. The fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $7,629,146 immediately prior to the July 29, 2009 modification. As of July 29, 2009, the convertible debentures were convertible at the option of the holders into a total of 101,213,921 shares, subject to anti-dilution and other customary adjustments. The decrease in fair value of $8,550,020 was recorded through the results of operations as an adjustment to fair value of derivatives during the year ended December 31, 2009.

The assumptions used in the Black-Scholes option pricing model at July 29, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 190%, (3) risk-free interest rate of 0.14% – 0.50%, and (4) expected life of 0.01 – 1.09 years.

These debentures were repaid in full at December 31, 2010.  As such, the embedded conversion option value was $0. The fair value of the embedded conversion option was $4,519,815 at December 31, 2009. A decrease in the fair value of the liability of $4,693,596 and $17,644,086 was recognized during the years ended December 31, 2010 and 2009, respectively. Additionally, $1,796,368 was recorded in charges related to repricing derivative liabilities of the 2008 convertible debenture during the year ended December 31, 2009, prior to the July 29, 2009 modification, as a result of a settlement with a debenture holder in February 2009 (See Note 12).

Additional Settlement and Release:
Further, on August 30, 2010, an investor was granted a preliminary injunction against the Company, whereby the Company delivered to the investor 49,220,665 shares of its common stock. Further, on September 30, 2010, under the terms of a final settlement and mutual release with the same investor, the Company exchanged a new convertible debenture to the investor in exchange for the investor’s outstanding convertible debenture. The terms of the new convertible debenture are the same as the amended and restated debentures, except that the amounts under the debenture are due and payable on or before December 31, 2010 and June 30, 2011, and the conversion and redemption prices are subject to a floor price of $0.06 per share. Concurrently with the settlement and release, all common stock purchase warrants previously issued to the investor were cancelled (23,701,263 warrants in total) and the legal actions were dismissed. The Company recorded a loss on settlement in the amount of $3,132,300 during the year ended December 31, 2010 in its accompanying statement of operations.

During 2010, the debenture holders converted debt valued at $1,321,109 and redeemed debt valued at $7,652,512 for 13,292,170 and 107,523,903 shares of the Company's common stock, respectively. During 2009, the debenture holders converted debt valued at $6,467,231 and redeemed debt valued at $6,028,253 for 74,677,933 and 63,009,884 shares of the Company's, respectively. As of December 31, 2010, these debentures are fully retired

7.           AMENDED CONVERTIBLE PROMISSORY NOTES

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

Terms of the Original Notes:
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

Impact of Modification:
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

During the year ended December 31, 2009, the Company recognized a gain on extinguishment of convertible debentures of $249,473 representing the difference between the fair value of the amended and restated convertible promissory notes and the carrying value of the original convertible promissory notes. The fair value of the amended convertible debentures at August 25, 2009 was $828,818, net of debt discounts of $29,968 that will be amortized over the remaining life of the amended and restated convertible debentures. The following table summarizes the convertible promissory notes:
December 31, 2008
Fair value convertible promissory notes, December 31, 2008	$1,757,470

Year ended December 31, 2009
Convertible promissory note conversions	$(1,269,026)
Additional procceds from convertible promissory notes	2,620,000
Change in fair value of embedded derivatives through August 15, 2009	(478,521)
Adjustment to bifurcate embedded derivatives upon adoption of ASC 815
on August 15, 2009	(558,949)
Accrued default interest on convertible promissory notes, December 31, 2008	194,420
Additional accrual of default interest through August 15, 2009	84,151
Accrued convertible promissory note interest through August 15, 2009	79,720
Gain on extinguishment on August 15, 2009	(249,473)
Debt discounts	2,409,199
Amortization of debt discounts	973,824

December 31, 2009 Balance, Amended convertible promissory notes	$5,562,815

Less: current portion	(685,233)
Non-current portion	$4,877,582

The Company has recorded the fair value of the embedded conversion option liability associated with the amended convertible promissory notes. The fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $558,949 immediately prior to the August 15, 2009 modification. As of August 15, 2009, the convertible promissory notes were convertible at the option of the holders into a total of 7,934,211 shares just prior to modification and into a total of 8,644,737 shares just after the modification, subject to anti-dilution and other customary adjustments. The decrease in fair value of $496,955 was recorded through the results of operations as an adjustment to fair value of derivatives during the year ended December 31, 2009.

The assumptions used in the Black-Scholes option pricing model at August 15, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.26%, and (4) expected life of 0.48 years. The Company also recognized $50,057 in charges related to repricing derivative liabilities in the accompanying consolidated statements of operations during the year ended December 31, 2009 for the adjustment related to the changes in the terms of the conversion option liabilities at August 25, 2009. These notes were fully repaid at December 31, 2010, so the fair value of the embedded conversion option was $0 at December 31, 2010. The Company recognized a decrease in the fair value of the liability of $7,688,402 and $603,062 during the years ended December 31, 2010 and 2009, respectively.

During the year ended December 31, 2009, the Company converted the entire amounts owed under Note A and Note B.

Amendment to Convertible Promissory Notes with JMJ Financial:
On October 1, 2009, October 29, 2009, October 29, 2009 and October 30, 2009, the Company entered into Addendums (“Notes B1-B4”) to Note B convertible promissory note, under the same terms and conditions as Note B. The following table summarizes the key terms of Notes B1-B4:

						Principal
			Initial			Outstanding
Note B	Effective	Maturity	Available	Principal	Interest	December 31,
Addendum	Date	Date	Consideration	Sum	Rate	2009
Note B1	10/1/2009	10/1/2012	$1,120,000	$1,320,000	18%	$1,320,000
Note B2	10/29/2009	10/29/2012	1,120,000	1,320,000	18%	330,000
Note B3	10/29/2009	10/29/2012	1,120,000	1,320,000	18%	117,857
Note B4	10/30/2009	1/19/2013	1,120,000	1,320,000	18%	117,857
			$4,480,000	$5,280,000		$1,885,714

The conversion rate of Notes B1-B2 is the lesser of (a) $0.38, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. The conversion rate of Notes B3-B4 is the lesser of (a) $0.25, or (b) 80% of the average of the three lowest trade prices in the 20 trading days prior to the conversion.

The Company has recorded the fair value of the embedded conversion option liability associated with the Note B Addendums. The initial fair value of the embedded conversion option was valued using the Black-Scholes model, resulting in a fair value of $2,065,370. The increase in fair value of $18,966 was recorded through the results of operations as an adjustment to fair value of derivatives during the year ended December 31, 2009. The assumptions used in the Black-Scholes option pricing model between October 9 and December 16, 2009 are as follows: (1) dividend yield of 0%; (2) expected volatility of 180 - 185%, (3) risk-free interest rate of 1.27 - 1.52%, and (4) expected life of 2.79 - 3.22 years. These notes were fully retired at December 31, 2010.

2010 JMJ Convertible Promissory Notes

During the year ended December 31, 2010, the Company also issued three additional convertible promissory notes to JMJ Financial, for a total of $3,000,000 available to receive in cash, for a principal sum of $3,850,000, which includes an original issue discount of $850,000. The notes bear a one-time interest charge of 10% on the principal sum. The holder may at its election convert all or part of these notes into shares of the Company's common stock at the conversion rate of the lesser of: (a) $0.10 per share, or (b) 85% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. During the year ended December 31, 2010, the Company received the entire $3,000,000 on these additional notes. Of the $3,850,000 borrowed, the Company converted $3,562,215 into 76,465,706 shares of common stock. The notes mature on March 30, 2013.

The initial fair value of the embedded conversion option liability associated with the funds received during the year ended December 31, 2010 was valued using the Black-Scholes model, resulting in an initial fair value of $5,944,408. The assumptions used in the Black-Scholes option pricing model at the dates the funds were received are as follows: (1) dividend yield of 0%; (2) expected volatility of 175-180%, (3) risk-free interest rate of 0.87 – 1.60%, and (4) expected life of 2.47 – 3.00 years.

The value of the conversion option liability underlying the 2010 notes at December 31, 2010 was $628,919. The Company recognized a gain from the decrease in the fair value of the conversion option liability in the amount of $3,254,094 during the year ended December 31, 2010, representing the change in fair value during the year.

The following table summarizes all JMJ Financial convertible promissory notes outstanding at December 31, 2010:

Convertible promissory notes, principal	$287,785
Debt discounts	(285,005)

Net convertible promissory notes	$2,780
Less current portion	(1,585)

Convertible promissory notes, long term	$1,195

As of December 31, 2010 and 2009, respectively, the convertible promissory notes were convertible at the option of the holders into a total of 2,877,850 and 38,898,466 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $628,919 and $2,471,729 at December 31, 2010 and 2009, respectively. The decrease in the fair value of this liability was $7,778,168 and $1,490,368 during the years ended December 31, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at December 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 0.61%, and (4) expected life of 2.25 years.

During 2010, the debenture holder converted debt valued at $9,757,190 for 211,916,152 shares of common stock. During 2009, the debenture holder converted debt valued at $1,269,024 for 14,167,962 shares of common stock.

The Company recorded finance costs in the amount of $2,669,408 and $465,370, respectively, in its accompanying consolidated statement of operations for the years ended December 31, 2010 and 2009, representing the excess of the fair value of the conversion option feature over the face value of the JMJ promissory notes.

Interest expense from amortization of debt discounts for the years ended December 31, 2010, 2009 and 2008 was $6,410,552, $1,220,220 and $157,235, respectively. Default interest expense recognized for the years ended December 31, 2010, 2009 and 2008 was $0, $84,151 and $194,420, respectively.

8.           2009 CONVERTIBLE PROMISSORY NOTES

On November 12, 2009, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain subscribers (the “Subscribers”). For the sale of certain original issue discount promissory notes (“Notes”). The Notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $0.10.

Pursuant to the Subscription Agreement, the Company also agreed to issue (i) one-and-one third Class A warrants (“Class A Warrants”) for each two shares of common stock underlying the Notes, to purchase shares of the Company’s common stock with a term of five years and an exercise price of $0.108, (ii) additional investment rights, exercisable until 9 months after the initial closing date of the Subscription Agreement (“Additional Investment Rights”), to purchase (a) original issue discount promissory notes (“AIR Notes”), with the same terms as the Notes, in the principal amount of up to the principal amount of the Notes to be purchased by the Subscribers, for a purchase price of up to the purchase price paid by the Subscribers for the Notes, with a conversion price of $0.10, and (b) one-and-one third Class B warrants (“Class B Warrants”) for each two shares of common stock underlying the AIR Notes, to purchase shares of the Company’s common stock (“First Close Warrants”).

The initial closing under the Subscription Agreement occurred on November 12, 2009, pursuant to which, the Company sold Notes (“First Close Notes”) in the principal amount of $1,662,000 for a purchase price of $1,385,000. In addition, on November 13, 2009, the Company sold Notes in the principal amount of $441,000 for a purchase price of $367,500 (including $67,500 previously owed to a subscriber for legal services). The closing that occurred on November 13, 2009 was deemed part of the initial closing, such that, pursuant to the initial closing under the Subscription Agreement, the Company sold Notes in the aggregate principal amount of $2,103,000 for an aggregate purchase price of $1,752,500.

On February 18, 2010, the Company completed the second closing, issuing additional debentures (“Second Close Debentures”), under the same terms of the initial closing, in the principal amount of up to $2,076,451 for a purchase price of $1,730,375 (including $45,375 previously owed to a subscriber for legal services). Pursuant to the initial closing under the Subscription Agreement, the Company also issued an aggregate of 13,808,400 Class A Warrants (“Second Close Warrants”).

The Company is be required to redeem the Notes monthly commencing in May 2010 under the first closing and September 2010 under the second closing, in the amount of 14.28% of the initial principal amount of the Notes, in cash or common stock at the Company’s option (subject to the conditions set forth in the Notes), until the Notes are paid in full. The maturity date of the 2009 convertible promissory notes, first close is November 12, 2010, and March 1, 2011 under the second close.

First Close Warrants:
Pursuant to the initial closing under the Subscription Agreement, the Company also issued an aggregate of (i) 13,984,950 Class A Warrants, and (ii) Additional Investment Rights for the purchase of up to (a) $4,206,000 principal amount of AIR Notes for a purchase price of up to $3,505,000 and (b) 28,040,000 Class B Warrants. As of December 31, 2010, the Additional Investment Right expired with no additional investment.

The term of the “First Close” warrants is five years and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $1,345,539 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at November 12 and 13, 2009 for all warrants issued in connection with these promissory notes are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 2.28%, and (4) expected life of 5.0 years.

Second Close Warrants:
The term of the “second close” 13,808,400 warrants is five years from the initial close and is subject to anti-dilution and other customary adjustments. The initial fair value of the warrants was estimated at $1,175,007 using the Black-Scholes pricing model. The assumptions used in the Black-Scholes option pricing model at February 18, 2010 for all warrants issued in connection with these promissory notes are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 0.34%, and (4) expected life of 4.73 years.

The warrants were valued at $4,096,346 at December 31, 2010 at fair value using the Black-Scholes model, representing a decrease in the fair value of the liability of $3,027,693 and $145,388 during the years ended December 31, 2010 and 2009, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at December 31, 2010 for all warrants issued in connection with these notes are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 1.02%, and (4) expected life of 3.87 years.

Conversion Options:
The Company has bifurcated and recorded the fair value of the embedded conversion option liability associated with the convertible promissory notes.

First Close Notes—the fair value of the embedded conversion option liability was valued using the Black-Scholes model, resulting in an initial fair value of $1,357,408 at November 12 and 13, 2009.

The assumptions used in the Black-Scholes option pricing model under the first close are as follows: (1) dividend yield of 0%; (2) expected volatility of 185%, (3) risk-free interest rate of 0.32%, and (4) expected life of 1.0 year. The assumptions used in the Black-Scholes option pricing model under the second close are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 0.34%, and (4) expected life 0.73 years.

At December 31, 2010 and 2009 respectively, the conversion option is exercisable for a total of 1,519,080 and 21,030,000 shares of common stock at a conversion price of $0.10 per share, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option liability was $178,569 and $1,092,273 at December 31, 2010 and 2009, respectively.

The assumptions used in the Black-Scholes option pricing model at December 31, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 0.12%, and (4) expected life of 0.16 years. The change in fair value of the embedded conversion option of $1,914,845 and $265,135 was recorded through the results of operations as an adjustment to the fair value of derivatives for the years ended December 31, 2010 and 2009, respectively.

Second Close Debentures—the fair value of the embedded conversion option liability was valued using the Black-Scholes model, resulting in an initial fair value of $1,001,140 at February 18, 2010. The convertible debenture is convertible at the option of the holders into a total of 20,764,510 shares of common stock at a conversion price of $0.10 per share, subject to anti-dilution and other customary adjustments.

The assumptions used in the Black-Scholes option pricing model at February 18, 2010 are as follows: (1) dividend yield of 0%; (2) expected volatility of 180%, (3) risk-free interest rate of 0.34%, and (4) expected life of 0.73 years.

Interest expense for the years ended December 31, 2010 and 2009 was $3,878,952 and $281,272, respectively. The Company recorded finance costs in the amount of $468,272 and $950,448 in its accompanying consolidated statement of operations for the years ended December 31, 2010 and 2009, respectively, representing the excess of the fair value of the conversion option feature over the face value of the convertible promissory notes.

The following table summarizes the 2009 convertible promissory notes outstanding at December 31, 2010:

Convertible promissory notes, principal	$151,908
Debt discounts	(19,228)

Net convertible promissory notes	$132,680
Less current portion	(132,680)

Convertible promissory notes, long term	$-

During 2010, the debenture holders converted debt valued at $1,953,000 and redeemed debt valued at $2,074,543 for 19,529,999 and 36,787,197 shares of the Company's common stock, respectively.

9.           SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 3, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the terms of the agreement, the Company may draw down funds, as needed, from the investor through the issuance of Series A-1 redeemable convertible preferred stock, par value $.001, at a basis of 1 share of Series A-1 redeemable convertible preferred stock for every $10,000 invested. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial drawdown date, and was convertible into common stock at $0.75 per share at the option of the holder.

However, in the event the closing price of the common stock during the 5 trading days following the notice to convert falls below 75% of the average of the closing bid price in the 5 trading days prior to the closing date, the investor may, at its option, and without penalty, decline to purchase the applicable put shares on the closing date.

The Company is required to keep available out of its authorized but unissued shares of common stock, such number of shares sufficient to effect a conversion of all then outstanding shares of the Series A-1 redeemable convertible preferred stock.

The Series A-1 redeemable convertible preferred stock has been classified within the mezzanine section between liabilities and equity in the consolidated balance sheets because it is considered conditionally redeemable.   The embedded conversion option has been recorded as a derivative liability (See Section entitled “Conversion Option” in this footnote below) in the Company’s consolidated balance sheets, and changes in the fair value each reporting period are reported in adjustments to fair value of derivatives in the consolidated statements of operations.

During the year ended December 31, 2009, the Company drew down $2,588,000 on this facility. The outstanding balance at December 31, 2010 of $1,130,165 is convertible into 1,506,887 shares of the Company’s common stock.  The Company values the conversion option initially when each draw takes place (see section entitles “Conversion Option” in this footnote below).

The following table summarizes the Series A-1 redeemable convertible preferred stock and embedded derivative outstanding at December 31, 2010 and 2009:

	December 31,	December 31,
	2010	2009
Principal due	$1,130,165	$920,696
Accrued dividend	219,492	123,609
Debt discount	(77,216)	(136,110)
	1,272,441	908,195

Less current portion	-	-

Non-current portion	$1,272,441	$908,195

Aggregate liquidation value*	$1,349,657	$1,044,305

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $219,492 and $123,609 for the years ended December 31, 2010 and 2009, respectively.

Redemption Rights
Upon the earlier of (i) the fourth anniversary of the issuance date, or (ii) the occurrence of a major transaction, each holder shall have the right to require the Company to redeem all or a portion of such holder’s share of Series A-1 preferred stock, at a price per share equal to the Series A-1 liquidation value. The Company has the option to pay the redemption price in cash or in shares of its common stock. The Company shall have the right to redeem all or a portion of the shares of Series A-1 redeemable preferred stock, at any time at a price per share of Series A-1 redeemable preferred stock equal to 100% of the Series A-1 liquidation value.

Termination and Liquidation Rights
The Company may terminate this agreement and its right to initiate future draw-downs by providing 30 days advanced written notice to the investor, subject to certain limitations.

Upon any liquidation, dissolution or winding up of the Company, the holders of the Series A-1 redeemable convertible preferred stock shall first be entitled to be paid out of the assets of the Company available for distribution (subject to certain limitations) to its stockholders an amount with respect to each share of Series A-1 redeemable convertible preferred stock equal to $10,000, plus any accrued by unpaid dividends.

Conversion Option:
The embedded conversion option was valued at $212,447 and $525,986 at December 31, 2010 and 2009, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $392,400 and $2,094,924 for the years ended December 31, 2010 and 2009, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives.

The assumptions used in the Black-Scholes model to value the embedded conversion option at each draw date were as follows: (1) dividend yield of 0%; (2) expected volatility of 180 - 190%, (3) risk-free interest rate of 1.70 - 2.86%, and (4) expected life of 3.27 - 4.00 years.

The assumptions used in the Black-Scholes model to value the embedded conversion option at December 31, 2010 were as follows: (1) dividend yield of 0%; (2) expected volatility of 175%, (3) risk-free interest rate of 0.61%, and (4) expected life of 2.27 years.

Commitment fee and expenses--For providing investor relations services in connection with the Series A-1 redeemable convertible preferred stock credit facility, the Company issued a consultant 24,900,000 shares of its common stock on February 9, 2009. The Company valued the issuance of these shares at $4,731,000 based on a closing price of $0.19 on February 9, 2009 and recorded the value of the shares as deferred financing costs on the date they were issued. Beginning on the date of the first draw-down on April 6, 2009 (the loan maturity date is 4 years after the initial draw-down), the Company amortizes these fees over the term of the Series A-1 redeemable convertible preferred stock facility which represents the implied term of the investor relations contract.

The Company also incurred a non-refundable commitment fee to the holder of this convertible preferred stock facility in the amount of $250,000. The initial fee went into delinquency and was modified on October 19, 2009 (See Modification section in this footnote below).

Beginning on the date of the first draw-down on April 6, 2009 (the loan maturity date is 4 years after the initial draw-down), the Company amortizes the deferred issuance costs ratably over the term of the Series A-1 redeemable convertible preferred stock facility.

Interest expense from amortization of the debt discount and deferred costs for the years ended December 31, 2010 and 2009 was $137,753 and $3,778,850, respectively.

Modification of Series A-1 Convertible Redeemable Preferred Stock:
On  October 19, 2009, the Company entered into two letter agreements with Volation, pursuant to which (i) the Company reduced the conversion price of its existing outstanding Series A-1 convertible preferred stock issued to Volation to $0.10 per share resulting in 22,880,000 shares of Common Stock upon conversion, (ii) the Company issued Volation 2,500,000 shares of its Common Stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in  non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between the Company and Volation. The commitment fee was paid during the year ended December 31, 2010 by reducing the proceeds paid by the Series A-1 Preferred Stock investors by the amount of the commitment fee.

In connection with the modification, the Company calculated the fair value of the conversion option for the preferred stock immediately prior to and after the change in the conversion price. The change in fair value of the conversion option on the preferred stock was $2,241,197, which the Company recorded to charges related to repricing derivative liabilities during the year ended December 31, 2009.

During 2010, the Company issued 6,206,961 shares of common stock for the conversion of $620,696 of Series A-1 redeemable convertible preferred stock.

10.           SERIES B PREFERRED STOCK

On November 2, 2009 (“Effective Date”), the Company entered into a preferred stock purchase agreement with Optimus Life Sciences Capital Partners, LLC (“Investor” or “Optimus”). Pursuant to the purchase agreement, the Company agreed to sell, and the Investor agreed to purchase, in one or more purchases from time to time  in the Company’s sole discretion, (i) up to 1,000 shares of Series B preferred stock at a purchase price of $10,000 per share, for an aggregate purchase price of up to $10,000,000, and (ii) five-year warrants to purchase shares of the Company’s common stock  with an aggregate exercise price equal to 135% of the purchase price paid by the Investor, at an exercise price per share as follows:

•
On the sixth (6th) Trading Day following the Tranche Notice Date, the Exercise Price of the Optimus Warrant shall be adjusted  to equal the value weighted average price ("VWAP") for the 5 trading days beginning on and including the Tranche Notice Date (as so adjusted, the “Adjusted Exercise Price”); and

•
If the Adjusted Exercise Price results in additional Warrant Shares being issuable to the Holder, such additional shares shall be delivered to the Holder within one Trading Day following the Adjustment Date.  If the Adjusted Exercise Price results in less Warrant Shares being issuable to the Holder, the excess Warrant Shares shall be returned by the Holder to the Company within one Trading Day following on the Adjustment Date.

The Warrants were be issued in replacement of a five-year warrant to purchase 119,469,027 shares of common stock with an exercise price per share of $0.113 the Company issued on the Effective Date.

The Company agreed to pay to the Investor a commitment fee of $500,000, at the earlier of the closing of the first Tranche or the six month anniversary of the effective date, payable at the Company’s election in cash or common stock valued at 90% of the volume weighted average price of the Company’s common stock on the five trading days preceding the payment date. The $500,000 commitment fee was outstanding and was recorded in accrued expenses in the Company’s consolidated balance sheet at December 31, 2009. During 2010, the Company issued 50 shares of preferred stock as payment for the commitment fee.

During the year ended December 31, 2010, the Company delivered tranche notices to Optimus Life Sciences Capital Partners, LLC for delivery of a total of 1,000 shares under the Series B preferred stock for funding in the amount of $10,000,000 ($9,485,000 in cash proceeds, $500,000 of commitment fee applied, and $15,000 in legal fees).

During the year ended December 31, 2010, in connection with the funding, the Company issued 95,870,362 shares of its common stock upon exercise of the same number of warrants, which were granted simultaneously with the Company’s tranche notices. The Company received secured promissory notes in the amount of $13,500,000 to settle the warrant exercise during the year ended December 31, 2010.

Dividends
Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date. Accrued dividends will be payable upon redemption of the Series B preferred stock.  Accrued dividends were $196,986 at December 31, 2010.

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

Liquidation Rights
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

If the Company determines to liquidate, dissolve or wind-up its business, it must redeem the Series B preferred stock at the prices set forth above. Upon any liquidation, dissolution or winding up of the Company the Holders of Series B preferred stock shall be first entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series B preferred stock equal to $10,000, plus any accrued and unpaid dividends.

The Company has classified the Series B redeemable preferred stock in the equity section in its consolidated balance sheets.

Related Secured Promissory Notes Receivable:
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

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at December 31, 2010.

The value of the secured promissory notes in the accompanying consolidated balance sheets was $10,177,370, net of discounts of $3,322,630 at December 31, 2010, reflecting a face value of $13,500,000. The Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $3,519,238 during the year ended December 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes.

During the year ended December 31, 2010, the Company accreted interest on the promissory note in the amount of $196,607, which was recorded in retained earnings during the period then ended. The Company recorded $196,986 in dividends on its Series B preferred stock during the year ended December 31, 2010.

As of December 31, 2010 and 2009, 1,000 and 0 shares of Series B preferred stock were outstanding, respectively.

11.           SERIES C PREFERRED STOCK

On December 30, 2010, the Company entered into a securities purchase agreement with Socius CG II, Ltd., a Bermuda exempted company (“Socius”).  Pursuant to the purchase agreement, the Company agreed to sell, and Socius agreed to purchase, in one or more purchases from time to time (“tranches”) in the Company’s sole discretion (subject to the conditions set forth therein), (i) up to 2,500 shares of Series C Preferred Stock (the “Preferred Shares”) at a purchase price of $10,000 per share, for an aggregate purchase price of up to $25,000,000, and (ii) two-year warrants that would obligate Socius to purchase shares of the Company’s common stock  with an aggregate exercise price equal to 20% of the purchase price paid by Socius, at an exercise price per share equal to the closing bid price of the Company’s common stock on the date the Company provides notice of such tranche. On each date that the Company delivers a tranche notice to Socius, Socius shall become obligated, pursuant to a right automatically vesting on such tranche notice date, to purchase that number of shares of common stock (“Additional Investment Shares”) equal in dollar amount to 100% of the tranche amount set forth in the tranche notice at a price per share equal to the closing bid price on the tranche notice date. The purchase of such Additional Investment Shares must occur no later than sixty (60) calendar days following the tranche notice date.

Pursuant to the Purchase Agreement, on December 31, 2010, the Investor purchased 400 Preferred Shares and the Company received gross proceeds of $4,000,000. The warrants and common stock underlying this tranche are not exercisable or issuable, respectively, until the date a registration statement for the resale of all shares of common stock issuable pursuant to the purchase agreement is declared effective.

On December 30, 2010, in accordance with the purchase agreement, the Company filed a certificate of designations for the Series C preferred stock with the Secretary of State of the state of Delaware. As previously reported, pursuant to the Certificate of Designations, the preferred shares shall, with respect to dividend, rights upon liquidation, winding-up or dissolution, rank: (i) senior to the Company’s common stock, and any other class or series of preferred stock of the Company (collectively, with any warrants, rights, calls or options exercisable for or convertible into such preferred stock, the “Junior Securities”); provided, however, the Series A-1 convertible preferred stock and Series B preferred stock (together, the “Senior Securities”) shall rank senior in right of redemption, liquidation, and dividends; and (ii) junior to all existing and future indebtedness of the Company.

Dividends
Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date. Accrued dividends will be payable upon redemption of the Series C preferred stock.

Redemption Rights
Upon or after the fourth anniversary of the initial issuance date, the Company will have the right, at the Company’s option, to redeem all or a portion of the shares of the Series C preferred stock, at a price per shares equal to 100% of the Series C liquidation value. The preferred stock may be redeemed at the Company’s option, commencing 4 years from the issuance date at a price per share of (a)  $10,000 per share plus accrued but unpaid dividends (the “Series C Liquidation Value”), or, at a price per share of : (x) 136% of the Series C Liquidation Value if redeemed prior to the first anniversary of the initial issuance date, (y) 127% of the Series C Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series C Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.

Termination and Liquidation Rights
If the Company determines to liquidate, dissolve or wind-up its business, it must redeem the Series C preferred stock at the prices set forth above. Upon any liquidation, dissolution or winding up of the Company, the Holders of Series C preferred stock shall be first entitled to be paid out of the assets of the Company available for distribution to its stockholders an amount with respect to each share of Series C preferred stock equal to $10,000, plus any accrued and unpaid dividends.

The Company has classified the Series C redeemable preferred stock in the equity section in its consolidated balance sheets.

12.           WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price	Life (in years)	(000)
Outstanding, December 31, 2007	104,700,522	$0.29	3.55	$495
Granted	31,870,465	0.15
Exercised	-	-
Forfeited/Canceled	(7,173,036)	$0.25
Outstanding, December 31, 2008	129,397,951	$0.26	3.23	$-
Granted	95,620,697	0.10
Exercised	(3,019,527)	0.17
Forfeited/Canceled	(3,373,333)	$1.47
Outstanding, December 31, 2009	218,625,788	$0.13	4.35	$49
Granted	110,678,762	0.14
Exercised	(188,874,727)	0.13
Forfeited/Canceled	(5,498,581)	-
Outstanding, December 31, 2010	134,931,242	$0.12	3.54	$14,347

Vested and expected to vest	134,931,242	$0.12	3.54	$14,347
at December 31, 2010

Exercisable, December 31, 2010	134,931,242	$0.12	3.54	$14,347

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at December 31, 2010:

	Warrants Outstanding			Warrants Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	1,026,000	2.00	$0.05	1,026,000	$0.05
0.10 - 0.11	130,445,439	3.56	0.09	130,445,439	0.09
0.38 - 0.40	2,580,636	4.26	0.39	2,580,636	0.39
0.85 - 0.96	486,250	0.39	0.92	486,250	0.92
2.20	72,917	0.63	2.20	72,917	2.20
2.48 - 2.54	320,000	0.30	2.54	320,000	2.54
	134,931,242			134,931,242

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

During the year ended December 31, 2010, the Company issued 95,870,362 warrants to Optimus in connection with its Series B preferred stock, which warrants were simultaneously exercised. See Note 10.

During the year ended December 31, 2010, the Company received $719,636 upon exercise of warrants into 6,663,300 shares of common stock.

13.                             STOCKHOLDERS’ EQUITY TRANSACTIONS

The Company is authorized to issue two classes of capital stock to be designated respectively, preferred stock and common stock. The total number of shares of preferred stock the Company is authorized to issue is 50,000,000, par value $0.001 per share. On September 10, 2009, upon approval by a vote of the Company’s stockholders, the Company increased its authorized shares of common stock, par value $0.001 from 500,000,000 to 1,750,000,000 shares, effective immediately. The total number of shares of common stock the Company is authorized to issue is 1,750,000,000, par value $0.001 per share. The Company had 113 and 92 shares of Series A-1 preferred Stock outstanding as of December 31, 2010 and 2009, respectively. The Company had 1,000 and zero shares of Series B preferred stock outstanding as of December 31, 2010 and 2009, respectively. The Company had 1,439,826,362 and 663,649,294 shares of common stock outstanding as of December 31, 2010 and 2009, respectively.

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

Between September 29, 2008 and January 20, 2009, certain vendors who had previously provided professional and other services to the Company, assigned invoices for services it asserted it rendered to us in the aggregate amount of $1,108,673 to Outboard Investments, Ltd. (“Outboard Investments”), Ice Capital Holdings, Ltd. (“Ice Capital Holdings”), Tuxedo Holdings, Ltd. (“Tuxedo Holdings”) and Galleon Investments, Ltd. (“Galleon Investments”). Between the aforementioned dates, Outboard Investments, Ice Capital Holdings, Tuxedo Holdings and Galleon Investments filed actions against us in the Circuit Court of the Twelfth Judicial Circuit, Sarasota County, Florida. In the actions, these entities asserted that the Company failed to pay the $1,108,673 in principal plus interest due on the original invoices. After negotiations between the Company and Outboard Investments, Ice Capital Holdings, Tuxedo Holdings and Galleon Investments, between September 29, 2008 and January 20, 2009, the Company entered into settlement agreements with each of the above parties pursuant to which the Company agreed to issue Outboard Investments, Ice Capital,Holdings, Tuxedo Holdings and Galleon Investments an aggregate of 260,116,283 shares of the Company’s common stock in exchange for satisfaction of all claims totaling $1,108,673.

The following is a summary of invoices settled plus interest, shares of common stock issued in settlement and loss on settlements:

Year ended December 31, 2008
	Invoices plus	Shares of	Loss
	Interest	Common stock	Recognized*
Outboard Investments	$82,316	16,463,302	$740,848
Ice Capital Holdings	269,759	102,236,813	2,339,443
Tuxedo Holdings	251,399	102,035,321	2,355,846
	$603,474	220,735,436	$5,436,137

Year ended December 31, 2009
	Invoices plus	Shares of	Loss
	Interest	Common stock	Recognized*
Ice Capital Holdings	$209,721	26,533,978	$2,006,178
Galleon Investments	295,478	12,846,869	2,787,771
	$505,199	39,380,847	$4,793,949

Total	$1,108,673	260,116,283	$10,230,086

*The losses were calculated as the difference between the amount of accounts payable relieved and the value of the shares (based on the closing share price on the settlement date) that were issued to repay the accounts payable.

The Court held fairness hearings to review the proposed settlement agreements.  After the hearings, the Court issued orders approving the settlement agreements and finding that, assuming the satisfaction of all the other applicable securities laws and regulations, the issuance of the shares to Outboard was exempt from registration under the Securities Act of 1933, as amended. Other than the claims for payment and the settlement agreements, the Company has not had and does not have any relationship with Outboard Investments, Ice Capital Holdings, Tuxedo Holdings or Galleon Investments nor has the Company entered into any other transactions with them either prior to or after the claim and settlement agreement.

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

The Company calculated the fair value of the conversion option for the 2007 and April 2008 debentures immediately prior to and after the change in the conversion price, and evaluated the impact of the change in conversion price. The Company recorded the amount of $1,796,368 during the year ended December 31, 2009 in charges related to repricing derivative liabilities as a result of this modification, representing the change in the fair value of the conversion option liability.

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

During the years ended December 31, 2010 and 2009, the Company issued 38,062,887 and 2,122,495 shares of its common stock, respectively, upon exercise of warrants.

During the year ended December 31, 2010, the Company issued a total of 107,051,697 shares of its common stock to its previous chief executive officer and chief scientific officer. Further, the Company is to issue an additional 12,421,101 shares of its common stock to the same officers. The Company recorded $10,752,552 in officer compensation expense during the year ended December 31, 2010 for the value of these shares.

During the year ended December 31, 2010, the Company issued a total of 16,773,597 shares of its common stock to its directors as compensation for services provided as directors. The Company recorded $1,560,213 in board compensation expense for the value of these shares in its consolidated statements of operations for the year ended December 31, 2010.

On February 19, 2010, the Company issued 250,000 shares of its common stock in connection with its Series A-1 financing issue costs described in Note 9.

During the year ended December 31, 2010, the Company issued a total of 95,870,362 shares of common stock upon exercise of warrants issued in connection with its Series B preferred stock. During the same period, the Company received promissory notes in the amount of $13,500,000 from Optimus, in consideration for warrants issued to Optimus. The promissory notes have been included as a separate component of stockholders’ deficit at December 31. See Note 10.

In connection with the preliminary injunction discussed in Note 6, the Company delivered to the investor 49,220,665 shares of its common stock.

On December 22, 2010, Optimus CGII, Ltd. (“Optimus”) purchased a claim previously brought against the Company in a civil action by Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”). In that action, ARE alleged that it was unable to relet the premises and therefore seeking rent for the vacated premises since September 2008. ARE also sought certain clean-up and storage expenses. On December 23, 2010, Optimus and the Company settled the claim in the amount of $8,000,167. During December 2010, the Company issued 55,688,368 shares of its common stock to Optimus in full settlement of this claim. Accordingly, the Company recognized loss on settlement in the amount of $8,000,167 in its accompanying consolidated statements of operations for the year ended December 31, 2010. This settlement ended all claims previously brought against the Company by ARE, and Optimus as bona fide claimant.

On December 20, 2010, Optimus purchased a claim previously brought to the Company in connection with indebtedness to Ropes and Gray LLP for legal services performed between May 2007 and January 2010. On December 21, 2010, Optimus and the Company settled the claim in the full amount of indebtedness, including legal fees, for $2,486,256. During December 2010, the Company issued 17,146,254 shares of its common stock to Optimus in full settlement of this claim. The legal services received from Ropes and Gray LLP had been accrued during the years 2007-2010, in the periods in which these expenses were incurred. The amount due to Ropes and Gray for their services was $2,386,278, and the Company recognized the additional $99,978 as legal expenses during the year ended December 31, 2010. This settlement ended all claims previously brought to the Company by Ropes and Gray LLP, and Optimus as bona fide claimant.

In December 2010, the Company settled a claim brought against it by Optimus related to the Company’s inability to previously issue shares of its common stock under the Series B preferred stock warrants. The Company and Optimus settled on the issuance of shares of the Company’s common stock to Optimus worth $654,000, which was recognized in financing costs in the Company’s consolidated statements of operations during the year ended December 31, 2010. The Company is required to issue 3,222,786 to Optimus to settle this claim in full.

During 2010 and 2009, the Company issued 6,206,961 and 16,673,046 shares of its common stock, respectively, in conversion of its Series A-1 preferred stock.

During the year ended December 31, 2010, the Company issued 711,933 shares of its common stock in settlement of accounts payable in the amount of $55,168.

14.                             STOCK-BASED COMPENSATION

Stock Plans

The following table summarizes the Company's stock incentive plans as of December 31, 2010:

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant
2004 Stock Plan	2,492,000	820,000	370,000
2004 Stock Plan II	1,301,161	1,071,161	230,000
2005 Plan	49,495,484	46,484,958	131,021,494
	53,288,645	48,376,119	131,621,494

On September 10, 2009, upon approval by a vote of the Company’s stockholders, the Company increased the number of shares of common stock issuable under the 2005 Plan to a total of 145,837,250 shares, issuable as options or shares of common stock.

Stock Option Activity

A summary of option activity for the years ended December 31, 2010, 2009 and 2008 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, December 31, 2007	11,978,861	$0.78	7.16	$255
Granted	11,875,734	0.21
Exercised	(1,200,000)	0.05
Forfeited/canceled	(8,169,015)	0.53
Outstanding, December 31, 2008	14,485,580	$0.51	7.71	$-
Granted	14,501,273	0.10
Exercised	-	-
Forfeited/canceled	(500,734)	0.51
Outstanding, December 31, 2009	28,486,119	$0.32	8.09	$33
Granted	19,890,000	0.11
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2010	48,376,119	$0.23	7.56	$3,825

Vested and expected to vest
at December 31, 2010	46,177,161	0.24	7.48	3,619

Exercisable, December 31, 2010	31,461,060	0.29	6.69	1,762

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

A summary of the status of unvested employee stock options as of December 31, 2010 and changes during the periods ended December 31, 2010, 2009 and 2008, is presented below:

		Weighted
		Average
		Grant Date
		Fair Value
	Shares	Per Share
Unvested at December 31, 2007	783,814	$0.46
Granted	10,735,621	0.21
Vested	(2,372,518)	0.39
Forfeited	(4,377,758)	0.26
Unvested at December 31, 2008	4,769,159	$0.23
Granted	14,501,273	0.10
Vested	(9,011,977)	0.13
Forfeited	-	-
Unvested at December 31, 2009	10,258,455	$0.13
Granted	19,890,000	0.10
Vested	(13,233,396)	0.11
Forfeited	-	-
Unvested at December 31, 2010	16,915,059	$0.12

As of December 31, 2010, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $1,675,000, which is expected to be recognized over a weighted average period of approximately 9.43 years.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2010.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	of Shares	Life (Years)	Price	of Shares	Price
$0.05	820,000	3.62	$0.05	820,000	$0.05
0.09	12,390,000	9.10	0.09	2,710,314	0.09
0.10 - 0.14	22,001,273	5.86	0.07	16,272,106	0.10
0.21	5,811,669	6.86	0.21	4,305,462	0.21
0.25 - 0.76	1,071,161	4.00	0.25	1,071,161	0.25
0.85	5,604,099	4.09	0.85	5,604,100	0.85
1.35 - 2.48	677,917	4.86	2.04	677,917	2.04
	48,376,119			31,461,060

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Risk-free interest rate	2.3 – 2.8%	2.3 – 3.4%	2.5%
Expected life of the options	5 - 7 years	5 - 10 years	4 years
Expected volatility	175 - 180%	185%	148%
Expected dividend yield	0%	0%	0%

15. COMMITMENTS AND CONTINGENCIES

The Company entered into a lease for office and laboratory space in Worcester, Massachusetts commencing December 2004 and expiring March 31, 2010. On January 29, 2010, the Company signed a new lease to move from its Worcester facility to a new 10,607 square-foot facility in Marlboro, Massachusetts. The lease term is from April 1, 2010 through June 30, 2015. Monthly base rent in 2010 was  $12,596. The Company’s rent at its Los Angeles, California site was on a month-to-month basis after May 2008. On March 1, 2009, the Company vacated its site in Los Angeles, California and moved to another site in Los Angeles. The term on this new lease is through February 28, 2012. Monthly base rent is $2,170. Annual minimum lease payments are as follows:

For the year ended December 31, 2010
2011	$156,816
2012	155,127
2013	157,779
2014	160,431
2015	80,878
Thereafter	-
$711,031

Rent expense recorded in the financial statements for the years ended December 31, 2010, 2009 and 2008 was approximately $281,000, $134,000 and $2,183,000, respectively.

Employment Agreement with Robert Lanza—On October 1, 2009 (the “Effective Date”), the Company entered into an employment agreement with Robert Lanza, the Company’s chief scientific officer since October 2007. Pursuant to the agreement, the parties agreed as follows:

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

•
The Company will issue to Mr. Lanza 30,192,203 shares of free trading common stock from the Company’s 2005 Employee Incentive Plan (approved by the Board of Directors in January 2010). There remain 12,421,101 shares of stock to be issued to Mr. Lanza under this agreement.

•	If Mr. Lanza’s employment under the Agreement is terminated by the Company without cause (as defined therein), the Company will pay Mr. Lanza severance of one year’s base salary.

Employment Agreement with William M. Caldwell, IV and Passing-- On February 22, 2010, the Company entered into an employment agreement with William M. Caldwell, IV, who was the Company’s chief executive officer and chairman from January 2005 until his passing on December 13, 2010. Pursuant to the Employment Agreement, the parties agreed as follows:

•	Mr. Caldwell would continue to serve as the Company’s chief executive officer, for a term of two and 1/3 years commencing on October 1, 2009, subject to earlier termination as provided therein.
•
The Company would pay Mr. Caldwell an initial base salary of $480,000 per annum, which base salary would increase annually by not less than the annual increase in the consumer price index, subject to increase during the term by a greater amount at the sole discretion of the Company’s board of directors.

•	Within 10 days of execution of the employment agreement, Mr. Caldwell received a retention bonus of $100,000.
•
Commencing in the 2010 calendar year, the Company would pay Mr. Caldwell an annual bonus based on the performance of the Company’s common stock, as well as additional bonuses in the Company’s sole discretion.

•	On February 4, 2010, the Company awarded Mr. Caldwell 85,325,595 shares of common stock.
•
If Mr. Caldwell’s employment under the Employment Agreement is terminated by the Company without cause, or by Mr. Caldwell for good reason, the Company would pay Mr. Caldwell severance of two years’ base salary.

On December 13, 2010, Mr. Caldwell passed away.  The Company’s Board has appointed Gary Rabin to serve as the Company’s interim Chairman and Chief Executive Officer until a permanent replacement is named.

Employment Agreement with Gary Rabin--On December 14, 2010, the Company entered into an employment agreement with Gary Rabin to serve as Interim Chief Executive Officer, Chief Financial Officer and Chairman of the Board. Pursuant to the Employment Agreement, the parties agreed as follows:

•
Mr. Rabin will serve in this capacity until the date on which a new Chief Executive Officer commences full-time employment with the Company or, if sooner, the date on which Mr. Rabin’s employment is otherwise terminated in accordance with this agreement.

•	The Company will pay Mr. Rabin an annual salary at the rate of $480,000 per year.
•	Within 10 days of execution of the employment agreement, Mr. Rabin received a one-time fully earned cash signing bonus of $40,000.
•	The Company will pay Mr. Rabin an annual performance bonus between 30% and 150% of his base salary.
•
The Company issued Mr. Rabin 5,000,000 shares of its restricted common stock and a non-qualified option to purchase another 5,000,000 shares of the Company’s common stock, with an exercise price of $0.14 per share.

The shares and options fully vest on the earliest to occur of (1) January 1, 2012, the New CEO start date, or the occurrence of a change in control. The Company valued the compensation in the amount of $700,000, representing the fair value of the 5,000,000 shares of common stock issued at $0.14 per share based on the grant date share price, and $686,896, representing the fair value of the 5,000,000 options granted to Mr. Rabin. These amounts will be recognized in compensation expense ratably over the vesting period.

Legal Proceedings

On October 1, 2007 Gary D. Aronson brought suit against the Company with respect to a dispute over the interpretation of the anti-dilution provisions of our warrants issued to Mr. Aronson on or about September 14, 2005. John S. Gorton initiated a similar suit on October 10, 2007.  The two cases have been consolidated. The plaintiffs allege that the Company breached warrants to purchase securities issued by the Company to these individuals by not timely issuing stock after the warrants were exercised, failing to issue additional shares of stock in accordance with the terms of the warrants and failing to provide proper notice of certain events allegedly triggering Plaintiffs' purported rights to additional shares.  The Plaintiffs withdrew their case the day before the trial date. The Company sought attorney fees relating to the Company defending the case over the past 2.5 years. The court denied the motion and the Company has appealed.

On December 22, 2010, Optimus CGII, Ltd. (“Optimus”) purchased a claim previously brought against the Company in a civil action by Alexandria Real Estate-79/96 Charlestown Navy Yard (“ARE”). In that action, ARE alleged that it was unable to relet the premises and therefore seeking rent for the vacated premises since September 2008. ARE also sought certain clean-up and storage expenses. On December 23, 2010, Optimus and the Company settled the claim in the amount of $8,000,167. During December 2010, the Company issued 55,688,368 shares of its common stock to Optimus in full settlement of this claim. Accordingly, the Company recognized loss on settlement in the amount of $8,000,167 in its accompanying consolidated statements of operations for the year ended December 31, 2010. This settlement ended all claims previously brought against the Company by ARE, and Optimus as bona fide claimant.

The Company has been named as a third party defendant in this action, filed September 16, 2009, in which the plaintiff alleges that Alexandria Real Estate (“Alexandria”) improperly charged a trustee holding approximately $146,000 of funds in a Company account that Bristol claimed as collateral. Alexandria brought a third party complaint against the Company for indemnification. The case has been dismissed as of December 31, 2010.

On March 9, 2009, plaintiffs filed a complaint and summons in the Supreme Court of the State of New York, County of New York against the Company and its subsidiary Mytogen, Inc. Plaintiffs’ complaint alleges, among other things, that the Company has breached the terms of certain contracts with plaintiffs; namely, convertible debentures and a consulting agreement. Plaintiffs sought preliminary and permanent injunctive relief directing the Company to deliver to plaintiff Bristol Investment Fund, Ltd. (“Bristol”) 2.5 million shares of its common stock, declaring a conversion price of $0.02 for the convertible debentures held by plaintiffs, and directing the Company to honor plaintiff’s future conversion requests. Plaintiffs also sought compensatory damages in an amount to be determined at trial, but alleged in the complaint to exceed $1.5 million. On August 30, 2010, an investor was granted a preliminary injunction against the Company, whereby the Company delivered to the investor 49,220,665 shares of its common stock. Further, on September 30, 2010, under the terms of a final settlement and mutual release with the same investor, the Company exchanged a new convertible debenture to the investor in exchange for the investor’s outstanding convertible debenture. The terms of the new convertible debenture are the same as the amended and restated debentures, except that the amounts under the debenture are due and payable on or before December 31, 2010 and June 30, 2011, and the conversion and redemption prices are subject to a floor price of $0.06 per share. Concurrently with the settlement and release, all common stock purchase warrants previously issued to the investor were cancelled (23,701,263 warrants in total) and the legal actions were dismissed. The Company recorded a loss on settlement in the amount of $3,132,300 during the year ended December 31, 2010 in its accompanying statement of operations.

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

16.                             INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2010		2009		2008
Statutory federal income tax rate	(34	) %	(34	) %	(34	) %
State income taxes, net of federal taxes	(6	) %	(6	) %	(6	) %
Non-includable items	18%		(25	) %	8%
Increase in valuation allowance	22%		65%		32%
Effective income tax rate	-		-		-

Significant components of deferred tax assets and (liabilities) are as follows:

	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$36,704,171	$28,666,867
Depreciation	175,487	84,159
Capitalized R&D expenses	559,375	175,309
Deferred revenue	1,595,743	1,826,336
Losses from joint venture	64,498	133,414
Shares issued in settlement of accounts payable	-	4,102,264
Professional fees paid in stock	1,101,535	575,524
Deferred interest and finance charges	-	-
Stock-based compensation	1,412,064	1,341,125
Reversal of unpaid liabilities	1,184,298	1,582,754
Valuation allowance	(42,797,172)	(38,487,752)
Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003.

At December 31, 2010, the Company had federal and state net operating loss carry forwards available to offset future taxable income of approximately $93 million and $84 million respectively. These carry forwards will begin to expire in the years ending December 31, 2025 and December 31, 2015, respectively. These net operating losses are subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. The Company is in the process of analyzing the impact of the ownership changes but management does not believe they will have a material impact on the Company’s ability to utilize the net operating losses in the future.

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

At December 31, 2010, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $47.0 million valuation allowance associated with its deferred tax assets.

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

The following table summarizes the activity related to its unrecognized tax benefits:

Total
Balance at January 1, 2010	$658,500
Increase related to prior period tax positions	-
Increase related to current year tax positions	-
Expiration of the statute of limitations for the assessment of taxes	-
Other	-

Balance at December 31, 2010	$658,500

The components of income tax expense are as follows:

	2010	2009	2008
Current federal income tax	$-	$-	$-
Current state income tax	-	-	-
Deferred taxes	4,309,420	3,520,340	15,414,416
Valuation allowance	(4,309,420)	(3,520,340)	(15,414,416)
	$-	$-	$-

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2010, 2009 or 2008.

The following table summarizes the open tax years for each major jurisdiction:

Open Tax
Jurisdiction	Years

Federal	2003 - 2008
States	2003 - 2008

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

Gary Rabin, intereim Chief Executive Officer, Chief Financial Officer and Chairman of the Board of Directors, may be deemed the beneficial owner of the securities owned by PDPI, LLC, in which he holds a partnership interest. Refinanced debt consisted of $60,000 in an unsecured note previously issued and sold to PDPI, LLC, and another $61,000 assumed by PDPI, LLC, and consisted of amounts owed by a third party which were rolled over into the 2008 Debenture.

18.           GRANT RECEIVED

On November 2, 2010, the Company received a $977,917 grant under the Patient Protection and Affordable Care Act of 2010 (PPACA). The grant was related to four of the Company’s projects: the Blastomere Program, the Myoblast Program, the RPE Program for Stargardt’s Disease, and the iPS Program. The grants were for $244,479.25 each, for a total grant of $977,917, and are exempt from federal income taxes. The Company recognized $977,917 as a grant reimbursement in its accompanying consolidated statements of operations during the year ended December 31, 2010.

19.                         SUBSEQUENT EVENTS

On February 9, 2011, the Company entered into a settlement agreement with Transition Holdings Ltd. (“Transition”), in a dispute over the $3,500,000 received in 2008 and 2009 (see Note 3). The Company and Transition disputed the nature of the consideration provided to the Company. The Company agreed to deliver to Transition 7,413,000 shares of its common stock, issuable in consideration of all monies previously delivered to the Company by Transition in the aggregate amount of $3,500,000.  Upon issuance of the shares, all other agreements between the Company and Transition, including licenses, are deemed cancelled, null and void, and of no force or effect. During February 2011, the Company removed the remaining $3,205,856 in deferred license fees by issuing 7,413,000 shares of its common stock.

On February 11, 2011, the Company entered into a settlement agreement with Gemini Master Fund, Ltd. (“Gemini”). The two parties disputed the number of shares of common stock to be issued upon exercise of warrants held by Gemini. In settlement, the Company agreed to deliver Gemini 20,000,000 shares of its common stock, issuable upon cashless exercise of all warrants previously issued by the Company to Gemini. Upon issuance of the shares to Gemini, all other agreements between the Company and Gemini, including any agreements between the Company and any entity controlled by Gemini or their principals, are hereby deemed cancelled, null and void, and of no force or effect. The Company has recognized this warrant exercise during February 2011.

The Company renewed its lease for its Los Angeles office through February 28, 2012. No other terms changed, and monthly rent remains $2,170.

20.           SELECTED QUARTERLY DATA (UNAUDITED)

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Revenue	$205,158	$205,158	$205,158	$109,570
Gross profit	$138,508	$138,508	$138,508	$92,920
Loss from operations	$(14,975,316)	$(1,124,886)	$(5,406,563)	$(10,821,866)
Other income (expense)	$(2,874,317)	$4,055,285	$7,342,278	$(30,567,947)
Net income (loss)	$(17,849,633)	$2,930,399	$1,935,715	$(41,389,813)
Basic and diluted earnings (loss) per share	$(0.03)	$0.00	$0.00	$(0.03)

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009
Revenue	$293,976	$242,995	$248,141	$630,867
Gross profit (loss)	$155,224	$165,648	$140,092	$454,116
Loss from operations	$(5,685,570)	$(1,733,166)	$(1,124,287)	$(2,279,631)
Other income (expense)	$(13,314,306)	$(27,703,638)	$(79,987)	$15,162,377
Net income (loss)	$(18,999,876)	$(29,436,804)	$(1,204,274)	$12,882,746
Basic and diluted earnings (loss) per share	$(0.04)	$(0.06)	$(0.00)	$0.02

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) has evaluated our disclosure controls and procedures as of December 31, 2010 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

 (b)   Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Our internal control over financial reporting as of December 31, 2010, has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included in Item 8 of this report and is incorporated by reference herein.

 (c)   Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Advanced Cell Technologies, Inc. and subsidiary

We have audited Advanced Cell Technology, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Advanced Cell Technology, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Advanced Cell Technology, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Cell Technology, Inc. and subsidiary as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2010, and our report dated March 16, 2011 expressed an unqualified opinion.

SingerLewak LLP

Los Angeles, California
March 16, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers, key employees and directors are described below. There are no family relationships among our executive officers or directors.

Name	Age	Position
Gary Rabin	45	Interim Chief Executive Officer and Chairman of the Board of Directors
Robert P. Lanza M.D.	54	Chief Scientific Officer
Alan C. Shapiro, Ph.D.	65	Member of the Board of Directors
Erkki Ruoslahti, M.D., Ph.D.	70	Member of the Board of Directors

Gary Rabin has served as a director since December 2007.  Mr. Robin was appointed Interim Chief Executive Officer and Chairman of the Board on December 14, 2010. Mr. Rabin has a twenty year career in finance that primarily encompasses investment management and capital raising targeting small-cap and emerging growth companies. Currently, he is the Managing Partner of GR Advisors LLC, a long/short hedge fund focused on the media and communications industry. Until July 2007, he was a Portfolio Manager at MAC Investment Management, LLC ("MAC"), which he joined in November 2005. MAC is a long/short fundamental equity hedge fund concentrating on growth-oriented stocks including technology, communications and healthcare. Previously, he was a Managing Director and Portfolio Manager at Marketus Associates, a long/short hedge fund where he focused on communications, healthcare services, energy and special situations. Prior to that, he was Managing Director and Co-Head of the Media and Telecom Investment Banking Group at CIBC World Markets ("CIBC"), where he was responsible for all corporate finance and M&A, financial restructurings, and principal investing activities (both debt and equity) within the sector. Before joining CIBC, Mr. Rabin served in an operating capacity at a broadband services company when he was Chief Strategy Officer of CAIS Internet, Inc. ("CAIS"). At CAIS, he was responsible for raising over $500 million of financing commitments in both the public equity markets and from his relationships at Kohlberg, Kravis Roberts & Co., Qwest Communications, Cisco, Nortel, 3Com and Microsoft. Mr. Rabin has also started and served as Managing Director and Head of the Global Telecom Investment Banking Group at ING Barings Furman Selz, and was a founder of the telecom group at UBS Securities. He began his career in finance in 1987, and concentrated on energy, utilities, and metals until 1993. Throughout his career, Mr. Rabin has been responsible for building and developing businesses. Mr. Rabin earned an AB in Economics from the University of Michigan. Mr. Rabin’s long career as a senior manager in both the investment banking community and as a senior financial executive qualifies him to be a member of the Board of Directors of Advance Cell Technology, Inc.

Robert P. Lanza, M.D. has been our Chief Scientific Officer since October 2007. Dr. Lanza has over 20 years of research and industrial experience in the areas of tissue engineering and transplantation medicine. Before joining us in 1998, from 1990 to 1998, Dr. Lanza was Director of Transplantation Biology at BioHybrid Technologies, Inc., where he oversaw that company's xenotransplantation and bioartificial pancreas programs. He has edited or authored sixteen books, including Principles of Tissue Engineering (2d ed. co-edited with R. Langer and J. Vacante), Yearbook of Cell and Tissue Transplantation, One World The Health & Survival of the Human Species in the Twenty-First Century, and Xeno: The Promise of Transplanting Animal Organs into Humans (co-authored with D.K.C. Cooper). Dr. Lanza received his B.A. and M.D. Degrees from the University of Pennsylvania, where he was both a University Scholar and Benjamin Franklin Scholar. Dr. Lanza is not an officer or director of any other reporting company.

Alan C. Shapiro, Ph.D. has served as director since 2005. He adds more than 30 years' experience in corporate and international financial management to the Company. Dr. Shapiro is currently the Ivadelle and Theodore Johnson Professor of Banking and Finance at the Marshall School of Business, University of Southern California, where he previously served as the Chairman of the Department of Finance and Business Economics, Marshall School of Business. Prior to joining the University of Southern California, Dr. Shapiro taught as an Assistant Professor at the University of Pennsylvania, Wharton School of Business, and has been a visiting professor at Yale University, UCLA, the Stockholm School of Economics, University of British Columbia, and the U.S. Naval Academy. Dr. Shapiro has published over 50 articles in such academic and professional journals as the Journal of Finance, Harvard Business Review, and the Journal of Business, among many others. He frequently serves as an expert witness in cases involving valuation, economic damages, international finance, takeovers, and transfer financing through Trident Consulting Group LLC. He received his B.A. in Mathematics from Rice University, and a Ph.D. in Economics from Carnegie Mellon University. Dr. Shapiro is a trustee of Pacific Corporate Group's Private Equity Fund.  Dr. Shapiro’s board experience on multiple public company boards, his recognized expertise as a highly sought after financial advisor and his career as a professor and Chair in the field of Finance and Administration qualifies him as a valued member of Advanced Cell Technology’s Board of Directors.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held one meeting in 2010. All board members were present at the meeting.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met three times during 2010. The Compensation Committee met once during 2010. The Nominating Committee met once during 2010.

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

The members of the Compensation Committee are Dr. Shapiro, Dr. Ruoslahti and Mr. Rabin.

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

 Stockholders who wish to send communications on any topic to the Board should address such communications to the Board of Directors, c/o Corporate Secretary, Advanced Cell Technology, Inc., 33 Locke Drive, Marlborough, Massachusetts, 01752. You should indicate on your correspondence that you are an Advanced Cell Technology, Inc. stockholder.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Mr. Caldwell served as our Chairman from January 2005 until December 13, 2010. From December 14, 2010 and currently, Gary Rabin serves as our Interim Chairman and Chief Executive Officer. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2010, all Reporting Persons timely complied with all applicable filing requirements, except that Form 4s were not timely filed for the Company’s officers and directors and have since been filed.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our executive officers. In particular, this section focuses on our 2010 compensation program and related decisions.

The Board of Directors has established a Compensation Committee, the majority of which are independent outside directors which approves all compensation and awards to executive management. The members of the Compensation Committee have extensive executive level experience in other companies and bring a perspective of reasonableness to compensation matters with our Company. In addition, the Compensation Committee compares executive compensation practices of similar companies at similar stages of development.

The objectives of our compensation program are as follows:

●	Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common shares; and
●	Attract, hire and retain well-qualified executives.

The compensation level of our executives generally reflects their unique position and incentive to positively affect our future operating performance and shareholder value. Part of the compensation of our executives is from equity compensation, primarily through stock option grants or restricted stock awards.

Specific salary and bonus levels, as well as the amount and timing of equity incentive grants, are determined informally and judgmentally, on an individual-case basis, taking into consideration each executive's unique talents and experience as they relate to our needs. With respect to equity compensation, the Compensation Committee approves all option grants, generally based on the recommendation of the president and chief executive officer. Executive compensation is paid or granted pursuant to each executive's compensation agreement. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility or on changed local and specific executive employment market conditions.   Based on these factors the Compensation Committee approved the execution of employment agreement with the Company’s only two executive officers.

With respect to the cash bonus awarded to Mr. Caldwell in 2010, $100,000 was awarded.  The Board approved the award of $100,000 as a bonus because this was the amount that the Board thought was fair in light of Mr. Caldwell’s recent contributions to the Company and one that he would also find acceptable. With respect to the cash bonus awarded to Mr. Rabin, $40,000 was awarded as a signing bonus in connection with the execution of the Employment Agreement between the Company and Mr. Rabin, dated December 14, 2010.  The Board approved the award because the board thought that this bonus award coupled with the other compensation provided for in Mr. Rabin’s employment agreement would create a compensation package that Mr. Rabin would find acceptable.

With respect to the 5,000,000 stock options and 5,000,000 shares of the Company’s common stock awarded to Mr. Rabin, the exercise price was the price of the Company’s common stock on the day that Board approved the grant of the options.  With respect to the amount of the stock and options the Board approved the grant because it believed that this was fair in light of the contributions of Mr. Rabin, and the Board believed the shares would provide sufficient incentive for Mr. Rabin to perform services as Interim Chairman and Chief Executive Officer.

With respect to the cash bonus awarded to Dr. Lanza in 2010, $146,875 was awarded.  The Board approved the award of $100,000 as a bonus because this was the amount that the Board thought was fair in light of Mr. Lanza’s recent contributions to the Company and one that he would also find acceptable. The balance of the bonus awarded to Dr. Lanza was awarded to him as part of the bonuses awarded to all employees that participated in the filing of the IND application multiplied by 1.5, which equaled $46,875.

Risk Management Considerations

In response to the ongoing global economic recession, in 2010 the compensation committee considered the incentives under our executive compensation program and whether they introduced or encouraged excessive risk taking or other behaviors by our executives that could have a negative impact on our business. The compensation committee determined that our executive compensation program provides an appropriate balance of incentives and that it does not encourage our executives to take excessive risks or otherwise create risks that are reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table summarizes the annual compensation paid to our named executive officers for the three years ended December 31, 2010, 2009 and 2008:

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Comp		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
William M. Caldwell, IV	2010	586,667	240,000	8,035,254	-	-		8,861,921
Chief Executive Officer,	2009	417,500	140,000	-	210,866	1,879	(1)	770,245
Principle Financial Officer, and	2008	350,000	-	-	-	995	(1)	350,995
Chairman of the Board of Directors

Gary Rabin	2010	18,461	40,000	-	686,896	115,692	(3)	861,049
Interim Chief Executive Officer

Robert P. Lanza, M.D.,	2010	375,000	50,000	2,717,298	-	-		3,142,298
Chief Scientific Officer	2009	311,250	81,250	-	441,665	1,524	(1)	835,689
	2008	290,000	35,000	-	168,237	636	(1)	493,873

Jonathan F. Atzen	2008	78,077	-	93,669	1,598	3,001	(2)	176,345
Sr. Vice President, General
Counsel and Secretary (2)

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

(3) This amount represents the amount earned by Mr. Rabin in his capacity as a director for the Company until December 14, 2010.

Employment Agreements

Employment Agreement with William M. Caldwell, IV On February 22, 2010, the Company entered into an employment agreement with William M. Caldwell, IV, who was the Company’s chief executive officer and chairman from January 2005 to December 13, 2010.  Pursuant to the Employment Agreement, the parties agreed as follows:

•
Mr. Caldwell would serve as the Company’s chief executive officer, for a term of two and 1/3 years commencing on October 1, 2009, subject to earlier termination as provided therein. The term under the Employment Agreement would renew automatically for additional one year terms unless either party would provide written notice of intent not to renew the employment agreement at least 90 days prior to such automatic renewal.

•
The Company agreed to pay Mr. Caldwell an initial base salary of $480,000 per annum, which base salary would increase annually by not less than the annual increase in the consumer price index, and could be increased during the term by a greater amount at the sole discretion of the Company’s board of directors.

•	Within 10 days of execution of the employment agreement, Mr. Caldwell received a retention bonus of $100,000.

•
Commencing in the 2010 calendar year, the Company agreed to pay Mr. Caldwell an annual bonus based on the performance of the Company’s common stock. The Company could also pay Mr. Caldwell additional bonuses in the Company’s sole discretion.

•	The Company issued to Mr. Caldwell restricted common stock in the amount of 89,280,595.

•
If Mr. Caldwell’s employment under the Employment Agreement were to be terminated by the Company without cause, or by Mr. Caldwell for good reason, the Company would pay Mr. Caldwell severance of two years’ base salary.

Employment Agreement with Gary Rabin

Effective December 14, 2010, the Company entered into an employment agreement with Gary Rabin, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board.  Pursuant to the Employment Agreement, the parties agreed as follows:

•	Mr. Rabin’s employment is on at “at will” basis. The Company shall pay Executive an annua1 salary at the rate of four hundred eighty thousand ($480,000) per year.
•	Within ten (10) days following the execution of the Agreement, but not prior to January 3, 2011, Mr. Rabin received signing bonus of $40,000.
•
The Company shall pay Mr. Rabin a performance bonus. The target amount of the performance bonus shall be $480,000 (i.e., 100% of Base Salary) per year. However, the performance bonus shall be no less than $144,000 (i.e., 30% of Base Salary) per year  and no more than $720,000 (i.e., 150% of Base Salary) per year. The actual amount of the performance bonus shall be determined by the Compensation Committee of the Board during each calendar year quarter based on the performance of the Company and Mr. Rabin, with reference to the performance goals and/or metrics established by the Compensation Committee in consultation with Mr. Rabin with respect to such performance bonus period.

•	On January 3, 2011, the Company granted Mr. Rabin Five Million (5,000,000) shares of restricted common stock of the Company.
•	On December 29, 2010, the Company issued Mr. Rabin a non-qualified option to purchase Five Million (5,000,000) shares of common stock of the Company with an exercise price of $0.14.
•
If Mr. Rabin’s employment under the Employment Agreement were to be terminated by the Company without cause, the Company will pay Mr. Rabin severance of one year’s base salary and any unpaid performance bonus pro-rated to the termination date.

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

•	The Company will issue to Mr. Lanza 30,270,203 shares of free trading common stock from the Company’s 2005 Employee Incentive Plan.

•	If Mr. Lanza’s employment under the Agreement is terminated by the Company without cause, the Company will pay Mr. Lanza severance of one year’s base salary.

Stock Option Grants Under Our Stock Option Plans

During 2010, there were no stock option awards granted to our executive officers under our stock option plans.

Outstanding Equity Awards at Fiscal Year-End

	Number of		Number of
	Securities		Securities
	Underlying		Underlying		Option	Option
	Unexercised		Unexercised		Exercise	Expiration
	Options (#)		Options (#)		Price	Date
Name	Exercisable		Unexercisable		($)	($)
William M. Caldwell, IV	651,161	(1)	-		0.25	12/31/2014
Chief Executive Officer and	1,903,112	(1)	-		0.85	1/31/2015
Chairman of the Board of Directors	2,554,273	(2)	-		0.098	11/13/2019

Gary Rabin	-		5,000,000	(7)	0.140	12/29/2020
Interim Chief Executive Officer
and Chairman

Robert P. Lanza, M.D.,	750,000	(3)	-		0.05	8/12/2014
Chief Scientific Officer	500,000	(4)	-		0.85	1/31/2015
	250,000	(3)	-		2.20	9/15/2015
	2,916,667	(5)	1,083,333		0.21	2/17/2018
	5,350,000	(6)	-		0.098	11/13/2019

(1)	These options held by Mr. Caldwell vested in full as of December 31, 2008.

(2)	These options held by Mr. Caldwell vest as follows: 50% of the shares vest immediately with the remaining vesting at 1/12 per month.

(3)	These options held by Dr. Lanza vested in full as of December 31, 2006.

(4)	These options held by Dr. Lanza vested in full as of January 31, 2009.

(5)	These options held by Dr. Lanza vest in equal monthly installments over 48 months.

(6)	These options held by Dr. Lanza vest as follows: 50% of the shares vest immediately with the remaining vesting at 1/12 per month.

(7)	These options held by Mr. Rabin vest at the earlier (i) January 1, 2012, or (ii) the new CEO start date.

Option Exercises and Stock Vested

There were no exercises of stock options for the named executive officers in the year ended December 31, 2010.  During 2010, Mr. Caldwell was issued 85,325,595 shares of restricted stock with a one year restriction.  During 2010, Mr. Lanza was issued 20,000,000 shares of stock which vested immediately.

Pension Benefits

We do not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

We do not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

DIRECTOR COMPENSATION

		Fees Earned	Stock	Option	All Other
		or Paid in Cash	Awards	Awards	Comp	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Alan C. Shapiro, Ph.D.	2010	33,375	-	-	-	33,375

Erkki Ruoslahti, M.D., Ph.D.	2010	56,583	-	-	-	56,583

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 11, 2011. On such date, 1,506,715,382 shares of Common Stock were outstanding. Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our Common Stock. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares. Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

The following table sets forth information regarding beneficial ownership of our capital stock as of March 11, 2011 by:

•	Each person, or group of affiliated persons, known to us to be the beneficial owner of more than 5% of the outstanding shares of our Common Stock,

•	Each of our directors and named executive officers, and

•	All of our directors and executive officers as a group.

	Number of
	Shares
	Beneficially
Name and Address (1) of Beneficial Owner	Owned		Percentage
5% or Greater Stockholders
None

Directors and Named Executive Officers
William M. Caldwell, IV**	95,415,414	(1)	6.31%
Robert P. Lanza, M.D.	34,569,982	(2)	2.75%
Alan C. Shapiro	19,129,775	(3)	1.32%
Erkki Ruoslahti	2,744,119		*
Gary Rabin	7,037,430	(4)	*
Directors and Executive Officers as a Group ( 5 Persons)	158,896,720		10.38%

* Less than 1%
** Mr. Caldwell passed away on December 13, 2010

(1)      Includes 5,108,546 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 7, 2011 that are held directly by Mr. Caldwell.  Also includes 1,026,000 shares issuable upon exercise of certain warrants held by Andwell, LLC, which are 100% owned by Mr Caldwell.

(2)      Includes 9,616,667 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 7, 2011.

(3)      Includes (i) 16,011,435 shares subject to convertible debentures, board fees, common stock grant held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, (ii) 3,018,340 shares subject to warrants in connection with the 2005-2008 convertible debentures, and (iii) 100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 7, 2011

(4)      Includes indirect ownership of 1,239,501 shares issued to PDPI, LLC on December 22, 2010, upon exercise of certain warrants, which such number of shares represents Mr. Rabin’s proportional interest in the total number of shares held by PDPI, LLC, based on his 33.33% equity interest in the entity.  Mr. Rabin disclaims beneficial ownership in the shares held by PDPI, LLC.

Item 13.Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, during the year ended December 31, 2010, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

 Board Determination of Independence

The Company complies with the standards of "independence" prescribed by rules set forth by the National Association of Securities Dealers ("NASD"). Accordingly, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, Dr. Alan Shapiro and Dr. Erkki Ruoslahti meet the definition of "independent director" under Rule 4200(A)(15) of the NASD Manual; Mr. Rabin does not.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of our current independent registered public accounting firm, SingerLewak LLP, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2010	2009	2008
Audit Fees	$215,000	$213,859	$212,838
Audit Related Fees	$33,102	$12,000	$46,222
Tax Fees	$-	$-	$-
All Other Fees	$-	$-	$-

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2010, 2009 and 2008.

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

3.17	Certificate of Designation of Series C Preferred Stock (previously filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

3.2	Bylaws of the Company (previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).

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

10.136
Promissory Note, dated January 19, 2010, issued to JMJ Financial (previously filed as exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference).

10.137
Promissory Note, dated March 30, 2010, in principal amount of $600,000, issued to JMJ Financial (previously filed as exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference).

10.138
Promissory Note, dated March 30, 2010, in principal amount of $1,200,000, issued to JMJ Financial (previously filed as exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference).

10.139
Promissory Note, dated March 30, 2010, in principal amount of $1,700,000, issued to JMJ Financial (previously filed as exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference).

10.140
Letter Agreement, dated March 30, 2010, between the Company and JMJ Financial (previously filed as exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference).

10.141
Registration Rights Agreement, dated March 30, 2010, between the Company and JMJ Financial
(previously filed as exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2010 and incorporated herein by reference).

10.142
Settlement Agreement and Mutual Release between the Company and Bristol Investment Fund, Ltd and Bristol Capital, LLC (previously filed as exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference).

10.143	Form of Warrant for Series C Preferred transaction (previously filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.144
Form of Initial Warrant for Series C Preferred transaction (previously filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.145
Securities Purchase Agreement, dated as of December 30, 2010, by and among Advanced Cell Technology, Inc. and Socius CG II Ltd. (previously filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.146
Letter Agreement, dated December 30, 2010, by and among Advanced Cell Technology, Inc. and Optimus CG II, Ltd. (previously filed as exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.147	Employment Agreement, dated December 14, 2010, between the Company and Gary Rabin.

10.148	Settlement Agreement and Mutual Release between the Company and Transition Holdings, Ltd. dated February 9, 2011.

10.149	Settlement Agreement and Mutual Release between the Company and Gemini Master Fund, Ltd. dated February 11, 2011.

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

Dated: March 17, 2011	By:	/s/ Gary Rabin
Gary Rabin
Interim Chief Executive Officer and Chairman
(Principal Executive Officer, Principle Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary Rabin	March 17, 2011
Gary Rabin
Interim Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer

/s/ Erkki Ruoslahti, M.D., Ph.D.	March 17, 2011
Erkki Ruoslahti, M.D., Ph.D.
Director

/s/ Alan Shapiro	March 17, 2011
Alan Shapiro Director