Form 10-Q
period 2011-03-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2011-05-06
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 29, 2011:
Common Stock, $0.001 par value per share	1,543,112,438 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2011 AND DECEMBER 31, 2010

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,749,973	$15,889,409
Deferred royalty fees, current portion	91,598	91,598
Prepaid expenses	36,999	-
Total current assets	13,878,570	15,981,007

Property and equipment, net	182,889	185,102
Deferred royalty fees, less current portion	272,189	295,089
Deposits	14,766	14,766
Deferred issuance costs	1,983,541	2,578,188

TOTAL ASSETS	$16,331,955	$19,054,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,958,550	$1,982,743
Accrued expenses	2,906,515	4,971,304
Accrued settlement	-	3,205,856
Deferred revenue, current portion	408,415	506,418
2009 Convertible promissory notes, current portion, net of discounts of $0 and $19,229, respectively	-	132,680
Embedded conversion option liabilities, current portion	-	537,249
Deferred joint venture obligations, current portion	3,605	6,870
Total current liabilities	5,277,085	11,343,120

Convertible promissory notes, less current portion, net of discounts of $253,724 and $285,005, respectively	34,061	2,780
Embedded conversion option liabilities, less current portion	628,242	482,686
Warrant and option derivative liabilities	19,108,579	27,307,218
Deferred revenue, less current portion	2,243,312	2,298,997
Total liabilities	27,291,279	41,434,801

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, and 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,377,806 and $1,349,657, respectively	1,308,993	1,272,441

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, and 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, and 400 shares issued and outstanding	-	-
Common stock, $0.001par value; 1,750,000,000 shares authorized, 1,508,731,348 and 1,439,826,362 shares issued and outstanding	1,508,731	1,439,826
Additional paid-in capital	181,002,598	166,033,976
Promissory notes receivable, net of discount of $3,071,575 and $3,322,630, respectively	(10,428,425)	(10,177,370)
Accumulated deficit	(184,351,222)	(180,949,523)
Total stockholders' deficit	(12,268,317)	(23,653,090)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,331,955	$19,054,152

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)

Revenue (License fees and royalties)	$153,688	$205,158
Cost of Revenue	22,900	66,650
Gross profit	130,788	138,508

Operating expenses:
Research and development	1,474,773	3,895,581
General and administrative expenses	3,197,526	11,218,243
Loss on settlement of litigation	294,144	-
Total operating expenses	4,966,443	15,113,824
Loss from operations	(4,835,655)	(14,975,316)

Non-operating income (expense):
Interest income	11,784	3,043
Interest expense and late fees	(681,710)	(3,352,774)
Finance cost	(2,625,875)	(1,109,290)
Adjustments to fair value of derivatives	4,789,419	1,584,704
Total non-operating income (expense)	1,493,618	(2,874,317)

Loss before income tax	(3,342,037)	(17,849,633)

Income tax	-	-

Net loss	$(3,342,037)	$(17,849,633)

Weighted average shares outstanding :
Basic and diluted	1,478,231,834	700,573,791

Loss per share:
Basic and diluted	$(0.00)	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2011

							Additional	Promissory		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Notes	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable, net	Deficit	Deficit

Balance December 31, 2010	1,000	$1	400	$-	1,439,826,362	$1,439,826	$166,033,976	$(10,177,370)	$(180,949,523)	$(23,653,090)

Convertible debenture redemptions	-	-	-	-	1,519,077	1,519	150,390	-	-	151,909

Shares issued for compensation	-	-	-	-	17,421,101	17,421	1,275,478	-	-	1,292,899

Common stock issued for settlements	-	-	-	-	7,413,000	7,413	3,492,587	-	-	3,500,000

Common stock issued for finance costs	-	-	-	-	23,222,786	23,223	4,230,777	-	-	4,254,000

Warrant exercises	-	-	-	-	16,656,572	16,657	4,573,051	-	-	4,589,708

Option exercises	-	-	-	-	636,126	636	159,525	-	-	160,161

Shares issued for board compensation	-	-	-	-	406,324	406	72,732	-	-	73,138

Shares issued for services	-	-	-	-	1,630,000	1,630	340,670	-	-	342,300

Accrued dividends on Series B Preferred Stock	-	-	-	-	-	-	251,539	-	(251,539)	-

Accrued dividends on Series C Preferred Stock	-	-	-	-	-	-	59,178	-	(59,178)	-

Accretion of note receivable discount	-	-	-	-	-	-	-	(251,055)	251,055	-

Option compensation charges	-	-	-	-	-	-	362,695	-	-	362,695

Net loss for the three months ended March 31, 2011	-	-	-	-	-	-	-	-	(3,342,037)	(3,342,037)

Balance March 31, 20100 (unaudited)	1,000	$1	400	$-	1,508,731,348	$1,508,731	$181,002,598	$(10,428,425)	$(184,351,222)	$(12,268,317)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,342,037)	$(17,849,633)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	21,285	45,580
Amortization of deferred royalties	22,900	22,900
Amortization of deferred revenue	(153,688)	(205,158)
Redeemable preferred stock dividend accrual	28,149	9,887
Stock based compensation	362,695	199,392
Amortization of deferred issuance costs	594,647	213,464
Amortization of discounts	58,913	3,129,424
Adjustments to fair value of derivatives	(4,789,419)	(1,584,704)
Shares of common stock issued for services	590,438	3,515,562
Non-cash financing costs	2,625,875	1,109,290
Loss on settlement of litigation	294,144	-
Amortization of deferred joint venture obligations	(3,265)	(33,798)
Warrants issued for consulting services	664,944	50,232
(Increase) / decrease in assets:
Prepaid expenses	(36,999)	9,054
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(317,082)	8,438,438

Net cash used in operating activities	(3,378,500)	(2,930,070)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(19,072)	(77,352)
Payment of lease deposits	-	(12,596)

Net cash used in investing activities	(19,072)	(89,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	1,258,136	3,700
Proceeds from issuance of convertible debentures	-	1,685,000
Proceeds from convertible promissory notes	-	1,650,000
Proceeds from issuance of Series A-1 convertible preferred stock, net	-	830,165
Proceeds from issuance of Series B preferred stock, net	-	1,490,000

Net cash provided by financing activities	1,258,136	5,658,865

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,139,436)	2,638,847

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	15,889,409	2,538,838

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$13,749,973	$5,177,685

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$6,185

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 1,519,077 and 23,950,070 shares of common stock in redemption of debt	$151,909	$2,152,362
Issuance of 0 and 41,183,861 shares of common stock in conversion of debt and preferred stock	$-	$3,551,832
Issuance of note receivable on exercise of warrants for 0 and 25,839,112 shares of common stock	$-	$2,700,000
Issuance of 406,324 and 16,773,597 shares of common stock in payment of board fees	$73,138	$1,560,213
Issuance of 15,643,887 and 0 shares of common stock for accrued liabilities	$1,771,899	$-
Issuance of 7,413,000 and 0 shares of common stock for accrued settlement	$3,205,856	$-
Issuance of 0 and 250,000 shares of common stock in payment of financing costs	$-	$22,500
Series B preferred stock dividend	$251,539	$12,739
Series C preferred stock dividend	$59,178	$-
Interest accreted on promissory notes receivable	$251,055	$12,715
Issuance of 3,252,066 and 25,867,112 shares of common stock for cashless exercise of warrants	$1,156,861	$2,703,699

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

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

Use of Estimates — These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated variables used to calculate the Black-Scholes option pricing model used to value derivative instruments as discussed below under “Fair Value Measurements”. In addition, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s deferred tax asset and valuation allowance, share-based payments for compensation to employees, directors, consultants, lenders and investment banks, and the useful lives of the Company’s fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

Reclassifications — Certain prior year financial statement balances have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of March 31, 2011 and December 31, 2010, the Company had deposits in excess of federally-insured limits totaling $13,317,071 and $15,399,150, respectively.

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
March 31, 2011 and 2010
(Unaudited)

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

(b)
Payments made to secure commitments under certain financing arrangements. These amounts are recognized in financing costs ratably over the period of the financing arrangements, and are recognized in financing costs immediately if the arrangement is cancelled, forfeited or the utility of the arrangement to the company is otherwise compromised.

(c)	Payments made to financial institutions and consulting firms in order to provide financing related services. These costs are being amortized over the terms of the related agreements.

Intangible and Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments — For certain financial instruments, including accounts payable, accrued expenses and convertible promissory notes, the carrying amounts approximate fair value due to their relatively short maturities.

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
March 31, 2011 and 2010
(Unaudited)

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

At March 31, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	March 31, 2011
	As of	Using Fair Value Hierarchy
Derivative Liabilities	March 31, 2011	Level 1	Level 2	Level 3
Warrant derivative liabilities	$19,108,579	$-	19,108,579	-
Embedded conversion option liabilities	628,242	-	628,242	-
	$19,736,821	$-	19,736,821	-

For the three months ended 2011 and 2010 the Company recognized a gain of $4,789,419 and $1,584,704, respectively, for the changes in the valuation of derivative liabilities.

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

In some cases, the company is entitled to receive royalty payments from licensees. In such cases, the company recognizes the royalties when they are earned and the collectability of those royalty payments is reasonably assured.

In connection with its license agreements, the Company recorded $153,688, and $205,158 in license fee revenue for the three months ended March 31, 2011 and 2010, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fees have been accrued in deferred revenue at March 31, 2011 and 2010, respectively.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 51,333,618 options outstanding as of March 31, 2011.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

Income Taxes — Deferred income taxes are provided using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.

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

Net Loss Per Share — Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The Company accrues dividends on the Series B Preferred Stock and the Series C Preferred Stock at 10% and 6%, respectively. The dividends are accrued from the issuance date and compounded annually. As discussed in Note 8, the Company offsets the accrued dividends for the Series B Preferred Stock by the accretion of the note receivable discounts. The following table is the amount available to common stockholders for the three months ended March 31, 2011 and 2010.

	Three Months Ended March 31,
	2011	2010
Net loss	$(3,342,037)	$(17,849,633)
Dividends for preferred stockholders	(310,717)	(12,739)
Accretion of note receivable discount	251,055	12,715
Net loss available to common stockholders	$(3,401,699)	$(17,849,657)

At March 31, 2011 and 2010 approximately 150,206,635 and 404,881,796 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks — Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Exeter Life Sciences, Inc.	20%	15%
START Licensing, Inc.	16%	12%
International Stem Cell Corporation	24%	18%
Transition Holdings, Inc.	-	25%
CHA Biotech and SCRMI	21%	16%
Lifeline	11%	*

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
March 31, 2011 and 2010
(Unaudited)

3.	SETTLEMENT AND CANCELATION OF LICENSE AGREEMENT

On December 18, 2008, the Company entered into a license agreement with Transition Holdings, Inc. for certain of the Company’s non-core technology. Under the agreement, the Company received $2,000,000, less wire fees. The Company further received $1,500,000 in 2009. The Company had initially recorded the transactions as deferred revenue and was amortizing the revenue over its 17-year patent useful life. In December 2010, the Company received notice that Transition Holdings, Inc. was disputing the nature of the arrangement, and subsequently entered into a settlement arrangement with Transition Holdings, Inc. As a result of this settlement, the Company reclassified the unamortized license fee in the amount of $3,205,856 from deferred revenue to accrued settlement.  On February 15, 2011, the Company issued 7,413,000 shares as payment in full.  During the three months ended March 31, 2011, the Company relieved the accrued liability of $3,205,856 and recorded a loss on settlement of $294,144.

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

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $7,353, and $7,353 in license fee revenue for the three months ended March 31, 2011 and 2010, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $432,958 and $439,951 is included in deferred revenue in the accompanying consolidated balance sheets at March 31, 2011 and December 31, 2010, respectively.

The following table is a summary of key financial data for the joint venture as of and for the three months ended March 31, 2011 and 2010.

	March 31,
	2011	2010
Current assets	$618,343	$766,420
Noncurrent assets	$996,473	$605,597
Current liabilities	$1,302,939	$909,851
Noncurrent liabilities	$1,912,428	$481,604
Net revenue	$6,693	$6,693
Net loss	$(424,431)	$(482,110)

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Machinery & equipment	$1,488,527	$1,488,527
Computer equipment	449,893	449,893
Office furniture	76,201	76,201
Leasehold improvements	300,455	281,383
Capital leases	51,235	51,235
Accumulated depreciation	(2,183,422)	(2,162,137)
Property and equipment, net	$182,889	$185,102

Depreciation expense for the three months ended March 31, 2011 and 2010 amounted to $21,285and $45,580, respectively.

6.	CONVERTIBLE PROMISSORY NOTES

2010 JMJ Convertible Promissory Notes

During 2010, the Company issued three convertible promissory notes to JMJ Financial, for a total of $3,000,000 available to receive in cash, for a principal sum of $3,850,000, which included an original issue discount of $850,000. The notes bear a one-time interest charge of 10% on the principal sum. The holder may at its election convert all or part of these notes into shares of the Company's common stock at the conversion rate of the lesser of: (a) $0.10 per share, or (b) 85% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. During 2010, the Company received the entire $3,000,000 on these notes. Of the $3,850,000 borrowed, the Company converted $3,562,215 into 76,465,706 shares of common stock during 2010. The notes mature on March 30, 2013.

As of March 31, 2011 and December 31, 2010, respectively, the convertible promissory notes were convertible at the option of the holders into a total of 2,877,850 and 2,877,850 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $469,933 and $628,919 as of March 31, 2011 and December 31, 2010, respectively. The decrease in the fair value of this liability was $158,986 during the three months ended March 31, 2011 and an increase in fair value of $819,983 during the three months ended March 31, 2010, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at March 31, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 1.29%, and (4) expected life of 3 years.

Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three months ended March 31, 2011 and 2010 was $31,281 and $662,188, respectively.

2009 Convertible Promissory Notes

On November 12, 2009, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain subscribers (the “Subscribers”). For the sale of certain original issue discount promissory notes (“2009 Convertible Promissory Notes”). The 2009 Convertible Promissory Notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $0.10.

The initial closing under the Subscription Agreement occurred on November 12, 2009, pursuant to which, the Company sold 2009 Convertible Promissory Notes (“First Close Notes”) in the principal amount of $1,662,000 for a purchase price of $1,385,000. In addition, on November 13, 2009, the Company sold 2009 Convertible Promissory Notes in the principal amount of $441,000 for a purchase price of $367,500 (including $67,500 previously owed to a subscriber for legal services). The closing that occurred on November 13, 2009 was deemed part of the initial closing, such that, pursuant to the initial closing under the Subscription Agreement, the Company sold 2009 Convertible Promissory Notes in the aggregate principal amount of $2,103,000 for an aggregate purchase price of $1,752,500.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

The Company was required to redeem the 2009 Convertible Promissory Notes monthly commencing in May 2010 under the first closing and September 2010 under the second closing, in the amount of 14.28% of the initial principal amount of the 2009 Convertible Promissory Notes, in cash or common stock at the Company’s option, until the 2009 Convertible Promissory Notes were paid in full. The maturity date of the 2009 Convertible Promissory Notes, first close is November 12, 2010, and March 1, 2011 under the second close.

During the three months ended March 31, 2011, the Company issued 1,519,077 shares of common stock for debt of $150,390.  As of March 31, 2011 and December 31, 2010, the outstanding debt related to the 2009 Convertible Promissory Notes is $0 and $132,680 (net of discount of $19,229), respectively.

Interest expense from amortization of debt discounts related to the 2009 Convertible Promissory Notes for the three months ended March 31, 2011 and 2010 was $19,229 and $2,062,656, respectively.

7.	SERIES A-1 REDEEMABLE CONVERTIBLE PREFERRED STOCK

On March 3, 2009, the Company entered into a $5 million credit facility (“Facility”) with a life sciences fund. Under the terms of the agreement, the Company may draw down funds, as needed, from the investor through the issuance of Series A-1 redeemable convertible preferred stock, par value $.001, at a basis of 1 share of Series A-1 redeemable convertible preferred stock for every $10,000 invested. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial drawdown date, and is convertible into common stock at $0.75 per share at the option of the holder.

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

The outstanding balance at March 31, 2011 and December 31, 2010 was $1,130,165, respectively, and is convertible into 1,506,887 shares of the Company’s common stock.  The Company values the conversion option initially when each draw takes place (see section entitled “Conversion Option” in this footnote below).

The following table summarizes the Series A-1 redeemable convertible preferred stock outstanding at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Principal due	$1,130,164	1,130,165
Accrued dividend	247,642	219,492
Discount	(68,813)	(77,216)
Non-current portion	$1,308,993	1,272,441

Aggregate liquidation value*	$1,377,806	1,349,657

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $28,150 and $9,888 for the three months ended March 31, 2011 and 2010, respectively, which is recorded as interest expense in the accompanying consolidated statements of operations.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

Redemption Rights
Upon the earlier of (i) the fourth anniversary of the issuance date, and (ii) the occurrence of a major transaction, each holder shall have the right, to require the Company to redeem all or a portion of such holder’s share of Series A-1 preferred stock, at a price per share equal to the Series A-1 liquidation value. The Company has the option to pay the redemption price in cash or in shares of its common stock. The Company shall have the right to redeem all or a portion of the shares of Series A-1 redeemable preferred stock, at any time at a price per share of Series A-1 redeemable preferred stock equal to 100% of the Series A-1 liquidation value.

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

Conversion Option:
The embedded conversion option was valued at $158,309 and $212,447 at March 31, 2011 and December 31, 2010, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $54,138 and $499,241 for the three months ended March 31, 2011 and 2010, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives.

The assumptions used in the Black-Scholes model to value the embedded conversion option at March 31, 2011 were as follows: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 0.80%, and (4) expected life of 2.02 years.

Commitment fee and expenses
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

The Company also incurred a non-refundable commitment fee to the holder of this convertible preferred stock facility in the amount of $250,000. The initial fee went into delinquency and was modified on October 19, 2009. (See modification section in the footnote below.)

Beginning on the date of the first draw-down on April 6, 2009 (the loan maturity date is 4 years after the initial draw-down), the Company amortizes the deferred issuance costs ratably over the term of the Series A-1 redeemable convertible preferred stock facility.

Interest expense from amortization of the debt discount and deferred costs for the three months ended March 31, 2011 and 2010 was $109,855 and $315,615, respectively.

Modification of Series A-1 Convertible Redeemable Preferred Stock:
On  October 19, 2009, the Company entered into two letter agreements with Volation, pursuant to which (i) the Company reduced the conversion price of its existing outstanding Series A-1 convertible preferred stock issued to Volation to $.10 per share resulting in 22,880,000 shares of Common Stock upon conversion, (ii) the Company issued Volation 2,500,000 shares of its Common Stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in  non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between the Company and Volation.  The commitment fee was paid during the year ended December 31, 2010 by reducing the proceeds paid by the Series A-1 Preferred Stock investors by the amount of the commitment fee.

8.	SERIES B PREFERRED STOCK

On November 2, 2009 (“Effective Date”), the Company entered into a preferred stock purchase agreement with Optimus Life Sciences Capital Partners, LLC (“Investor” or “Optimus”). Pursuant to the purchase agreement, the Company agreed to sell, and the Investor agreed to purchase, in one or more purchases from time to time  at the Company’s sole discretion, (i) up to 1,000 shares of Series B preferred stock at a purchase price of $10,000 per share, for an aggregate purchase price of up to $10,000,000, and (ii) five-year warrants to purchase shares of the Company’s common stock  with an aggregate exercise price equal to 135% of the purchase price paid by the Investor, at an exercise price per share as follows:

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

•
On the sixth (6th) Trading Day following the Tranche Notice Date, the Exercise Price of the Optimus Warrant shall be adjusted  to equal the VWAP for the 5 trading days beginning on and including the Tranche Notice Date (as so adjusted, the “Adjusted Exercise Price”); and

•
If the Adjusted Exercise Price results in additional Warrant Shares being issuable to the Holder, such additional shares shall be delivered to the Holder within one Trading Day following the Adjustment Date.  If the Adjusted Exercise Price results in less Warrant Shares being issuable to the Holder, the excess Warrant Shares shall be returned by the Holder to the Company within one Trading Day following on the Adjustment Date.

The Warrants were issued in replacement of a five-year warrant to purchase 119,469,027 shares of common stock with an exercise price per share of $0.113 the Company issued on the Effective Date.

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

During 2010, the Company delivered tranche notices to Optimus Life Sciences Capital Partners, LLC for delivery of a total of 1,000 shares under the Series B preferred stock for funding in the amount of $10,000,000 ($9,485,000 in cash proceeds, $500,000 of commitment fee applied, and $15,000 in legal fees).

During 2010, in connection with the funding, the Company issued 95,870,362 shares of its common stock upon exercise of the same number of warrants, which were granted simultaneously with the Company’s tranche notices. During 2010, the Company received secured promissory notes in the amount of $13,500,000 to settle the warrant exercise.

Dividends
Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually.  Accrued dividends will be payable upon redemption of the Series B preferred stock.  Accrued dividends were $448,526 and $196,986 at March 31, 2011 and December 31, 2010, respectively.

Redemption Rights
Upon or after the fourth anniversary of the initial issuance date, the Company will have the right, at the Company’s option, to redeem all or a portion of the shares of the Series B preferred stock, at a price per share equal to 100% of the Series B liquidation value. The preferred stock may be redeemed at the Company’s option, commencing 4 years from the issuance date at a price per share of (a)  $10,000 per share plus accrued but unpaid dividends (the “Series B Liquidation Value”), or, at a price per share of : (x) 127% of the Series B Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series B Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series B Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.

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
March 31, 2011 and 2010
(Unaudited)

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

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at March 31, 2011.

The value of the secured promissory notes in the accompanying consolidated balance sheet was $10,428,425, net of discounts of $3,071,575 at March 31, 2011, reflecting a face value of $13,500,000. The value of the secured promissory notes in the accompanying consolidated balance sheet was $10,177,370, net of discounts of $3,322,630 at December 31, 2010, reflecting a face value of $13,500,000. The Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $3,519,238 during the year ended December 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes.

During the three months ended March 31, 2011 and 2010, the Company accreted interest on the promissory note in the amount of $251,055 and $12,715, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the three months ended March 31, 2011 and 2010 of $251,539 and $12,739, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

As of March 31, 2011 and December 31, 2010, 1,000 shares of Series B preferred stock were outstanding.

9.	SERIES C PREFERRED STOCK

On December 30, 2010 (the “Series C Effective Date”), the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”). Pursuant to the Series C Purchase Agreement:

•
The Company agreed to sell, and Socius agreed to purchase, in one or more purchases from time to time (each such purchase, a “Series C Tranche”) in the Company’s sole discretion (subject to the conditions set forth therein), (i) up to 2,500 shares of Series C Preferred Stock (the “Series C Preferred Shares”) at a purchase price of $10,000 per share, for an aggregate purchase price of up to $25,000,000, and (ii) a two-year warrant (the “Socius Warrant”) obligating Socius to purchase shares of the Company’s common stock (the “Common Stock” ) with an aggregate exercise price equal to 20% of the purchase price paid by Socius for the Series C Preferred Shares sold in each Series C Tranche, at an exercise price per share equal to the closing bid price of the Company’s Common Stock on the date the Company provides notice of such Series C Tranche (the “Series C Tranche Notice”). On each date that the Company delivers a Series C Tranche Notice to Socius, Socius shall also become obligated, pursuant to a right automatically vesting on such Series C Tranche Notice date, to purchase that number of shares of Common Stock (such shares of Common Stock the “Additional Investment Shares”) equal in dollar amount to 100% of the Series C Tranche amount set forth in the Series C Tranche Notice at a price per share equal to the closing bid price of the Common Stock on the Series C Tranche Notice date.

●
The Series C Purchase Agreement requires that, when the Company requests Socius to purchase a tranche of Series C Preferred Shares, the mandatory purchase by Socius of the related Additional Investment Shares must occur no later than sixty (60) calendar days following the Series C Tranche Notice date.

●
The Socius Warrant was issued to Socius on December 30, 2010 (the “Closing Date”) simultaneous with entering into the Series C Purchase Agreement. The Socius Warrant was issued with an initial exercise price per warrant is of $0.16 per share and for a total of up to 31,250,000 shares, subject to adjustment as described therein. On January 10, 2011, Socius and the Company entered into a letter agreement in which the parties agreed that, following arms-length negotiations and notwithstanding anything to the contrary in the Socius Warrant, that the initial number of shares issuable under the Socius Warrant, subject to the adjustment mechanism set forth therein, was equal to 30,000,000.

●
As required by the Purchase Agreement, the Socius Warrant must be exercised for such number of shares of Common Stock equal in amount to 20% of the cumulative purchase price paid by Socius for the Series C Preferred Shares. The maximum amount of Series C Preferred Stock that Socius may become obligated to purchase under all Series C Tranches is $25,000,000. Assuming the maximum drawdown of $25,000,000 by the Company under the Series C Purchase Agreement, Socius would be required to exercise the Socius Warrant to purchase 20% of this total dollar amount, or $5,000,000 worth of shares of Common Stock.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

●
The Letter Agreement modified the Socius Warrant only with respect to the initial number of underlying shares and expressly provides that, except as so modified, the Socius Warrant shall remain unchanged and shall continue in full force and effect.

●
At the initial closing pursuant to the Series C Purchase Agreement, which occurred on the Closing Date, (i) Socius purchased 400 Preferred Shares and the Company received gross proceeds of $4,000,000 (ii) the Company delivered to Socius an initial warrant (the “Initial Warrant”) obligating Socius to purchase shares of Common Stock with an aggregate purchase price of $800,000, which shall be automatically exercisable on the date a registration statement for the resale of all shares of Common Stock issuable pursuant to the Series C Purchase Agreement is declared effective (which effectiveness occurred on April 13, 2011), with delivery of such shares made to Socius on the trading day immediately following the exercise date at a per-share price equal to the closing bid price of the Common Stock on the delivery date, and (iii) Socius became obligated to purchase additional shares of Common Stock equal in aggregate dollar amount to $4,000,000 ( such shares of Common Stock the “Initial Investment Shares”), with delivery of such shares made to Socius on the trading day immediately following the date the registration statement is declared effective at a price per share equal to the closing bid price of Common Stock on the delivery date.

•
The Company agreed to pay to Socius a commitment fee of $1,250,000 (the “Commitment Fee”), at the earlier of the closing of the first Series C Tranche or the six month anniversary of the Series C Effective Date. This Commitment Fee is payable solely at the Company’s election, in cash or in the alternative, in shares of common stock valued at 88% of the volume weighted average price of the Company’s Common Stock on the five trading days preceding the payment date. If the Company elects to pay the Commitment Fee in shares of Common Stock, no cash payment would be due as the issuance of shares would satisfy the Commitment Fee obligation in full.

•
The Company agreed to use its best efforts to file within 60 days of the Series C Effective Date, and cause to become effective as soon as possible thereafter, a registration statement with the Securities and Exchange Commission for the resale of all shares of Common Stock issuable pursuant to the Series C Purchase Agreement, including the shares of Common Stock underlying the Socius Warrant, shares of the Common Stock issuable upon exercise of the Initial Warrant, shares of Common Stock issuable as Initial Investment Shares, shares of Common Stock issuable as Additional Investment Shares, and shares of Common Stock issuable in payment of the Commitment Fee.

●
In the event that Socius does not comply with its obligations under the Series C Purchase Agreement (including its obligations to exercise the Socius Warrant), the Series C Purchase Agreement provides that, in addition to being entitled to exercise all rights provided therein or granted by law, the Company would be entitled to seek specific performance by Socius under the Series C Purchase Agreement and the Socius Warrant.

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

Dividends
Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series C preferred stock.

Redemption Rights
Upon or after the fourth anniversary of the initial issuance date, the Company will have the right, at the Company’s option, to redeem all or a portion of the shares of the Series C preferred stock, at a price per share equal to 100% of the Series C liquidation value. The preferred stock may be redeemed at the Company’s option, commencing 4 years from the issuance date at a price per share of (a) $10,000 per share plus accrued but unpaid dividends (the “Series C Liquidation Value”), or, at a price per share of : (x) 136% of the Series C Liquidation Value if redeemed prior to the first anniversary of the initial issuance date, (y) 127% of the Series C Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series C Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

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

The Company recorded dividends on its Series C preferred stock during the three months ended March 31, 2011 and 2010 of $59,178 and $0, respectively. Upon issuance of the note receivable, the accrued dividends will be offset by the accretion of the note receivable discount.

The Company has classified the Series C redeemable preferred stock in the equity section in its consolidated balance sheets. As of March 31, 2011 and December 31, 2010, 400 shares of Series C preferred stock were outstanding.

10.	WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price $	Life (in years)	(000) $
Outstanding, December 31, 2010	134,931,242	0.12	3.54
Granted	5,663,445	0.27
Exercised	(27,613,443)	0.10
Forfeited/Canceled	(300,000)	0.96
Outstanding, March 31, 2011 (unaudited)	112,681,244	0.13	3.36	8,387

Exercisable, March 31, 2011 (unaudited)	112,681,244	0.13	3.36	8,387

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at March 31, 2011:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price $	of Shares	Life (Years)	Price $
.10 - .11	106,261,441	3.31	0.10
.20 - .30	1,630,000	4.76	0.25
.38-.39	1,330,636	6.32	0.39
.40-.45	2,065,000	2.82	0.42
.70-.85	1,001,250	3.94	0.73
2.20-2.54	392,917	0.12	2.48
	112,681,244

During the three months ended March 31, 2011, the Company issued 3,260,000 warrants to consultants. The warrants were 5 year warrants with an exercise price ranging from $0.20 to $0.70. The fair value of the warrants at the date of issuance was approximately $634,000 which was recorded as consulting expense in the accompanying consolidated financial statements. The Company used the Black-Scholes option pricing model to value the warrants using the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 2.01%, and (4) expected life of 5 years.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

During the three months ended March 31, 2011, the Company extended the expiration date of 2,403,445 warrants that had expired on December 31, 2010. The fair value of the warrants at the extension date was approximately $470,000 which was recorded as financing costs in the accompanying consolidated statement of operations. The Company used the Black-Scholes option pricing model to value the warrants using the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 1.02%, and (4) expected life of 4 years.

During the three months ended March 31, 2011, there were 13,404,506 warrants exercised for $1,258,135 in cash and 14,208,937 warrants exercised using the cashless exercise provision.

11.	STOCKHOLDERS’ EQUITY TRANSACTIONS
During the three months ended March 31, 2011, the Company issued 1,519,077 shares related to the convertible debenture redemptions for the principal amount of $150,390.

During the three months ended March 31, 2011, the Company issued 636,126 shares for the exercise of 1,500,000 non-employee options and relieved the derivative liability for $160,161.

On January 1, 2001, the Company issued 1,630,000 shares of common stock in connection with consulting agreements. The agreements are for one year unless terminated by either party. The Company recognized consulting expense of $342,300 related to these agreements during the three months ended March 31, 2011.

On January 11, 2011, per Gary Rabin’s employment agreement, the Company issued 5,000,000 shares of restricted common stock. The Company valued the shares at $0.14 per share for a value of $700,000. The Company will amortize this expense over the earlier of one year or the naming of a new CEO. During the three months ended March 31, 2011, the Company recorded $175,000 as payroll expense in the accompanying consolidated statement of operations.

On February 11, 2011, the Company entered into an agreement with Gemini Master Fund (“Gemini”), whereby, the Company issued 20,000,000 shares to settle errors involving warrant issuances to Gemini. The Company relieved the warrant liability and recorded a financing cost of $2,155,548 in the accompanying consolidated statement of operations.

On February 14, 2011, the Company issued Robert Lanza 12,421,101 shares of common stock. The Company had granted these shares to Mr. Lanza during 2010 and had recorded the compensation expense and an accrued liability for $1,117,899 as of December 31, 2010. The Company relieved the accrued liability with the issuance of the shares.

On February 15, 2011, the Company issued 3,222,786 shares of common stock valued at $654,000 to Optimus CG II Ltd, which was related to the true-up of shares issued on conversion of warrants. The Company has recorded the expense as a finance cost and the accrued liability in the 2010 consolidated financial statements. The Company relieved the accrued liability with the issuance of the shares.

On February 15, 2011, the Company issued Transition Holdings, Ltd. 7,413,000 shares of common stock for full settlement of the licensing agreements between Transition Holdings, Ltd. and the Company. The Company had recorded the value of the shares in the December 31, 2010 consolidated financial statements as advances payable. The Company relieved the advances payable with the issuance of the shares.

On February 16, 2011, the Company issued a board member 406,324 shares of common stock valued at $73,138 as compensation for board services.

During the three months ended March 31, 2011, the Company issued 3,252,066 shares of common stock for the cashless exercise of 14,208,937 warrants. The warrants were executed in accordance with their terms.

During the three months ended March 31, 2011, the Company received $1,258,136 from the cash exercise of 13,404,506 warrants.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

12.	STOCK-BASED COMPENSATION

Stock Plans

The following table summarizes the Company's stock incentive plans as of March 31, 2011:

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant
2004 Stock Plan	2,492,000	820,000	370,000
2004 Stock Plan II	1,301,161	1,071,161	230,000
2005 Stock Plan	53,952,983	49,442,457	126,563,995
	57,746,144	51,333,618	127,163,995

Stock Option Activity

A summary of option activity for the years ended March 31, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, December 31, 2010	48,376,119	$0.23	7.56	$3,825
Granted	4,457,499	-
Exercised	(1,500,000)	-
Forfeited/canceled	-	-
Outstanding, March 31, 2011	51,333,618	$0.23	7.74	$2,663

Vested and expected to vest at March 31, 2011	48,968,533	$0.24	7.63	$2,541
Exercisable, March 31, 2011	33,140,654	$0.29	6.56	$1,721

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011 and 2010
(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Exercise	Remaining	Number	Exercise	Remaining
Price	of Shares	Price	Life (Years)	of Shares	Price	Life (Years)
$0.05	820,000	$0.05	3.37	820,000	$0.05	3.37
0.09	12,390,000	0.09	8.85	3,484,689	0.09	8.85
0.10 - 0.14	20,501,273	0.11	8.48	16,334,606	0.10	7.32
0.19 - 0.21	10,269,168	0.20	7.99	5,148,181	0.21	6.87
0.25	1,071,161	0.25	3.76	1,071,161	0.25	3.76
0.85	5,604,099	0.85	3.84	5,604,100	0.85	3.84
$1.35 - 2.48	677,917	$2.04	4.61	677,917	$2.04	4.61
	51,333,618			33,140,654

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the three months ended March 31, 2011 are as follows:

2011
Risk-free interest rate	1.93%
Expected life of the options	5.27 years
Expected volatility	170%
Expected dividend yield	0%
Expected forfeitures	13%

13.	COMMITMENTS AND CONTINGENCIES

The Company in the ordinary course of business is generally subject to claims, complaints, and legal actions. At March 31, 2011, management believes that the Company is not a party to any action that would have a material impact on its financial condition, operations or cash flows.

The Company has entered into employment contracts with certain executives and research personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term.

14.	SUBSEQUENT EVENTS

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures are effective for the annual reporting period beginning after December 15, 2010. We will provide the required disclosures beginning with our Annual Report on Form 10-K for the year ending December 31, 2011. Based on the initial evaluation, we do not anticipate a material impact to our financial position, results of operations or cash flows as a result of this change.

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,		Three Months Ended March 31,
	2011		2010
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$153,688	100.0%	$205,158	100.0%
Cost of revenue	22,900	14.9%	66,650	32.5%
Gross profit	130,788	85.1%	138,508	67.5%
Research and development expenses	1,474,773	959.6%	3,895,581	1898.8%
General and administrative expenses	3,197,526	2080.5%	11,218,243	5468.1%
Loss on settlement of litigation	294,144	191.4%	-	0.0%
Non-operating income (expense)	1,493,618	971.9%	(2,874,317)	-1401.0%
Net loss	$(3,342,037)	-2174.6%	$(17,849,633)	-8700.4%

Revenue

Revenue for the three months ended March 31, 2011 and 2010 was $153,688 and $205,158, respectively, which represented a decrease of $51,470, or 25%. These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the three months ended March 31, 2011 was due to licenses being terminated during the fourth quarter 2010.

Research and Development Expenses and Grant Reimbursements

R&D expenses for the three months ended March 31, 2011 and 2010 were $1,474,773 and $3,895,581, respectively, a decrease of $2,420,808, or 62%. R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research. The decrease in R&D expenditures during the three months ended March 31, 2011 as compared to the same period in 2010 is because during the three months ended March 31, 2010, we expensed approximately $2,700,000 related to 30,192,203 shares of common stock that were issued or expected to be issued to our chief scientific officer.

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

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2011 and 2010 were $3,197,526 and $11,218,243, respectively, a decrease of $8,020,717, or 71%. The first quarter 2011 decrease was because during the three months ended March 31, 2010, we expensed approximately $8,000,000 related to 89,280,595 shares of common stock that were issued or expected to be issued to our chief executive officer per his employment agreement.

Loss on settlement of litigation

Loss on settlement of litigation for the three months ended March 31, 2011 and 2010 were $294,144 and $0, respectively, an increase of 294,144 or 100%. The increase was primarily due to the settlement with Transition Holdings, Inc. We had accrued $3,205,856 as of December 31, 2010 and then expensed the remaining $294,144 settlement amount during the three months ended March 31, 2011.

Non-operating income (expense)

Non-operating income (expense) for the three months ended March 31, 2011 and 2010 was $1,493,618 and ($2,874,317), respectively, which represents an increase of $4,367,935 or 152%. The change in non-operating income (expense) during the three months ended March 31, 2011, compared to that of 2010, relates primarily to the change in fair value of derivatives. During the three months ended March 31, 2011, the fair value of the derivative liabilities decreased by $4,789,419 compared to a decrease of $1,584,704 for the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company incurred approximately $2,000,000 in financing costs associated with the Gemini Master Fund warrant settlement. Interest expense was $681,710 for the three months ended March 31, 2011 compared to $3,352,774 for the three months ended March 31, 2010. The decrease in interest expense is due to the decrease in the overall debt.

Net Income (Loss)

Net loss for the three months ended March 31, 2011 and 2010 was $3,342,037 and $17,849,633, respectively. The change in net loss in each period is primarily related to the decrease in payroll expenses related to the shares issued to our chief executive officer and our chief scientific officer and the changes in the fair value of the derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2011	2010
Net cash used in operating activities	$(3,378,500)	$(2,930,070)
Net cash used in investing activities	(19,072)	(89,948)
Net cash provided by financing activities	1,258,136	5,658,865
Net increase (decrease) in cash and cash equivalents	(2,139,436)	2,638,847
Cash and cash equivalents at the end of the period	$13,479,973	$5,177,685

Operating Activities

Our net cash used in operating activities during the three months ended March 31, 2011 and 2010 was $3,378,500 and $2,930,070, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures.

Cash Flows from Investing

Cash used in investing activities during the three months ended March 31, 2011 and 2010 was $19,072 and $89,948, respectively. Our cash used in investing activities during the three months ended March 31, 2011 was attributed to the purchase of fixed assets for approximately $19,000.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2011 and 2010 was $1,258,136 and $5,658,865, respectively. During the three months ended March 31, 2011, we received $1,258,136 from the exercise of warrants.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of March 31, 2011, we have approximately $13,750,000 in cash.
•	As of March31, 2011, approximately $1,580,000 is available to us upon the sale of our Series A-1 preferred stock for a maximum placement commitment of $5 million.
•	As of March 31, 2011, $21,000,000 is available to us upon the sale of our Series C preferred stock for a maximum placement commitment of $25,000,000.
•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

On a long term basis, we have no expectation of generating any meaningful revenues from our product candidates for a substantial period of time and will rely on raising funds in capital transactions to finance our research and development programs. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting and enforcing patents, and other costs associated with commercializing our potential products. We intend to seek additional funding primarily through public or private financing transactions, and, to a lesser degree, new licensing or scientific collaborations, grants from governmental or other institutions, and other related transactions. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. We anticipate that our available cash and expected income will be sufficient to finance most of our current activities for the foreseeable future. We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended March 31, 2011, it would not have had a material effect on our results of operations or cash flows for that period.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 17, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, we issued 3,252,066 shares of common stock for the cashless exercise of 14,208,937 warrants.

During the three months ended March 31, 2011, we issued 1,519,077 shares upon conversion of debentures redemptions in the principal amount of $150,390.

During the three months ended March 31, 2011, we issued 636,126 shares for the exercise of 1,500,000 options.

On January 11, 2011, per Gary Rabin’s employment agreement, we issued 5,000,0000 of common stock to Gary Rabin.

On February 11, 2011, we entered into an agreement with Gemini Master Fund (“Gemini”), whereby, we issued 20,000,000 shares to settle all past and current warrant issuances.

On February 14, 2011, we issued Robert Lanza 12,421,101 shares of common stock for services.

On February 15, 2011, we issued Transition Holdings, Ltd. 7,413,000 shares of common stock for full settlement of the licensing agreement with Transition Holdings, Ltd.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act opf 1933, as amended.

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
Gary Rabin
Interim Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Oficer)
Dated: May 6, 2011