Form 10-Q
period 2011-06-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2011-08-04
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 29, 2011:
Common Stock, $0.001 par value per share	1,590,808,502 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2011 AND DECEMBER 31, 2010

	June 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,114,324	$15,889,409
Deferred royalty fees, current portion	77,017	91,598
Prepaid expenses	344,497	-
Total current assets	16,535,838	15,981,007

Property and equipment, net	183,538	185,102
Deferred royalty fees, less current portion	263,870	295,089
Deposits	14,766	14,766
Deferred issuance costs	1,782,648	2,578,188

TOTAL ASSETS	$18,780,660	$19,054,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,925,861	$1,982,743
Accrued expenses	1,610,230	4,971,304
Accrued settlement	-	3,205,856
Deferred revenue, current portion	310,412	506,418
2009 Convertible promissory notes, current portion, net of discounts of $0 and $19,229, respectively	-	132,680
Embedded conversion option liabilities, current portion	-	537,249
Deferred joint venture obligations, current portion	1,853	6,870
Total current liabilities	3,848,356	11,343,120

Convertible promissory notes, less current portion, net of discounts of $222,095 and $285,005, respectively	65,690	2,780
Embedded conversion option liabilities, less current portion	598,229	482,686
Warrant and option derivative liabilities	16,931,286	27,307,218
Deferred revenue, less current portion	2,187,627	2,298,997
Total liabilities	23,631,188	41,434,801

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, 113 and 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,408,958 and $1,349,657, respectively	1,348,642	1,272,441

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 800 and 400 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1	-
Common stock, $0.001par value; 1,750,000,000 shares authorized, 1,588,670,748 and 1,439,826,362 shares issued and outstanding at June 30, 2011 and December 31, 2010, respectively	1,588,671	1,439,826
Additional paid-in capital	200,370,360	166,033,976
Promissory notes receivable and accrued interest, net of discount of $4,282,786 and $3,322,630, respectively	(18,978,857)	(10,177,370)
Accumulated deficit	(189,179,346)	(180,949,523)
Total stockholders' deficit	(6,199,170)	(23,653,090)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$18,780,660	$19,054,152

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue (License fees and royalties)	$153,688	$205,158	$307,376	$410,316
Cost of Revenue	281,500	66,650	304,400	133,300
Gross profit (loss)	(127,812)	138,508	2,976	277,016

Operating expenses:
Research and development	1,532,271	1,484,141	3,007,044	5,379,722
General and administrative expenses	1,951,728	1,349,219	5,149,254	12,567,462
Change in estimate of accrued liabilities	-	(1,569,966)	-	(1,569,966)
Loss on settlement of litigation	-	-	294,144	-
Total operating expenses	3,483,999	1,263,394	8,450,442	16,377,218
Loss from operations	(3,611,811)	(1,124,886)	(8,447,466)	(16,100,202)

Non-operating income (expense):
Interest income	10,765	7,936	22,549	10,979
Interest expense and late fees	(272,171)	(2,429,519)	(953,881)	(5,782,293)
Gain on forgiveness of debt	-	27,973	-	27,973
Finance cost	(245,734)	(493,110)	(2,871,609)	(1,602,400)
Adjustments to fair value of derivatives	(701,198)	6,942,005	4,088,221	8,526,709
Total non-operating income (expense)	(1,208,338)	4,055,285	285,280	1,180,968

Loss before income tax	(4,820,149)	2,930,399	(8,162,186)	(14,919,234)

Income tax	-	-	-	-

Net loss	$(4,820,149)	$2,930,399	$(8,162,186)	$(14,919,234)

Weighted average shares outstanding :
Basic and diluted	1,543,519,167	882,666,998	1,510,945,682	708,524,844

Loss per share:
Basic and diluted	$(0.00)	$0.00	$(0.01)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED JUNE 30, 2011

							Additional	Promissory		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Notes	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable, net	Deficit	Deficit
Balance December 31, 2010	1,000	$1	400	$-	1,439,826,362	$1,439,826	$166,033,976	$(10,177,370)	$(180,949,523)	$(23,653,090)

Convertible debenture redemptions	-	-	-	-	1,519,077	1,519	150,390	-	-	151,909

Shares issued for compensation	-	-	-	-	5,406,324	5,406	417,732	-	-	423,138

Shares issued for accrued liabilities					23,205,895	23,206	2,998,693	-	-	3,021,899

Common stock issued for settlements	-	-	-	-	7,413,000	7,413	3,492,587	-	-	3,500,000

Common stock issued for finance costs	-	-	-	-	21,987,829	21,988	3,935,821	-	-	3,957,809

Warrant exercises	-	-	-	-	33,209,614	33,210	9,112,633	-	-	9,145,843

Option exercises	-	-	-	-	1,386,126	1,386	196,276	-	-	197,662

Shares issued for services	-	-	-	-	2,381,406	2,381	473,519	-	-	475,900

Accrued dividends on Series B and C Preferred Stock	-	-	-	-	-	-	638,202	-	(638,202)	-

Accretion of note receivable discount Series B and C Preferred Stock	-	-	-	-	-	-	-	(570,565)	570,565	-

Option compensation charges	-	-	-	-	-	-	741,946	-	-	741,946

Issuance of Series C preferred stock	-	-	400	1	-	-	3,999,999	-	-	4,000,000

Issuance of Common Stock to Socius for note receivable	-	-	-	-	43,612,596	43,613	6,815,489	(6,859,102)	-	-

Common stock issued upon exercise of Series C preferred stock warrants and issuance of note receivable	-	-	-	-	8,722,519	8,723	1,363,097	(1,371,820)	-	-

Net loss for the six months ended June 30, 2011	-	-	-	-	-	-	-	-	(8,162,186)	(8,162,186)

Balance June 30, 2011 (unaudited)	1,000	$1	800	$1	1,588,670,748	$1,588,671	$200,370,360	$(18,978,857)	$(189,179,346)	$(6,199,170)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(UNAUDITED)

	Six Months Ended June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,162,186)	$(14,919,234)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	38,394	67,437
Amortization	627,986	5,332,761
Redeemable preferred stock dividend accrual	59,301	38,333
Stock based compensation	741,946	536,816
Adjustments to fair value of derivatives	(4,088,221)	(8,526,709)
Shares of common stock issued for services	475,900	11,207,368
Shares of common stock issued for compensation	423,138
Non-cash financing costs	2,871,609	1,602,400
Loss on settlement of litigation	294,144	-
Warrants and options issued for consulting services	769,347	97,159
Gain on forgiveness of debt	-	(27,973)
(Increase) / decrease in assets:
Prepaid expenses	(344,497)	9,054
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(396,056)	(401,868)
Deferred revenue	-	150,000

Net cash used in operating activities	(6,689,195)	(4,834,456)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,830)	(173,899)
Payment of lease deposits	-	(12,596)

Net cash used in investing activities	(36,830)	(186,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	2,950,940	3,700
Proceeds from issuance of convertible debentures	-	1,685,000
Proceeds from convertible promissory notes	-	2,650,000
Proceeds from issuance of Series A-1 convertible preferred stock, net	-	830,165
Proceeds from issuance of Series B preferred stock, net	4,000,000	1,985,000

Net cash provided by financing activities	6,950,940	7,153,865

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	224,915	2,132,914

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	15,889,409	2,538,838

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$16,114,324	$4,671,752

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$9,244

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 1,519,077 and 57,505,561 shares of common stock in redemption of debt	$151,909	$4,716,989
Issuance of 0 and 59,802,482 shares of common stock in conversion of debt and preferred stock	$-	$4,608,355
Issuance of note receivable on issuance of shares and exercise of warrants for 52,335,115 and 32,589,112 shares of common stock	$9,600,000	$3,375,000
Record note receivable discount related to Series C preferred stock	1,369,078	-
Issuance of 30,618,895 and 178,600 shares of common stock for liabilities	$6,227,755	$12,502
Issuance of 0 and 28,600 shares of common stock for accrued settlement	$-	$2,002
Issuance of 0 and 150,000 shares of common stock for services	$-	10,500
Issuance of 0 and 107,051,697 shares of common stock in payment of executive compensation	$-	9,634,653
Issuance of 0 and 250,000 shares of common stock in payment of financing costs	$-	$22,500
Series B and C preferred stock dividend	$638,202	$70,958
Interest accreted on promissory notes receivable	$570,565	$70,822
Issuance of 5,239,895 and 32,589,112 shares of common stock for cashless exercise of warrants	$1,268,936	$3,375,000
Issuance of 1,386,126 and 0 shares of common stock for exercise of options	$197,663	$-

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

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of June 30, 2011 and December 31, 2010, the Company had deposits in excess of federally-insured limits totaling $15,614,324 and $15,399,150, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Deferred Issuance Costs — The deferred issuance costs consist of the following:

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

Intangible and Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	June 30, 2011
	As of	Using Fair Value Hierarchy
Derivative Liabilities	June 30, 2011	Level 1	Level 2	Level 3
Warrant derivative liabilities	$16,931,286	$-	16,931,286	-
Embedded conversion option liabilities	598,229	-	598,229	-
	$17,529,515	$-	17,529,515	-

For the three and six months ended June 30, 2011 the Company recognized a loss of $701,198 and a gain of $4,088,221, respectively, for the changes in the valuation of derivative liabilities.  For the three and six months ended June 30, 2010 the Company recognized a gain of $6,942,005 and $8,526,709, respectively, for the changes in the valuation of derivative liabilities.

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

In connection with its license agreements, the Company recorded $153,688, and $307,376 in license fee revenue for the three and six months ended June 30, 2011, respectively, and the Company recorded $205,158, and $410,316 in license fee revenue for the three and six months ended June 30, 2010, respectively in its accompanying consolidated statements of operations, and the remainder of the license fees have been accrued in deferred revenue at June 30, 2011 and 2010, respectively.

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

Share-Based Compensation —The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 54,583,618 options outstanding as of June 30, 2011.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Applicable interest and penalties associated with unrecognized tax benefits are classified as additional income taxes in the statements of operations.

Net Loss Per Share — Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The Company accrues dividends on the Series B Preferred Stock and the Series C Preferred Stock at 10% and 6%, respectively.  The dividends are accrued from the issuance date and compounded annually.  As discussed in Note 8, the Company offsets the accrued dividends for the Series B and C Preferred Stock by the accretion of the note receivable discounts.  The following tables show the amount available to common stockholders for the three and six months ended June 30, 2011 and 2010.

	Three Months Ended June 30,
	2011	2010
Net loss	$(4,820,149)	$2,930,399
Dividends for preferred stockholders	(327,485)	(58,219)
Accretion of note receivable discount	319,510	58,107
Net income (loss) available to common stockholders	$(4,828,124)	$2,930,287

	Six Months Ended June 30,
	2011	2010
Net loss	$(8,162,186)	$(14,919,234)
Dividends for preferred stockholders	(638,202)	(70,959)
Accretion of note receivable discount	570,565	70,822
Net loss available to common stockholders	$(8,229,823)	$(14,919,371)

At June 30, 2011 and 2010, approximately 132,371,922 and 128,298,797 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks — Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Exeter Life Sciences, Inc.	20%	15%	20%	15%
START Licensing, Inc.	16%	12%	16%	12%
International Stem Cell Corporation	24%	18%	24%	18%
Transition Holdings, Inc.	-	25%	-	25%
CHA Biotech and SCRMI	21%	16%	21%	16%
Lifeline	11%	*	11%	*

*License revenue earned during the period was less than 10% of total license revenue.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Other risks include the uncertainty of the regulatory environment and the effect of future regulations on the Company’s business activities. As the Company is a biotechnology research and development company, there is also the attendant risk that someone could commence legal proceedings over the Company’s discoveries. Acts of God could also adversely affect the Company’s business.

Recent Accounting Pronouncements

In December 2010, the FASB issued updated guidance on when and how to perform certain steps of the periodic goodwill impairment test for public entities that may have reporting units with zero or negative carrying amounts. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.  The adoption of this standard update did not impact the Company’s consolidated financial statements.

In December 2010, the FASB also issued guidance to clarify the reporting of pro forma financial information related to business combinations of public entities and to expand certain supplemental pro forma disclosures. This guidance is effective prospectively for business combinations that occur on or after the beginning of the fiscal year beginning on or after December 15, 2010, with early adoption permitted. It is applicable to the Company’s fiscal year beginning June 1, 2011. The adoption of this standard update did not impact the Company’s consolidated financial statements.

In May 2011, the FASB issued guidance to amend certain measurement and disclosure requirements related to fair value measurements to improve consistency with international reporting standards. This guidance is effective prospectively for public entities for interim and annual reporting periods beginning after December 15, 2011, with early adoption by public entities prohibited. The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income that will require a company to present components of net income and other comprehensive income in one continuous statement or in two separate, but consecutive statements. There are no changes to the components that are recognized in net income or other comprehensive income under current GAAP. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011, with early adoption permitted.  The Company is currently evaluating this guidance, but does not expect its adoption will have a material effect on its consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

3.	SETTLEMENT AND CANCELATION OF LICENSE AGREEMENT

On December 18, 2008, the Company entered into a license agreement with Transition Holdings, Inc. for certain of the Company’s non-core technology. Under the agreement, the Company received $2,000,000, less wire fees. The Company further received $1,500,000 in 2009. The Company had initially recorded the transactions as deferred revenue and was amortizing the revenue over its 17-year patent useful life. In December 2010, the Company received notice that Transition Holdings, Inc. was disputing the nature of the arrangement, and subsequently entered into a settlement arrangement with Transition Holdings, Inc. As a result of this settlement, the Company reclassified the unamortized license fee in the amount of $3,205,856 from deferred revenue to accrued settlement.  On February 15, 2011, the Company issued 7,413,000 shares as payment in full, relieved the accrued liability of $3,205,856 and recorded a loss on settlement of $294,144 which is recorded as “loss on settlement of litigation” in the accompanying consolidated statement of operations.

4.	INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“Cha Biotech”) formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and will receive another 7% interest upon fulfilling certain obligations under the agreement over a period of 3 years. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 60% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program. Effective May 1, 2010, the Company was no longer obligated to provide laboratory space to SCRMI, and the Company holds a 40% interest in the joint venture and CHA Bio & Diostech, Ltd. owns a 60% interest. The two partners to the joint venture are in negotiations on further funding of the joint venture, but there can be no assurances that an agreement will be reached. Any financial statement impact at this time is unclear should an agreement not be reached.

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $7,353, and $14,706 in license fee revenue for the three and six months ended June 30, 2011 and $7,353 and $14,706 for the three and six months ended June 2010, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $425,245 and $439,951 is included in deferred revenue in the accompanying consolidated balance sheets at June 30, 2011 and December 31, 2010, respectively.

The following table is a summary of key financial data for the joint venture as of and for the six months ended June 30, 2011 and 2010.

	June 30,
	2011	2010
Current assets	$578,142	$650,133
Noncurrent assets	$119,468	$701,262
Current liabilities	$1,447,504	$1,045,104
Noncurrent liabilities	$2,265,463	$607,527
Net revenue	$38,336	$13,386
Net loss	$(839,237)	$(975,573)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Machinery & equipment	$1,488,527	$1,488,527
Computer equipment	449,893	449,893
Office furniture	82,822	76,201
Leasehold improvements	311,592	281,383
Capital leases	51,235	51,235
	2,384,069	2,347,239

Accumulated depreciation	(2,200,531)	(2,162,137)
Property and equipment, net	$183,538	$185,102

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation expense for the three and six months ended June 30, 2011 amounted to $17,109 and $38,394, respectively. Depreciation expense for the three and six months ended June 30, 2010 amounted to $22,355and $67,437, respectively.

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

As of June 30, 2011 and December 31, 2010, the convertible promissory notes were convertible at the option of the holders into a total of 2,877,850 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $450,381 and $628,919 as of June 30, 2011 and December 31, 2010, respectively. The decrease in the fair value of this liability was $178,538 and $19,552 during the three and six months ended June 30, 2011, an increase in fair value of $539,382 during the three months ended June 30, 2010 and a decrease in fair value of $280,601 during the six months ended June 30, 2010, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at June 30, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 165%, (3) risk-free interest rate of 0.47%, and (4) expected life of 1.75 years.

Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three and six months ended June 30, 2011 was $31,629 and $62,910, respectively.  Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three and six months ended June 30, 2010 was $1,179,480 and $1,841,668, respectively.

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

During the six months ended June 30, 2011, the Company issued 1,519,077 shares of common stock for debt of $150,390.  As of June 30, 2011 and December 31, 2010, the outstanding debt related to the 2009 Convertible Promissory Notes is $0 and $132,680 (net of discount of $19,229), respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense from amortization of debt discounts related to the 2009 Convertible Promissory Notes for the three and six months ended June 30, 2011 was $0 and $19,229, respectively and for the three and six months ended June 30, 2010 was $910,910 and $2,973,566, respectively.

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

The outstanding balance at June 30, 2011 and December 31, 2010 was $1,130,165, respectively, and is convertible into 1,506,887 shares of the Company’s common stock.  The Company values the conversion option initially when each draw takes place (see section entitled “Conversion Option” in this footnote below). As of June 30, 2011, the Company has drawn $3,418,166 of the $5,000,000 commitment.

The following table summarizes the Series A-1 redeemable convertible preferred stock outstanding at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Principal due	$1,130,165	1,130,165
Accrued dividend	278,793	219,492
Debt discount	(60,317)	(77,216)
Non-current portion	$1,348,641	1,272,441

Aggregate liquidation value*	$1,408,958	1,349,657

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $31,152 and $59,302 for the three and six months ended June 30, 2011, respectively, and $28,446 and $38,334 for the three and six months ended June 30, 2010, respectively, which is recorded as interest expense in the accompanying consolidated statements of operations.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Conversion Option:
The embedded conversion option was valued at $147,848 and $212,447 at June 30, 2011 and December 31, 2010, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $10,461 and $64,599 for the three and six months ended June 30, 2011, respectively, and $29,027 and $528,268 for the three and six months ended June 30, 2010, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives.

The assumptions used in the Black-Scholes model to value the embedded conversion option at June 30, 2011 were as follows: (1) dividend yield of 0%; (2) expected volatility of 165%, (3) risk-free interest rate of 0.80%, and (4) expected life of 1.77 years.

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

Interest expense from amortization of the debt discount and deferred costs for the three and six months ended June 30, 2011 was $111,075 and $220,930, respectively, and for the three and six months ended June 30, 2010 was $111,075 and $426,690, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Dividends
Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually.  Accrued dividends will be payable upon redemption of the Series B preferred stock.  Accrued dividends were $706,970 and $196,986 at June 30, 2011 and December 31, 2010, respectively.

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

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at June 30, 2011.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The value of the secured promissory notes in the accompanying consolidated balance sheet was $10,686,372, net of discounts of $2,954,750 plus accrued interest of $141,122 at June 30, 2011, reflecting a face value of $13,500,000. The value of the secured promissory notes in the accompanying consolidated balance sheet was $10,177,370, net of discounts of $3,322,630 at December 31, 2010, reflecting a face value of $13,500,000. The Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $3,519,238 during the year ended December 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes.

During the three and six months ended June 30, 2011, the Company accreted interest on the promissory note in the amount of $257,947 and $509,002, respectively, and during the three and six months ended June 30, 2010, the Company accreted interest on the promissory note in the amount of $58,107 and $70,822, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the six months ended June 30, 2011 of $258,444 and $509,983, respectively, and during the six months ended June 30, 2010 of $58,219 and $70,958, respectively.  The accrued dividends are offset by the accretion of the note receivable discount.

As of June 30, 2011 and December 31, 2010, 1,000 shares of Series B preferred stock were outstanding.

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

•
The Series C Purchase Agreement requires that, when the Company requests Socius to purchase a tranche of Series C Preferred Shares, the mandatory purchase by Socius of the related Additional Investment Shares must occur no later than sixty (60) calendar days following the Series C Tranche Notice date.

•
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

•
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

•
The Letter Agreement modified the Socius Warrant only with respect to the initial number of underlying shares and expressly provides that, except as so modified, the Socius Warrant shall remain unchanged and shall continue in full force and effect.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

•
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

•
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

On June 16, 2011, the Company delivered the second Series C Tranche notice to Socius for delivery of a total of 400 shares under the Series C preferred stock for funding in the amount of $4,000,000.

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
Accrued dividends were $128,219 and $0 at June 30, 2011 and December 31, 2010, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Related Secured Promissory Notes Receivable:
In accordance with the terms of the Series C preferred stock agreement, on April 14, 2011 and associated with the first Series C Tranche notice which occurred on December 31, 2010, Socius issued to the Company a secured promissory note of $4,000,000 for 22,222,222 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,444,444 shares of common stock.  On June 16, 2011 and associated with the second Series C Tranche notice, Socius issued to the Company a secured promissory note of $4,000,000 for 21,390,374 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,278,075 shares of common stock.  Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at June 30, 2011.

The value of the secured promissory notes in the accompanying consolidated balance sheet was $8,292,485, net of discounts of $1,328,036 plus accrued interest of $20,521 at June 30, 2011, reflecting a face value of $9,600,000.  The Company determined that a 6% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series C preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $1,369,079 during the six months ended June 30, 2011. The Company accretes interest at 6% over the respective four-year terms of the promissory notes.

During the three and six months ended June 30, 2011, the Company accreted interest on the promissory note in the amount of $61,563 and $61,563, respectively, and during the three and six months ended June 30, 2010, the Company accreted interest on the promissory note in the amount of $0 and $0, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the six months ended June 30, 2011 of $69,041 and $128,219, respectively, and during the six months ended June 30, 2010 of $0 and $0, respectively.  The accrued dividends are offset by the accretion of the note receivable discount.

The Company has classified the Series C redeemable preferred stock in the equity section in its consolidated balance sheets.  As of June 30, 2011 and December 31, 2010, 800 and 400 shares of Series C preferred stock were outstanding, respectively.

10.	WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price $	Life (in years)	(000) $
Outstanding, December 31, 2010	134,931,242	0.12	3.54
Granted	14,538,980	0.22
Exercised	(53,539,004)	0.09
Forfeited/Canceled	(620,000)	1.78
Outstanding, June 30, 2010 (unaudited)	95,311,218	0.12	3.13	7,921

Exercisable, June 30, 2010 (unaudited)	95,311,218	0.12	3.13	7,921

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following table summarizes information about warrants outstanding and exercisable at June 30, 2011:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price $	of Shares	Life (Years)	Price $
.10 - .11	89,211,415	3.07	0.10
.20 - .30	1,630,000	4.51	0.25
.38-.39	1,330,636	6.08	0.39
.40-.45	2,065,000	2.57	0.42
.70-.85	1,001,250	3.69	0.73
2.20	72,917	0.13	2.20
	95,311,218

During the six months ended June 30, 2011, the Company issued 3,413,016 warrants to consultants.  The warrants were 3 and 5 year warrants with an exercise price ranging from $0.10 to $0.70.  The fair value of the warrants at the date of issuance was approximately $660,000 which was recorded as consulting expense in the accompanying consolidated financial statements.  The Company used the Black-Scholes option pricing model to value the warrants using the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 165-170%, (3) risk-free interest rate of 0.81- 2.01%, and (4) expected life of 3-5 years.

During the six months ended June 30, 2011, the Company extended the expiration date of 2,403,445 warrants that had expired on December 31, 2010.  The fair value of the warrants at the extension date was approximately $470,000 which was recorded as financing costs in the accompanying consolidated statement of operations.  The Company used the Black-Scholes option pricing model to value the warrants using the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 1.02%, and (4) expected life of 4 years.

During the six months ended June 30, 2011, there were 29,957,548 warrants exercised for $2,950,940 in cash and 14,858,937 warrants exercised using the cashless exercise provision.

11.	STOCKHOLDERS’ EQUITY TRANSACTIONS

During the six months ended June 30, 2011, the Company issued 1,519,077 shares related to the convertible debenture redemptions for the principal amount of $150,390.

During the six months ended June 30, 2011, the Company issued 636,126 shares for the exercise of 1,500,000 non-employee options and relieved the derivative liability for $160,161.

During the six months ended June 30, 2011, the Company issued 750,000 shares for the exercise of 750,000 employee options.

On January 1, 2011, the Company issued 1,630,000 shares of common stock in connection with consulting agreements.  The agreements are for one year unless terminated by either party.  The Company recognized consulting expense of $342,300 related to these agreements during the six months ended June 30, 2011.

On January 11, 2011, per Gary Rabin’s employment agreement, the Company issued 5,000,000 shares of restricted common stock.  The Company valued the shares at $0.14 per share for a value of $700,000.  The Company will amortize this expense over the earlier of one year or the naming of a new CEO.  During the three and six months ended June 30, 2011, the Company recorded $175,000 and $350,000 as payroll expense in the accompanying consolidated statement of operations.

On February 11, 2011 and June 15, 2011, the Company entered into an agreement with Gemini Master Fund (“Gemini”), whereby, the Company issued 20,000,000 shares and 1,987,829 shares, respectively to settle errors involving warrant issuances to Gemini.  The Company relieved the warrant liability and recorded a financing cost of $2,401,282 in the accompanying consolidated statements of operations.

On February 14, 2011, the Company issued Robert Lanza 12,421,101 shares of common stock.  The Company had granted these shares to Mr. Lanza during 2010 and had recorded the compensation expense and an accrued liability for $1,117,899 as of December 31, 2010.  The Company relieved the accrued liability with the issuance of the shares.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On April 13, 2011, the Company issued 26,666,666 shares of common shares in exchange for promissory notes of $4,000,000 and $800,000 as discussed in Note 9.

On May 16, 2011, the Company issued 751,406 shares of common stock valued at $133,600 to University of Massachusetts for licensing rights.

On June 16, 2011, the Company issued 25,668,449 shares of common stock in exchange for promissory notes of $4,000,000 and $800,000 as discussed in Note 9.

On June 30, 2011, the Company issued 7,562,008 shares of common stock related to the $1,250,000 commitment fee for the Series C first and second tranche as discussed in Note 9.

During the six months ended June 30, 2011, the Company issued 3,252,066 shares of common stock for the cashless exercise of 14,208,937 warrants. The warrants were executed in accordance with their terms.

During the six months ended June 30, 2011, the Company received $2,950,940 from the cash exercise of 29,957,548 warrants.

12.	STOCK-BASED COMPENSATION

Stock Plans

The following table summarizes the Company's stock incentive plans as of June 30, 2011:

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant
2004 Stock Plan	2,492,000	70,000	370,000
2004 Stock Plan II	1,301,161	1,071,161	230,000
2005 Stock Plan	57,952,983	53,442,457	122,563,995
	61,746,144	54,583,618	123,163,995

Stock Option Activity

A summary of option activity for the years ended June 30, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, December 31, 2010	48,376,119	$0.23	7.56	$3,825
Granted	8,457,499	-
Exercised	(2,250,000)	-
Forfeited/canceled	-	-
Outstanding, June 30, 2011	54,583,618	$0.23	7.73	$2,896

Vested and expected to vest at June 30, 2011	51,735,623	$0.24	7.65	$2,751

Exercisable, June 30, 2011	32,675,967	$0.29	6.80	$1,785

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Exercise	Remaining	Number	Exercise	Remaining
Price	of Shares	Price	Life (Years)	of Shares	Price	Life (Years)
$0.05	70,000	$0.05	3.12	70,000	$0.05	3.12
0.09	12,390,000	0.09	8.61	4,259,064	0.09	8.61
0.10 - 0.14	20,501,273	0.11	8.24	14,897,106	0.10	7.80
0.19 - 0.21	14,269,168	0.20	8.37	6,096,618	0.21	6.91
0.25	1,071,161	0.25	3.51	1,071,161	0.25	3.51
0.85	5,604,099	0.85	3.59	5,604,100	0.85	3.59
$1.35 - 2.48	677,917	$2.04	4.36	677,917	$2.04	4.36
	54,583,618			32,675,967

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the six months ended June 30, 2011 are as follows:

	June 30,	June 30,
	2011	2010
Risk-free interest rate	1.55%	2.29-3.84%
Expected life of the options	5.27 years	5 – 10 years
Expected volatility	165%	175-180%
Expected dividend yield	0%	0%
Expected forfeitures	13%	13%

13.	COMMITMENTS AND CONTINGENCIES

The Company has received a copy of a Creditor’s Claim (the “Claim”) in the amount of $27,909,706 made with the Estate of William Caldwell (“Decedent”), who at the time of his death was the Chief Executive Officer and Chairman of the Board of Directors of the Company.  The Claim states that Decedent’s liability arises under a cause of action that the Claimant intends to file in Federal court against the Company for violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and the rules promulgated thereunder.  As of the date of the filing of this report, the Company is not aware of any action commenced against it by the Claimant.

In the Claim, the Claimant alleges that in September 2005, he entered into a Settlement Agreement with the Company pursuant to which he received a warrant to purchase shares of the Company’s Common Stock. In the Claim, the Claimant makes several allegations against the Company including that in reliance on misinformation provided to him by the Decedent he exercised his warrant to purchase the Company’s Common Stock at an inflated price and received fewer shares than he was owed by the Company under the terms of his warrant, that the Company breached the Claimant’s warrant by not timely issuing stock after the warrant was exercised, and that the Company failed to provide proper notice of certain events that allegedly triggered the Claimant’s purported rights to additional shares under the warrant. Claimant previously brought an action against the Company, in October 2007, with respect to a dispute over the interpretation of the anti-dilution provisions of the warrant but withdrew this action the day before the trial date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company does not believe that the Claimant’s claims are valid and if the Claimant does commence an action against the Company, it will defend itself vigorously.

Pursuant to the employment agreement between the Company and the Decedent, the Company has to indemnify and hold Decedent harmless from costs, expenses or liability arising out of or relating to any acts or decisions made by Decedent in the course of his employment to the same extent that the Company indemnifies and holds harmless other officers and directors of the company in accordance with the Company’s established policies. Our directors and officers are indemnified by our bylaws against amounts actually and necessarily incurred by them in connection with the defense of any action, suit or proceeding in which they are a party by reason of being or having been directors or officers of the Company. Our certificate of incorporation provides that none of our directors or officers shall be personally liable for damages for breach of any fiduciary duty as a director or officer involving any act or omission of any such director or officer. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to such directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

In the event that a claim for indemnification against such liabilities, other than the payment by the Company of expenses incurred or paid by such director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by such director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The Company has entered into employment contracts with certain executives and research personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits. The employment contracts generally have no set term.

14.	SUBSEQUENT EVENTS

On July 15, 2011, the Company and CHA Biotech entered into a binding term sheet, with the expectation of entering into a definitive agreement by September 30, 2011, in which the joint venture was realigned around both product development rights and research responsibilities.  Under the terms of the binding term sheet, SCRMI exclusively licensed the rights to the Hemangioblast Program to the Company for United States and Canada and expanded the jurisdictional scope of the license to CHA Biotech to include Japan (in addition to South Korea, which was already exclusively licensed to CHA Biotech).  As part of the agreement, the scientists at SCRMI involved in the Hemangioblast Program were transferred to the Company, and SCRMI discontinued its research activity and became solely a licensing entity.  The Company is obligated to meet a minimal research spending requirement in order to maintain its exclusive license, up to the point of filing an investigational new drug for a therapeutic product.  Intellectual property rights created by the Company in the course of our research are subject to a non-exclusive license to CHA Biotech for Japan and South Korea, and to SCRMI to be sub-licensable under certain circumstances for countries other than the United States, Canada, Japan and South Korea.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Three Months Ended June 30,
	2011		2010
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$153,688	100.0%	$205,158	100.0%
Cost of revenue	281,500	183.2%	66,650	32.5%
Gross profit	(127,812)	-83.2%	138,508	67.5%
Research and development expenses	1,532,271	997.0%	1,484,141	723.4%
General and administrative expenses	1,951,728	1269.9%	1,349,219	657.6%
Change in estimate of accrued liabilities	-	0.0%	(1,569,966)	-765.2%
Loss on settlement of litigation	-	0.0%	-	0.0%
Non-operating income (expense)	(1,208,338)	-786.2%	4,055,285	1976.7%
Net loss	$(4,820,149)	-3136.3%	$2,930,399	1428.4%

Revenue

Revenue for the three months ended June 30, 2011 and 2010 was $153,688 and $205,158, respectively, which represented a decrease of $51,470, or 25%.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the three months ended June 30, 2011 was due to licenses being terminated during the fourth quarter 2010.

Research and Development Expenses and Grant Reimbursements

R&D expenses for the three months ended June 30, 2011 and 2010 were $1,532,271 and $1,484,141, respectively, an increase of $48,130, or 3%.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.

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

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2011 and 2010 were $1,951,728 and $1,349,219, respectively, an increase of $602,509, or 45%. The increase was because of an increase in consulting and legal fees.

Non-operating income (expense)

Non-operating income (expense) for the three months ended June 30, 2011 and 2010 was $(1,208,338) and 4,055,285, respectively, which represents an increase in expenses of $5,263,623 or 130%. The change in non-operating income (expense) during the three months ended June 30, 2011, compared to that of 2010, relates primarily to the change in fair value of derivatives.  During the three months ended June 30, 2011, the fair value of the derivative liabilities decreased by $701,198 compared to an increase of $6,942,005 for the three months ended June 30, 2010.  During the three months ended June 30, 2011, the Company incurred approximately $245,734 in financing costs associated with the Gemini Master Fund warrant settlement.  Interest expense was $272,717 for the three months ended June 30, 2011 compared to $2,429,519 for the three months ended June 30, 2010.  The decrease in interest expense is due to the decrease in the overall debt.

Net Income (Loss)

Net income (loss) for the three months ended June 30, 2011 and 2010 was $(4,820,149) and $2,930,399, respectively. The change in net income (loss) in each period is primarily related to the changes in the fair value of the derivative liabilities.

Comparison of Six months ended June 30, 2011 and 2010

	Six Months Ended June 30,		Six Months Ended June 30,
	2011		2010
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$307,376	100.0%	$410,316	100.0%
Cost of revenue	304,400	99.0%	133,300	32.5%
Gross profit	2,976	1.0%	277,016	67.5%
Research and development expenses	3,007,044	978.3%	5,379,722	1311.1%
General and administrative expenses	5,149,254	1675.2%	12,567,462	3062.9%
Change in estimate of accrued liabilities	-	0.0%	(1,569,966)	-382.6%
Loss on settlement of litigation	294,144	95.7%	-	0.0%
Non-operating income (expense)	285,280	92.8%	1,180,968	287.8%
Net loss	$(8,162,186)	-2655.4%	$(14,919,234)	-3636.0%

Revenue

Revenue for the six months ended June 30, 2011 and 2010 was $307,376 and $410,316, respectively, which represented a decrease of $102,940, or 25%.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the six months ended June 30, 2011 was due to licenses being terminated during the fourth quarter 2010.

Research and Development Expenses and Grant Reimbursements

R&D expenses for the six months ended June 30, 2011 and 2010 were $3,007,044 and $5,379,722, respectively, a decrease of $2,372,678, or 44%.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research. The decrease in R&D expenditures during the six months ended June 30, 2011 as compared to the same period in 2010 is because during the six months ended June 30, 2010, we expensed approximately $2,700,000 related to 30,192,203 shares of common stock that were issued or expected to be issued to our chief scientific officer.

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

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2011 and 2010 were $5,149,254 and $12,567,462, respectively, a decrease of $7,418,208, or 59%. The 2011 decrease was because during the six months ended June 30, 2010, we expensed approximately $8,000,000 related to 89,280,595 shares of common stock that were issued or expected to be issued to our former chief executive officer per his employment agreement.

Loss on settlement of litigation

Loss on settlement of litigation for the six months ended June 30, 2011 and 2010 were $294,144 and $0, respectively, an increase of 294,144 or 100%.  The increase was due to the settlement with Transition Holdings, Inc.  We had accrued $3,205,856 as of December 31, 2010 and then expensed the remaining $294,144 settlement amount during the six months ended June 30, 2011.

Non-operating income (expense)

Non-operating income (expense) for the six months ended June 30, 2011 and 2010 was $285,280 and 1,180,968, respectively, which represents an increase in expenses of $895,688 or 76%. The change in non-operating income (expense) during the six months ended June 30, 2011, compared to that of 2010, relates primarily to the change in fair value of derivatives.  During the six months ended June 30, 2011, the fair value of the derivative liabilities increased by $4,088,221 compared to an increase of $8,526,709 for the six months ended June 30, 2010.  During the six months ended June 30, 2011, the Company incurred approximately $2,400,000 in financing costs associated with the Gemini Master Fund warrant settlement.  Interest expense was $953,881 for the six months ended June 30, 2011 compared to $5,782,293 for the six months ended June 30, 2010.  The decrease in interest expense is due to the decrease in the overall debt.

Net Income (Loss)

Net loss for the six months ended June 30, 2011 and 2010 was $8,162,186 and $14,919,234, respectively. The change in net loss in each period is primarily related to the decrease in payroll expenses related to the shares issued to our chief executive officer and our chief scientific officer and the changes in the fair value of the derivative liabilities.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(6,689,195)	$(4,834,456)
Net cash used in investing activities	(36,830)	(186,495)
Net cash provided by financing activities	6,950,940	7,153,865
Net increase (decrease) in cash and cash equivalents	224,915	2,132,914
Cash and cash equivalents at the end of the period	$16,114,324	$4,671,752

Operating Activities

Our net cash used in operating activities during the six months ended June 30, 2011 and 2010 was $6,689,195 and $4,834,456, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures.

Cash Flows from Investing

Cash used in investing activities during the six months ended June 30, 2011 and 2010 was $36,830 and $186,495, respectively. Our cash used in investing activities during the six months ended June 30, 2011 was attributed to the purchase of fixed assets for approximately $37,000.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2011 and 2010 was $6,950,940 and $7,153,865, respectively. During the six months ended June 30, 2011, we received $4,000,000 from the issuance of 400 shares of Series C Preferred stock and $2,950,940 from the exercise of warrants.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of June 30, 2011, we have approximately $16,114,324 in cash.
•	As of June 30, 2011, approximately $1,580,000 is available to us upon the sale of our Series A-1 preferred stock for a maximum placement commitment of $5 million.
•	As of June 30, 2011, $17,000,000 is available to us upon the sale of our Series C preferred stock for a maximum placement commitment of $25,000,000.
•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended June 30, 2011, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 17, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the six months ended June 30, 2011, we issued 3,252,066 shares of common stock for the cashless exercise of 14,208,937 warrants.

During the six months ended June 30, 2011, we issued 1,519,077 shares upon conversion of debentures redemptions in the principal amount of $150,390.

During the six months ended June 30, 2011, we issued 1,386,126 shares for the exercise of 2,250,000 options.

On January 11, 2011, per Gary Rabin’s employment agreement, we issued 5,000,000 of common stock to Gary Rabin.

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

On May 16, 2011 the Company issued 751,406 shares of common stock valued at $133,600 to University of Massachusetts, to reestablish rights to a previously held licensing agreement.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

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
Dated: August 4, 2011