Form 10-Q
period 2011-09-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2011-11-08
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 2, 2011:
Common Stock, $0.001 par value per share	1,686,659,759 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2011 AND DECEMBER 31, 2010

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,902,121	$15,889,409
Accounts receivable	24,950	-
Deferred royalty fees, current portion	69,726	91,598
Prepaid expenses	278,248	-
Total current assets	14,275,045	15,981,007

Property and equipment, net	167,983	185,102
Deferred royalty fees, less current portion	248,261	295,089
Deposits	14,766	14,766
Deferred issuance costs	1,579,547	2,578,188

TOTAL ASSETS	$16,285,602	$19,054,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,630,383	$1,982,743
Accrued expenses	1,789,503	4,971,304
Accrued settlement	11,326,655	3,205,856
Loss contingency accrual	33,789,565	-
Deferred revenue, current portion	258,242	506,418
2009 Convertible promissory notes, current portion, net of discounts of $0 and $19,229, respectively	-	132,680
Embedded conversion option liabilities, current portion	-	537,249
Deferred joint venture obligations, current portion	-	6,870
Total current liabilities	48,794,348	11,343,120

Convertible promissory notes, less current portion, net of discounts of $190,118 and $285,005, respectively	97,667	2,780
Embedded conversion option liabilities, less current portion	416,287	482,686
Warrant and option derivative liabilities	9,727,073	27,307,218
Deferred revenue, less current portion	2,131,942	2,298,997
Total liabilities	61,167,317	41,434,801

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, 113 and 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,440,610 and $1,349,657, respectively	1,388,884	1,272,441

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 950 and 400 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1	-
Common stock, $0.001par value; 1,750,000,000 shares authorized, 1,647,644,900 and 1,439,826,362 shares issued and outstanding at September 30, 2011 and December 31, 2010, respectively	1,647,645	1,439,826
Additional paid-in capital	214,688,527	166,033,976
Promissory notes receivable and accrued interest, net of discount of $4,246,524 and $3,322,630, respectively	(20,909,444)	(10,177,370)
Accumulated deficit	(241,697,329)	(180,949,523)
Total stockholders' deficit	(46,270,599)	(23,653,090)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16,285,602	$19,054,152

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue (License fees, royalties and grants)	$132,805	$205,158	$440,181	$615,474
Cost of Revenue	16,650	66,650	321,050	199,950
Gross profit	116,155	138,508	119,131	415,524

Operating expenses:
Research and development	4,035,722	1,348,503	7,042,766	6,728,225
General and administrative expenses	2,976,219	1,094,604	8,125,473	13,662,066
Change in estimate of accrued liabilities	-	(30,336)	-	(1,600,302)
Loss on settlement of litigation	-	3,132,300	294,144	3,132,300
Total operating expenses	7,011,941	5,545,071	15,462,383	21,922,289
Loss from operations	(6,895,786)	(5,406,563)	(15,343,252)	(21,506,765)

Non-operating income (expense):
Interest income	5,833	4,389	28,382	15,368
Interest expense and late fees	(275,378)	(2,382,253)	(1,229,259)	(8,164,546)
Gain on forgiveness of debt	-	169,397	-	197,370
Finance cost	(48,197,130)	-	(51,068,739)	(1,602,400)
Losses attributable to equity method investments	(820,000)	-	(820,000)	-
Adjustments to fair value of derivatives	3,661,432	9,550,745	7,749,653	18,077,454
Total non-operating income (expense)	(45,625,243)	7,342,278	(45,339,963)	8,523,246

Income (Loss) before income tax	(52,521,029)	1,935,715	(60,683,215)	(12,983,519)

Income tax	-	-	-	-

Net income (loss)	$(52,521,029)	$1,935,715	$(60,683,215)	$(12,983,519)

Weighted average shares outstanding :
Basic	1,613,530,283	969,174,877	1,546,379,685	756,009,975
Diluted	1,613,530,283	969,759,448	1,546,379,685	756,009,975

Loss per share:
Basic	$(0.03)	$0.00	$(0.04)	$(0.02)
Diluted	$(0.03)	$0.00	$(0.04)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011
(UNAUDITED)

							Additional	Promissory		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Notes	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable, net	Deficit	Deficit
Balance December 31, 2010	1,000	$1	400	$-	1,439,826,362	$1,439,826	$166,033,976	$(10,177,370)	$(180,949,523)	$(23,653,090)

Convertible debenture redemptions	-	-	-	-	1,519,077	1,519	150,390	-	-	151,909

Shares issued for compensation	-	-	-	-	12,507,306	12,507	2,013,151	-	-	2,025,658

Shares issued for accrued liabilities	-	-	-	-	23,205,895	23,206	2,998,693	-	-	3,021,899

Common stock issued for settlements	-	-	-	-	65,400,829	65,401	13,512,408	-	-	13,577,809

Warrant exercises	-	-	-	-	37,477,368	37,478	10,246,139	-	-	10,283,617

Option exercises	-	-	-	-	1,386,126	1,386	196,276	-	-	197,662

Shares issued for services	-	-	-	-	2,381,406	2,381	473,519	-	-	475,900

Accrued dividends on Series B and C Preferred Stock	-	-	-	-	-	-	1,022,445	-	(1,022,445)	-

Accretion of note receivable discount Series B and C Preferred Stock	-	-	-	-	-	-	-	(957,854)	957,854	-

Option compensation charges	-	-	-	-	-	-	2,831,250	-	-	2,831,250

Issuance of Series C preferred stock	-	-	550	1	-	-	5,499,999	-	-	5,500,000

Issuance of Common Stock to Series C Preferred Stock holder for note receivable	-	-	-	-	53,283,776	53,284	7,820,937	(8,145,183)	-	(270,962)

Common stock issued upon exercise of Series C Preferred Stock warrants and issuance of note receivable	-	-	-	-	10,656,755	10,657	1,889,344	(1,629,037)	-	270,964

Net loss for the nine months ended September 30, 2011	-	-	-	-	-	-	-	-	(60,683,215)	(60,683,215)

Balance September 30, 2011 (unaudited)	1,000	$1	950	$1	1,647,644,900	$1,647,645	$214,688,527	$(20,909,444)	$(241,697,329)	$(46,270,599)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(60,683,215)	$(12,983,519)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	53,949	94,867
Amortization	784,846	7,498,099
Redeemable preferred stock dividend accrual	90,953	67,108
Stock based compensation	2,831,250	782,473
Adjustments to fair value of derivatives	(7,749,653)	(18,077,454)
Shares of common stock issued for services	475,900	11,250,034
Shares of common stock issued for compensation	2,025,658	132,197
Non-cash financing costs	51,068,739	1,602,400
Loss on settlement of litigation	294,144	3,132,300
Warrants and options issued for consulting services	794,714	-
Gain on forgiveness of debt	-	(27,973)
(Increase) / decrease in assets:
Accounts receivable	(24,950)
Prepaid expenses	(278,248)	1,359
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	(512,260)	(920,431)
Deferred revenue	-	150,000

Net cash used in operating activities	(10,828,173)	(7,298,540)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,830)	(186,449)
Payment of lease deposits	-	(12,596)

Net cash used in investing activities	(36,830)	(199,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants	3,377,715	3,700
Proceeds from issuance of convertible debentures	-	1,685,000
Proceeds from convertible promissory notes	-	2,650,000
Proceeds from issuance of Series A-1 convertible preferred stock, net	-	830,165
Proceeds from issuance of Series C preferred stock, net	5,500,000	1,985,000

Net cash provided by financing activities	8,877,715	7,153,865

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,987,288)	(343,720)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	15,889,409	2,538,838

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$13,902,121	$2,195,118

CASH PAID FOR:
Interest	$-	$-
Income taxes	$-	$9,508

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 1,519,077 and 105,380,062 shares of common stock in redemption of debt	$151,909	$7,727,891
Issuance of 0 and 86,919,322 shares of common stock in conversion of debt and preferred stock	$-	$6,118,354
Issuance of note receivable on issuance of shares and exercise of warrants for 63,940,531 and 32,589,112 shares of common stock	$11,400,000	$3,375,000
Record note receivable discount related to Series C preferred stock	$1,625,780	$-
Issuance of 30,618,895 and 0 shares of common stock for liabilities	$6,227,755	$-
Issuance of 0 and 47,282,598 shares of common stock for accrued settlement	$-	$3,315,115
Issuance of 2,381,406 and 150,000 shares of common stock for services	$475,900	$10,500
Issuance of 12,507,306 and 107,051,697 shares of common stock in payment of executive compensation	$2,025,659	$9,634,653
Issuance of 0 and 250,000 shares of common stock in payment of financing costs	$-	$22,500
Series B and C preferred stock dividend	$1,022,445	$133,972
Interest accreted on promissory notes receivable	$957,854	$133,714
Issuance of 5,239,895 and 32,589,112 shares of common stock for cashless exercise of warrants	$1,268,936	$3,375,000
Issuance of 57,987,829 shares and 0 shares of common stock for warrant settlement	$6,751,165	$-
Issuance of 1,386,126 and 0 shares of common stock for exercise of options	$197,662	$-

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

Use of Estimates — These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated variables used to calculate the Black-Scholes option pricing model used to value derivative instruments as discussed below under “Fair Value Measurements”. In addition, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s deferred tax asset and valuation allowance, share-based payments for compensation to employees, directors, consultants, lenders and investment banks, accrued settlements and the useful lives of the Company’s fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

Reclassifications — Certain prior year financial statement balances have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of September 30, 2011 and December 31, 2010, the Company had deposits in excess of federally-insured limits totaling $13,401,921 and $15,399,150, respectively.

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

Intangible and Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2011, the Company had not experienced impairment losses on its long-lived assets.

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

At September 30, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

		Fair Value Measurements at
	Fair Value	September 30, 2011
	As of	Using Fair Value Hierarchy
Derivative Liabilities	September 30, 2011	Level 1	Level 2	Level 3
Warrant derivative liabilities	$9,727,073	$-	$9,727,073	-
Embedded conversion option liabilities	416,287	-	416,287	-
	$10,143,360	$-	$10,143,360	-

For the three and nine months ended September 30, 2011 the Company recognized a gain of $3,661,432 and $7,749,653, respectively, for the changes in the valuation of derivative liabilities.  For the three and nine months ended September 30, 2010 the Company recognized a gain of $9,550,745 and $18,077,454, respectively, for the changes in the valuation of derivative liabilities.

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

Net Loss Per Share — Earnings per share is calculated in accordance with the ASC 260-10, “Earnings Per Share.” Basic earnings-per-share is based upon the weighted average number of common shares outstanding. Diluted earnings-per-share is based on the assumption that all dilutive convertible shares and stock options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period.  The Company accrues dividends on the Series B Preferred Stock and the Series C Preferred Stock at 10% and 6%, respectively.  The dividends are accrued from the issuance date and compounded annually.  As discussed in Note 9 and Note 10, the Company offsets the accrued dividends for the Series B and C Preferred Stock by the accretion of the note receivable discounts.  The following tables show the amount available to common stockholders for the three and nine months ended September 30, 2011 and 2010.

	Three Months Ended September 30,
	2011	2010
Net loss	$(52,521,029)	$1,935,715
Dividends for preferred stockholders	(384,243)	(63,014)
Accretion of note receivable discount	387,289	62,892
Net income (loss) available to common stockholders	$(52,517,983)	$1,935,593

	Nine Months Ended September 30,
	2011	2010
Net loss	$(60,683,215)	$(12,983,519)
Dividends for preferred stockholders	(1,022,445)	(133,973)
Accretion of note receivable discount	957,854	133,715
Net loss available to common stockholders	$(60,747,805)	$(12,983,777)

At September 30, 2011 and 2010, approximately 123,536,232 and 338,868,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

The following is a reconciliation of the number of shares (denominator) used in the basic and diluted earnings per share computations for the three and nine months ended September 30, 2011 and 2010:

Three Months Ended	September 30, 2011		September 30, 2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	1,613,530,283	$(0.03)	969,174,877	$-
Effect of dilutive stock options and warrants	-	-	584,571	-
Diluted earnings per share	1,613,530,283	$(0.03)	969,759,448	$-

Nine Months Ended	September 30, 2011		September 30, 2010
		Per Share		Per Share
	Shares	Amount	Shares	Amount
Basic earnings per share	1,546,379,685	$(0.04)	756,009,975	$(0.02)
Effect of dilutive stock options and warrants	-	-	-	-
Diluted earnings per share	1,546,379,685	$(0.04)	756,009,975	$(0.02)

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Concentrations and Other Risks — Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended		Nine months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Exeter Life Sciences, Inc.	28%	15%	22%	15%
START Licensing, Inc.	15%	12%	16%	12%
International Stem Cell Corporation	-	18%	18%	18%
Transition Holdings, Inc.	-	25%	-	25%
CHA Biotech and SCRMI	30%	16%	24%	16%
Lifeline	15%	*	12%	*

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

3.	SETTLEMENT AND CANCELLATION OF LICENSE AGREEMENT

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
(Unaudited)

4.	INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“Cha Biotech”) formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), developed human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and received another 7% interest upon fulfilling certain obligations under the agreement over a period of 3 years. The Company’s contribution included (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 60% interest, CHA agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program. Effective May 1, 2010, the Company was no longer obligated to provide laboratory space to SCRMI, and the Company holds a 40% interest in the joint venture and CHA Bio & Diostech, Ltd. owns a 60% interest.

The Company agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI paid the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program.  The Company recorded $7,353 and $22,059 in license fee revenue for the three and nine months ended September 30, 2011 and $7,353 and $22,059 for the three and nine months ended September 2010, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $417,892 and $439,951 is included in deferred revenue in the accompanying consolidated balance sheets at September 30, 2011 and December 31, 2010, respectively.

On July 15, 2011, the Company and CHA Biotech entered into a binding term sheet, with the expectation of entering into a future definitive agreement, in which the joint venture was realigned around both product development rights and research responsibilities.  Under the terms of the binding term sheet, SCRMI exclusively licensed the rights to the Hemangioblast Program to the Company for United States and Canada and expanded the jurisdictional scope of the license to CHA Biotech to include Japan (in addition to South Korea, which was already exclusively licensed to CHA Biotech).  As part of the agreement, the scientists at SCRMI involved in the Hemangioblast Program were transferred to the Company, and SCRMI discontinued its research activity and became solely a licensing entity.  The Company is obligated to meet a minimal research spending requirement of $6.75 million by July 31, 2014 in order to maintain its exclusive license, up to the point of filing an investigational new drug for a therapeutic product.  Intellectual property rights created by the Company in the course of our research are subject to a non-exclusive license to CHA Biotech for Japan and South Korea, and to SCRMI to be sub-licensable under certain circumstances for countries other than the United States, Canada, Japan and South Korea.  Pursuant to the agreement, the Company paid $820,000 which is recorded to “losses attributable to equity method investments.”

The following table is a summary of key financial data for the joint venture as of and for the nine months ended September 30, 2011 and 2010.

	September 30,
	2011	2010
Current assets	$231,854	$717,833
Noncurrent assets	$1,101,140	$690,882
Current liabilities	$312,544	$1,116,216
Noncurrent liabilities	$2,927,861	$1,056,960
Net revenue	$259,400	$69,979
Net loss	$(731,291)	$(1,439,923)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Machinery & equipment	$1,488,527	$1,488,527
Computer equipment	449,893	449,893
Office furniture	82,822	76,201
Leasehold improvements	311,592	281,383
Capital leases	51,235	51,235
	2,384,069	2,347,239

Accumulated depreciation	(2,216,086)	(2,162,137)
Property and equipment, net	$167,983	$185,102

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Depreciation expense for the three and nine months ended September 30, 2011 amounted to $15,555 and $53,949, respectively. Depreciation expense for the three and nine months ended September 30, 2010 amounted to $27,429and $94,867, respectively.

6.	ACCRUED SETTLEMENT

Midsummer Investment, Ltd

On August 9, 2011, the Company entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Midsummer Investment, Ltd and Midsummer Small Cap Master, Ltd. (collectively, “Midsummer”).  Pursuant to the Settlement Agreement, upon tender by Midsummer to the Company of warrants held by Midsummer to purchase a total of 20,319,731 shares of the Company’s common stock (the “Warrants”),  and duly executed notices of exercise (deemed to occur upon execution of the Settlement Agreement), the Company, to settle errors involving warrant issuances to Midsummer, agreed to (i) deliver to Midsummer an aggregate of 36,000,000 shares of the Company’s common stock (the “Current Shares”), as an  exercise of the Warrants in respect of a partial exercise of Warrants, (ii) undertake to issue 30,585,774 additional shares of the Company’s common stock (the “Future Shares”), as an exercise of the remainder of the Warrants within ten days of the date that the Company shall have sufficient authorized and unissued shares of Common Stock (“Authorized Share Increase”) which are not otherwise reserved for issuance for other purposes to enable the Company to issue all of the Future Shares and (iii) issue 3,058,577 shares of the Company’s common stock (the “Additional Future Shares”) for every calendar month elapsed between the date of delivery of the Current Shares and the date following delivery of the Future Shares.  The Company and Midsummer provided mutual general releases.

The Company calculated the fair value of the warrants on August 9, 2011 using the stock price on that date, the exercise price per the warrant agreement, an expected term based on the expiration date of the warrant, volatility of 165%, and a discount rate of 0.33%.  Based on these assumptions the fair value of the warrants to purchase 20,319,730 shares of common stock was $3,039,090 which represents a $409,082 decrease in fair value from June 30, 2011.  The decrease of $409,082 is recorded in the consolidated statement of operations as “adjustments to fair value of derivatives.”

The shares to be issued were valued at $0.17 which is the share price on the date of the agreement.  Per the Settlement Agreement, the Company is to issue 36,000,000 shares immediately, 30,585,774 Future Shares and 3,058,577 for each calendar month that the Future Shares of 30,585,774 are not issued.

As of September 30, 2011, the Future Shares of 30,585,774 were not issued and the Company does not believe that the Future Shares will be issued until March 2012.  As such, the Company estimated that approximately 21,410,000 Additional Future Shares will need to be issued at that future date.

The Company estimated the required liability at September 30, 2011 to be $8,839,288 based on 30,585,774 Future Shares and 21,410,039 Additional Future Shares valued at $0.17 per share of common stock which is recorded as “accrued settlement” on the accompanying consolidated balance sheets.  The Company recorded $11,920,198 as “finance costs” in the consolidated statements of operations related to the 36,000,000 Initial shares, the 30,585,774 Future Shares, the 21,410,039 Additional Future Shares, offset by the $3,039,090 fair value of the warrant derivative liability.

Alpha Capital

On October 14, 2011, the United States District Court for the Southern District of New York entered an order granting plaintiff Alpha Capital Anstalt's ("Alpha Capital") motion for a preliminary injunction and preliminary declaratory relief in the lawsuit entitled Alpha Capital Anstalt v. Advanced Cell Technology, Inc., Case No. 11 CIV 6458 (S.D.N.Y. filed Sept. 16, 2011).  The lawsuit is described in the current report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 22, 2011.  In its motion, Alpha Capital sought an order directing the Company to deliver to it at least 39,514,859 shares of its common stock in accordance with the terms of its warrants and convertible promissory notes.  The court's October 14, 2011 order directed the Company to hold in escrow 39,514,859 shares of its common stock pending the entry of a preliminary injunction, and directed Alpha Capital to submit a proposed form of order to the court by October 27, 2011.  On November 1, 2011, the Company issued the 39,514,859 shares to Alpha Capital.

The Company recorded $2,487,367 as “finance cost” and “accrued settlement” on the accompanying consolidated statements of operations and balance sheets, respectively which represents the fair value of the 39,514,859 shares of common stock valued at $0.104 per share less the fair value of the warrant derivative liability of $1,614,289.  The $0.104 common stock fair value was determined by taking the $0.14 market value of the common stock on October 14, 2011 and reducing it by 26% which is the potential dilution of the shares to be issued.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	LOSS CONTINGENCY ACCRUAL

Since the entry of the court order for related to Alpha Capital referenced in Note 6, the Company has become aware of two additional lawsuits by different holders asserting substantially similar claims and allegations.  As previously disclosed in the current report on Form 8-K filed by the Company on September 22, 2011, in the event all other holders of convertible notes and warrants issued by the Company similarly situated to Alpha Capital were to file substantially similar actions based upon claims and allegations substantially similar to those asserted by Alpha Capital, the Company estimates that the number of shares of common stock such holders of convertible notes and warrants could demand would be approximately 387,000,000.

The Company recorded $33,789,565 as “finance cost” and “loss contingency accrual” on the accompanying consolidated statements of operations and balance sheets, respectively which represents the fair value of the 387,290,640 shares of common stock valued at $0.104 per share less the fair value of the warrant derivative liability of $6,411,339.  The $0.104 common stock fair value was determined by taking the $0.14 market value of the common stock on October 14, 2011 and reducing it by 26% which is the potential dilution of the shares to be issued.

8.	CONVERTIBLE PROMISSORY NOTES

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

As of September 30, 2011 and December 31, 2010, the convertible promissory notes were convertible at the option of the holders into a total of 2,877,850 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $322,917 and $628,919 as of September 30, 2011 and December 31, 2010, respectively. The decrease in the fair value of this liability was $127,464 and $306,002 during the three and nine months ended September 30, 2011, respectively, a decrease in fair value of $3,370,026 and $3,650,627 during the three and nine months ended September 30, 2010, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at September 30, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 165%, (3) risk-free interest rate of 0.25%, and (4) expected life of 1.50 years.

Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three and nine months ended September 30, 2011 was $31,997 and $94,887, respectively.  Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three and nine months ended September 30, 2010 was $1,371,897 and $3,213,565, respectively.

2009 Convertible Promissory Notes

On November 12, 2009, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain subscribers (the “Subscribers”)pursuant to which the Company sold certain original issue discount promissory notes (“2009 Convertible Promissory Notes”). The 2009 Convertible Promissory Notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $0.10.

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

During the nine months ended September 30, 2011, the Company issued 1,519,077 shares of common stock for debt of $150,390.  As of September 30, 2011 and December 31, 2010, the outstanding debt related to the 2009 Convertible Promissory Notes is $0 and $132,680 (net of discount of $19,229), respectively.

Interest expense from amortization of debt discounts related to the 2009 Convertible Promissory Notes for the three and nine months ended September 30, 2011 was $0 and $19,229, respectively and for the three and nine months ended September 30, 2010 was $737,412 and $3,710,977, respectively.

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

The outstanding balance at September 30, 2011 and December 31, 2010 was $1,130,165, respectively, and is convertible into 1,506,887 shares of the Company’s common stock.  The Company values the conversion option initially when each draw takes place (see section entitled “Conversion Option” in this footnote below). As of September 30, 2011, the Company has drawn $3,418,166 of the $5,000,000 commitment.

The following table summarizes the Series A-1 redeemable convertible preferred stock outstanding at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Principal due	$1,130,165	1,130,165
Accrued dividend	310,445	219,492
Debt discount	(51,726)	(77,216)
Non-current portion	$1,388,884	1,272,441

Aggregate liquidation value*	$1,440,610	1,349,657

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $31,652 and $90,953 for the three and nine months ended September 30, 2011, respectively, and $28,775 and $67,109 for the three and nine months ended September 30, 2010, respectively, which is recorded as interest expense in the accompanying consolidated statements of operations.

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

Conversion Option:
The embedded conversion option was valued at $93,370 and $212,447 at September 30, 2011 and December 31, 2010, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $54,478 and $119,077 for the three and nine months ended September 30, 2011, respectively, and $29,311 and $557,579 for the three and nine months ended September 30, 2010, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives.

The assumptions used in the Black-Scholes model to value the embedded conversion option at September 30, 2011 were as follows: (1) dividend yield of 0%; (2) expected volatility of 165%, (3) risk-free interest rate of 0.25%, and (4) expected life of 1.52 years.

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

Interest expense from amortization of the debt discount and deferred costs for the three and nine months ended September 30, 2011 was $112,296 and $333,226, respectively, and for the three and nine months ended September 30, 2010 was $112,296 and $538,986, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Dividends
Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually.  Accrued dividends will be payable upon redemption of the Series B preferred stock.  Accrued dividends were $968,254 and $196,986 at September 30, 2011 and December 31, 2010, respectively.

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

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at September 30, 2011.

The value of the secured promissory notes in the accompanying consolidated balance sheet was $10,947,153, net of discounts of $2,746,125 and accrued interest of $193,278 at September 30, 2011, reflecting a face value of $13,500,000. The value of the secured promissory notes in the accompanying consolidated balance sheet was $10,177,370, net of discounts of $3,322,630 at December 31, 2010, reflecting a face value of $13,500,000. The Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $3,519,238 during the year ended December 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes.

During the three and nine months ended September 30, 2011, the Company accreted interest on the promissory notes in the amount of $260,781 and $769,784, respectively, and during the three and nine months ended September 30, 2010, the Company accreted interest on the promissory notes in the amount of $62,892 and $133,714, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the nine months ended September 30, 2011 of $261,284 and $771,268, respectively, and during the nine months ended September 30, 2010 of $63,014 and $133,972, respectively.  The accrued dividends are offset by the accretion of the note receivable discount.

As of September 30, 2011 and December 31, 2010, 1,000 shares of Series B preferred stock were outstanding.

11.	SERIES C PREFERRED STOCK

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

On September 22, 2011, the Company delivered the third Series C Tranche notice to Socius for delivery of a total of 150 shares under the Series C preferred stock for funding in the amount of $1,500,000.

Dividends
Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually.  Accrued dividends will be payable upon redemption of the Series C preferred stock. Accrued dividends were $251,178 and $0 at September 30, 2011 and December 31, 2010, respectively.

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

Related Secured Promissory Notes Receivable:
In accordance with the terms of the Series C preferred stock agreement, on April 14, 2011 and associated with the first Series C Tranche notice which occurred on December 31, 2010, Socius issued to the Company a secured promissory note of $4,000,000 for 22,222,222 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,444,444 shares of common stock.  On June 16, 2011 and associated with the second Series C Tranche notice, Socius issued to the Company a secured promissory note of $4,000,000 for 21,390,374 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,278,075 shares of common stock.  On September 22, 2011 and associated with the third Series C Tranche notice, Socius issued to the Company a secured promissory note of $1,500,000 for 9,671,180 shares of common stock and issued a secured promissory note of $300,000 for the exercise of warrants for 1,934,236 shares of common stock.  Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at September 30, 2011.

The value of the secured promissory notes in the accompanying consolidated balance sheet was $9,962,291, net of discounts of $1,500,399 and accrued interest of $62,690 at September 30, 2011, reflecting a face value of $11,400,000.  The Company determined that a 6% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series C preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $1,625,781 during the nine months ended September 30, 2011. The Company accretes interest at 6% over the respective four-year terms of the promissory notes.

During the three and nine months ended September 30, 2011, the Company accreted interest on the promissory note in the amount of $126,508 and $188,071, respectively, and during the three and nine months ended September 30, 2010, the Company accreted interest on the promissory note in the amount of $0 and $0, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the nine months ended September 30, 2011 of $122,959 and $251,178, respectively, and during the nine months ended September 30, 2010 of $0 and $0, respectively.  The accrued dividends are offset by the accretion of the note receivable discount.

The Company has classified the Series C redeemable preferred stock in the equity section in its consolidated balance sheets.  As of September 30, 2011 and December 31, 2010, 950 and 400 shares of Series C preferred stock were outstanding, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

12.	WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price $	Life (in years)	(000) $
Outstanding, December 31, 2010	134,931,242	0.12	3.54
Granted	16,473,216	0.21
Exercised	(80,060,724)	0.07
Forfeited/Canceled	(879,167)	1.61
Outstanding, September 30, 2011	70,464,567	0.13	2.93	3,133

Exercisable, September 30, 2011	70,464,567	0.13	2.93	3,133

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at September 30, 2011:

Warrants Outstanding and Exercisable
		Weighted
		Average	Weighted
		Remaining	Average
Exercise Price $	Number of Shares	Life (Years)	Exercise Price $
.10 - .11	64,623,931	2.84	0.10
.20 - .30	1,630,000	4.25	0.25
.38-.39	1,330,636	5.82	0.39
.40-.45	2,065,000	2.31	0.42
0.70	815,000	4.25	0.70
	70,464,567

During the nine months ended September 30, 2011, the Company issued 3,413,016 warrants to consultants.  The warrants were 3 and 5 year warrants with an exercise price ranging from $0.10 to $0.70.  The fair value of the warrants at the date of issuance was approximately $660,000 which was recorded as consulting expense in the accompanying consolidated financial statements.  The Company used the Black-Scholes option pricing model to value the warrants using the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 165-170%, (3) risk-free interest rate of 0.81- 2.01%, and (4) expected life of 3-5 years.

During the nine months ended September 30, 2011, the Company extended the expiration date of 2,403,445 warrants that had expired on December 31, 2010.  The fair value of the warrants at the extension date was approximately $470,000 which was recorded as financing costs in the accompanying consolidated statement of operations.  The Company used the Black-Scholes option pricing model to value the warrants using the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 1.02%, and (4) expected life of 4 years.

During the nine months ended September 30, 2011, the Company issued to Socius 10,656,755 warrants which were exercised immediately through Socius issuing the Company a note receivable as discussed in Note 9.

During the nine months ended September 30, 2011, there were 34,225,302 warrants exercised for $3,377,715 in cash and 35,178,667 warrants exercised using the cashless exercise provision.

13.	STOCKHOLDERS’ EQUITY TRANSACTIONS

During the nine months ended September 30, 2011, the Company issued 1,519,077 shares related to the convertible debenture redemptions for the principal amount of $150,390.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2011, the Company issued 636,126 shares for the exercise of 1,500,000 non-employee options and relieved the derivative liability for $160,161.

During the nine months ended September 30, 2011, the Company issued 750,000 shares for the exercise of 750,000 employee options.

On January 1, 2011, the Company issued 1,630,000 shares of common stock in connection with consulting agreements.  The agreements are for one year unless terminated by either party.  The Company recognized consulting expense of $342,300 related to these agreements during the nine months ended September 30, 2011.

On January 11, 2011, per Gary Rabin’s employment agreement, the Company issued 5,000,000 shares of restricted common stock.  The Company valued the shares at $0.14 per share for a value of $700,000.  The Company was to amortize this expense over the earlier of one year or the naming of a new CEO.  On July 1, 2011, Gary Rabin was named CEO; therefore, the Company fully amortized the $700,000 as of July 1, 2011. During the three and nine months ended September 30, 2011, the Company recorded $350,000 and $700,000 as payroll expense in the accompanying consolidated statement of operations.

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

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Gary Rabin.  Per the agreement, the Company agreed to issue 10,000,000 shares of restricted stock which vests in equal installments on the last day of each calendar quarter commencing on July 31, 2011 and ending on December 31, 2013.  As of September 30, 2011, 1,000,000 shares have been issued.  The Company valued the 10,000,000 shares at $0.185 per share for a value of $1,850,000 which will be amortized over 30 months.  During the three and nine months ended September 30, 2011, the Company recorded $185,000 and $185,000 as payroll expense in the accompanying consolidated statements of operations.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On August 8, 2011, the Company entered into a new employment agreement with Gary Rabin.  Per the agreement, the Company agreed to issue 15,000,000 shares of restricted stock with 6,000,000 shares vesting immediately and the remaining 9,000,000 shares vesting over a 21 months period beginning on January 31, 2012.  As of September 30, 2011, 6,000,000 shares have been issued.  The Company valued the 15,000,000 shares at $0.1571 per share for a value of $2,356,500 which will be amortized through September 30, 2013.  During the three and nine months ended September 30, 2011, the Company recorded $1,051,362 and $1,051,362 as payroll expense in the accompanying consolidated statements of operations.

On August 9, 2011, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Midsummer Investment, Ltd. and Midsummer Small Cap Master, Ltd. (collectively, “Midsummer”).  Pursuant to the Settlement Agreement, upon tender by Midsummer to the Company of warrants held by Midsummer to purchase a total of 20,319,731 shares of the Company’s common stock and duly executed notices of exercise (deemed to occur upon execution of the Settlement Agreement), the Company, to settle errors involving warrant issuances to Midsummer, agreed to (i) deliver to Midsummer an aggregate of 36,000,000 shares of the Company’s common stock (the “Current Shares”), as an  exercise of the warrants in respect of a partial exercise of warrants, (ii) undertake to issue 30,585,774 additional shares of the Company’s common stock (the “Future Shares”), as an exercise of the remainder of the Warrants within ten days of the date that the Company shall have sufficient authorized and unissued shares of Common Stock (“Authorized Share Increase”) which are not otherwise reserved for issuance for other purposes to enable the Company to issue all of the Future Shares and (iii) issue 3,058,577 shares of the Company’s  common stock (the “Additional Future Shares”) for every calendar month elapsed between the date of delivery of the Current Shares and the date following delivery of the Future Shares.  The Company and Midsummer provided mutual general releases.

On September 2, 2011, the Company issued a board member 100,982 shares of common stock valued at $16,157 as compensation for board services.

On September 22, 2011, the Company issued 11,605,416 shares of common stock in exchange for promissory notes of $1,500,000 and $300,000 as discussed in Note 9.

During the nine months ended September 30, 2011, the Company issued 3,252,066 shares of common stock for the cashless exercise of 5,516,943 warrants not described above. The warrants were executed in accordance with their terms.

During the nine months ended September 30, 2011, the Company received $3,377,715 from the cash exercise of 34,225,302 warrants.

14.	STOCK-BASED COMPENSATION

Stock Plans

The following table summarizes the Company's stock incentive plans as of September 30, 2011:

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant
2004 Stock Plan	2,492,000	70,000	370,000
2004 Stock Plan II	1,301,161	1,071,161	230,000
2005 Stock Plan	92,952,983	88,442,457	87,563,995
	96,746,144	89,583,618	88,163,995

Stock Option Activity

A summary of option activity for the years ended September 30, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, December 31, 2010	48,376,119	$0.23	7.56	$3,825
Granted	43,457,499	-
Exercised	(2,250,000)	-
Forfeited/canceled	-	-
Outstanding, September 30, 2011	89,583,618	$0.23	8.39	$1,577

Vested and expected to vest
at September 30, 2011	84,267,048	$0.23	8.33	$1,517

Exercisable, September 30, 2011	48,686,928	$0.25	7.49	$1,115

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about stock options outstanding and exercisable at September 30, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Exercise	Remaining	Number	Exercise	Remaining
Price	of Shares	Price	Life (Years)	of Shares	Price	Life (Years)
$0.05	70,000	$0.05	2.87	70,000	$0.05	2.87
0.09	12,390,000	0.09	8.35	5,033,349	0.09	8.35
0.10 - 0.157	35,501,273	0.13	8.80	25,959,606	0.12	8.44
0.185 - 0.21	24,269,168	0.19	8.79	9,270,795	0.20	7.42
0.25 - 0.45	11,071,161	0.36	9.13	2,071,161	0.31	6.40
0.85	5,604,099	0.85	3.34	5,604,100	0.85	3.34
$1.35 - 2.48	677,917	$2.04	4.11	677,917	$2.04	4.11
	89,583,618			48,686,928

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the nine months ended September 30, 2011 and 2010 are as follows:

	September 30,	September 30,
	2011	2010
Risk-free interest rate	1.55-1.8%	2.29-3.84%
Expected life of the options	5.26-5.31 years	5 – 10 years
Expected volatility	165%	170-180%
Expected dividend yield	0%	0%
Expected forfeitures	13%	13%

15.	COMMITMENTS AND CONTINGENCIES

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

The Company determined that an accrual was necessary at September 30, 2011, which is included in the “loss contingency accrual” amount on the accompanying consolidated balance sheets. See Note 7.

As discussed in Note 7, in addition to the claim above, the Company has become aware of two additional lawsuits by different holders asserting substantially similar claims and allegations set forth in the Alpha Capital case.  In the event all other holders of convertible notes and warrants issued by the Company similarly situated to Alpha Capital were to file substantially similar actions based upon claims and allegations substantially similar to those asserted by Alpha Capital, the Company estimates that the number of shares of common stock such holders of convertible notes and warrants could demand would be approximately 387,000,000.  The Company has recorded a “finance cost” and a “loss contingency accrual” of approximately $33,800,000 on the accompanying consolidated statements of operations and the consolidated balance sheets, respectively, related to the Claim and the additional lawsuits.

As discussed in Note 6, on October 14, 2011, the United States District Court for the Southern District of New York entered an order granting plaintiff Alpha Capital Anstalt's ("Alpha Capital") motion for a preliminary injunction and preliminary declaratory relief in the lawsuit entitled Alpha Capital Anstalt v. Advanced Cell Technology, Inc., Case No. 11 CIV 6458 (S.D.N.Y. filed Sept. 16, 2011).  The lawsuit is described in the current report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 22, 2011.  In its motion, Alpha Capital sought an order directing the Company to deliver to it at least 39,514,859 shares of its common stock in accordance with the terms of its warrants and convertible promissory notes.  The court's October 14, 2011 order directed the Company to hold in escrow 39,514,859 shares of its common stock pending the entry of a preliminary injunction, and directed Alpha Capital to submit a proposed form of order to the court by October 27, 2011.  On November 1, 2011, the Company issued the 39,514,859 shares to Alpha Capital.

The Company recorded $2,487,367 as “finance cost” and “accrued settlement” on the accompanying consolidated statements of operations and balance sheets, respectively which represents the fair value of the 39,514,859 shares of common stock valued at $0.104 per share less the fair value of the warrant derivative liability of $1,614,289.

The Company has entered into employment contracts with certain executives and research personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits.

16.	SUBSEQUENT EVENTS

On October 14, 2011, the United States District Court for the Southern District of New York entered an order granting plaintiff Alpha Capital Anstalt's ("Alpha Capital") motion for a preliminary injunction and preliminary declaratory relief in the lawsuit entitled Alpha Capital Anstalt v. Advanced Cell Technology, Inc., Case No. 11 CIV 6458 (S.D.N.Y. filed Sept. 16, 2011).  The lawsuit is described in the current report on Form 8-K filed by the Company with the Securities and Exchange Commission on September 22, 2011.  In its motion, Alpha Capital sought an order directing the Company to deliver to it at least 39,514,859 shares of its common stock in accordance with the terms of its warrants and convertible promissory notes.  The court's October 14, 2011 order directed the Company to hold in escrow 39,514,859 shares of its common stock pending the entry of a preliminary injunction, and directed Alpha Capital to submit a proposed form of order to the court by October 27, 2011.  On November 1, 2011, the Company issued the 39,514,859 shares to Alpha Capital. See Note 6.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company has evaluated all subsequent events that occurred up to the time of the Company's issuance of its financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q and the materials incorporated herein by reference contain forward-looking statements that involve risks and uncertainties. We use words such as “may,” “assumes,” “forecasts,” “positions,” “predicts,” “strategy,” “will,” “expects,” “estimates,” “anticipates,” “believes,” “projects,” “intends,” “plans,” “budgets,” “potential,” “continue” and variations thereof, and other statements contained in this quarterly report, and the exhibits hereto, regarding matters that are not historical facts and are forward-looking statements. Because these statements involve risks and uncertainties, as well as certain assumptions, actual results may differ materially from those expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to risks inherent in:  our early stage of development, including a lack of operating history, lack of profitable operations and the need for additional capital; the development and commercialization of largely novel and unproven technologies and products; our ability to protect, maintain and defend our intellectual property rights; uncertainties regarding our ability to obtain the capital resources needed to continue research and development operations and to conduct research, preclinical development and clinical trials necessary for regulatory approvals; uncertainty regarding the outcome of clinical trials and our overall ability to compete effectively in a highly complex, rapidly developing, capital intensive and competitive industry. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date that they are made. Except as may be required under applicable securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2011 and 2010

	Three Months Ended September 30,		Three Months Ended September 30,
	2011		2010
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$132,805	100.0%	$205,158	100.0%
Cost of revenue	16,650	12.5%	66,650	32.5%
Gross profit	116,155	87.5%	138,508	67.5%
Research and development expenses	4,035,722	3038.8%	1,348,503	657.3%
General and administrative expenses	2,976,219	2241.0%	1,094,604	533.5%
Change in estimate of accrued liabilities	-	0.0%	(30,336)	-14.8%
Loss on settlement of litigation	-	0.0%	3,132,300	1526.8%
Non-operating income (expense)	(45,625,243)	-34355.1%	7,342,278	3578.8%
Net loss	$(52,521,029)	-39547.5%	$1,935,715	943.5%

Revenue

Revenue for the three months ended September 30, 2011 and 2010 was $132,805 and $205,158, respectively, which represented a decrease of $72,353, or 35%.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the three months ended September 30, 2011 was due to licenses being terminated during the fourth quarter 2010.

Research and Development Expenses and Grant Reimbursements

R&D expenses for the three months ended September 30, 2011 and 2010 were $4,035,722 and $1,348,503, respectively, an increase of $2,687,219, or 199%.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  The increase in the R&D primarily consists of an increase in salaries of $1,466,592 and option compensation expenses of $1,093,063.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2011 and 2010 were $2,976,219 and $1,094,604, respectively, an increase of $1,881,615, or 172%. The increase was because of an increase in salaries of $692,838 and option compensation expense of $750,585.

Non-operating income (expense)

Non-operating income (expense) for the three months ended September 30, 2011 and 2010 was $(45,625,243) and $7,342,278, respectively. The change in non-operating income (expense) during the three months ended September 30, 2011, compared to that of 2010, relates primarily to finance costs offset by the change in fair value of derivatives.  During the three months ended September 30, 2011, the Company incurred approximately $11,920,198 in financing costs due to a settlement with Midsummer Investments resulting from ratchet down provisions within their warrant agreement.  Additionally the Company accrued a liability for as an estimate for pending litigations on a similar ratchet down warrant contract with Alpha Capital for $2,487,367 and $33,789,564 for potential claims from other investors.  During the three months ended September 30, 2011, the fair value of the derivative liabilities increased by $3,661,432 compared to an increase of $9,550,745 for the three months ended September 30, 2010.  Interest expense was $275,378 for the three months ended September 30, 2011 compared to $2,382,253 for the three months ended September 30, 2010.  The decrease in interest expense is due to the decrease in the overall debt.

Net Income (Loss)

Net income (loss) for the three months ended September 30, 2011 and 2010 was $(52,521,029) and $1,935,715, respectively. The change in net income (loss) in each period is primarily related to the changes in the fair value of the derivative liabilities and finance costs related to the settlement of litigations.

Comparison of Nine months ended September 30, 2011 and 2010

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2011		2010
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$440,181	100.0%	$615,474	100.0%
Cost of revenue	321,050	72.9%	199,950	32.5%
Gross profit	119,131	27.1%	415,524	67.5%
Research and development expenses	7,042,766	1600.0%	6,728,225	1093.2%
General and administrative expenses	8,125,473	1845.9%	13,662,066	2219.8%
Change in estimate of accrued liabilities	-	0.0%	(1,600,302)	-260.0%
Loss on settlement of litigation	294,144	66.8%	3,132,300	508.9%
Non-operating income (expense)	(45,339,963)	-10300.3%	8,523,246	1384.8%
Net loss	$(60,683,215)	-13786.0%	$(12,983,519)	-2109.5%

Revenue

Revenue for the nine months ended September 30, 2011 and 2010 was $440,181 and $615,474, respectively, which represented a decrease of $175,293, or 28%.  These amounts relate primarily to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the nine months ended September 30, 2011 was due to licenses being terminated during the fourth quarter 2010.

Research and Development Expenses and Grant Reimbursements

R&D expenses for the nine months ended September 30, 2011 and 2010 were $7,042,766 and $6,728,225, respectively, an increase of $314,541, or 5%.  R&D consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research. The increase in R&D expenditures during the nine months ended September 30, 2011 as compared to the same period in 2010 is primarily as a result of an increase in option compensations expenses of $1,093,063 offset by a decrease in salaries of $685,059 and.

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

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2011 and 2010 were $8,125,473 and $13,662,066, respectively, a decrease of $5,536,593, or 41%. The 2011 decrease was because during the nine months ended September 30, 2010, we expensed approximately $8,000,000 related to 89,280,595 shares of common stock that were issued or expected to be issued to our former chief executive officer per his employment agreement.

Loss on settlement of litigation

Loss on settlement of litigation for the nine months ended September 30, 2011 and 2010 were $294,144 and $3,132,300, respectively, a decrease of $2,838,156 or 91%.  The decrease was due to the settlement with Transition Holdings, Inc.  We had accrued $3,205,856 as of December 31, 2010 and then expensed the remaining $294,144 settlement amount during the nine months ended September 30, 2011.

Non-operating income (expense)

Non-operating income (expense) for the nine months ended September 30, 2011 and 2010 was $(45,339,963) and $8,523,246, respectively. The change in non-operating income (expense) during the nine months ended September 30, 2011, compared to that of 2010, relates primarily to finance costs offset by the change in fair value of derivatives.  During the nine months ended September 30, 2011, the fair value of the derivative liabilities increased by $7,749,653 compared to an increase of $18,077,454 for the nine months ended September 30, 2010.  During the nine months ended September 30, 2011, the Company incurred approximately $2,400,000 in financing costs associated with the Gemini Master Fund warrant settlement.  During the nine months ended September 30, 2011, the Company incurred approximately $11,920,198 in financing costs due to a settlement with Midsummer Investments resulting from ratchet down provisions within their warrant agreement.  Additionally the Company accrued a liability for as an estimate for pending litigations on a similar ratchet down warrant contract with Alpha Capital for $2,487,367 and $33,789,564 for potential claims from other investors.  Interest expense was $1,229,259 for the nine months ended September 30, 2011 compared to $8,164,546 for the nine months ended September 30, 2010.  The decrease in interest expense is due to the decrease in the overall debt.

Net Income (Loss)

Net loss for the nine months ended September 30, 2011 and 2010 was $60,683,215 and $12,983,519, respectively. The change in net loss in each period is primarily related to the Midsummer Investment warrant settlement and other liabilities arising from pending claims.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(10,828,173)	$(7,298,540)
Net cash used in investing activities	(36,830)	(199,045)
Net cash provided by financing activities	8,877,715	7,153,865
Net increase (decrease) in cash and cash equivalents	(1,987,288)	(343,720)
Cash and cash equivalents at the end of the period	$13,902,121	$2,195,118

Operating Activities

Our net cash used in operating activities during the nine months ended September 30, 2011 and 2010 was $10,828,173 and $7,298,540, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures.

Cash Flows from Investing

Cash used in investing activities during the nine months ended September 30, 2011 and 2010 was $36,830 and $199,045, respectively. Our cash used in investing activities during the nine months ended September 30, 2011 was attributed to the purchase of fixed assets for approximately $37,000.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2011 and 2010 was $8,877,715 and $7,153,865, respectively. During the nine months ended September 30, 2011, we received $5,500,000 from the issuance of 550 shares of Series C Preferred stock and $3,377,715 from the exercise of warrants.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of September 30, 2011, we have approximately $13,900,000 in cash.
•	As of September 30, 2011, approximately $1,580,000 is available to us upon the sale of our Series A-1 preferred stock for a maximum placement commitment of $5 million.

•	As of September 30, 2011, $15,500,000 is available to us upon the sale of our Series C preferred stock for a maximum placement commitment of $25,000,000.
•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended September 30, 2011, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On or about September 16, 2011, Alpha Capital Anstalt, a Liechtenstein corporation with its principal place of business in Vaduz, Liechtenstein (“plaintiff”), filed an action against the Company in the United States District Court for the Southern District of New York, Case No. 11 CIV 6458.  Plaintiff alleges that it is or was a holder of various convertible notes and warrants issued by the Company, and that by reason of certain transactions between the Company and JMJ Financial, Inc. during 2010, the exercise and conversion prices in plaintiff’s convertible notes and warrants should have been reset.  Plaintiff demands a preliminary and permanent injunction directing that the Company deliver to it at least 39,514,859 shares of its common stock, as well as monetary damages in an amount to be determined at trial.

On October 14, 2011, the United States District Court for the Southern District of New York entered an order granting plaintiff Alpha Capital Anstalt's ("Alpha Capital") motion for a preliminary injunction and preliminary declaratory relief in the lawsuit entitled Alpha Capital Anstalt v. Advanced Cell Technology, Inc., Case No. 11 CIV 6458 (S.D.N.Y. filed Sept. 16, 2011).  In its motion, Alpha Capital sought an order directing the Company to deliver to it at least 39,514,859 shares of its common stock in accordance with the terms of its warrants and convertible promissory notes.  The court's October 14, 2011 order directed the Company to hold in escrow 39,514,859 shares of its common stock pending the entry of a preliminary injunction, and directed Alpha Capital to submit a proposed form of order to the court by October 27, 2011. On November 1, 2011, we issued the 39,514,859 shares to Alpha Capital.

Since the entry of the court order, we have become aware of two additional lawsuits by different holders asserting substantially similar claims and allegations. If all other holders of convertible notes and warrants issued by us which are similarly positioned were to file substantially similar actions based upon substantially similar claims and allegations, we estimate that the number of shares of common stock such holders of convertible notes and warrants could demand would be approximately 387 million.  The total number of shares of common stock currently outstanding is in excess of 1.62 billion. We intend to seek a prompt global resolution of all such claims and potential claims by holders of convertible notes and warrants.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2010 filed with the Securities and Exchange Commission on March 17, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the nine months ended September 30, 2011, we issued 3,252,066 shares of common stock for the cashless exercise of 5,516,943 warrants.

During the nine months ended September 30, 2011, we issued 1,519,077 shares upon conversion of debentures redemptions in the principal amount of $150,390.

During the nine months ended September 30, 2011, we issued 1,386,126 shares for the exercise of 2,250,000 options.

On January 11, 2011, per Gary Rabin’s employment agreement, we issued 5,000,000 of common stock to Gary Rabin.

On February 11, 2011, we entered into an agreement with Gemini Master Fund (“Gemini”), whereby, we issued 20,000,000 shares to settle all past and current warrant issuances.

On August 9, 2011, we entered into an agreement with Midsummer, whereby, we issued 36,000,000 shares as part of a settlement for past and current warrant issuances.

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

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

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
Gary Rabin
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Oficer)
Dated: November 8, 2011