Form 10-K
period 2011-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2012-03-01
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.)  Yes ☐     No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based upon the closing price of $0.19 for the registrant’s Common Stock as of June 30, 2011) was approximately $280 million (based on 1,473,991,085 shares of common stock outstanding and held by non-affiliates on such date). Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding Common Stock as of June 30, 2011 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 2,029,049,544 shares as of February 7, 2012.

ADVANCED CELL TECHNOLOGY, INC.

2011 ANNUAL REPORT ON FORM 10-K

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

PART I

Item 1. Business

Overview

Advanced Cell Technology, Inc., a Delaware corporation (the “Company”, “we”, “us”, or “our”) is a biotechnology company focused on developing and commercializing human embryonic, iPS and adult stem cell technology in the emerging field of regenerative medicine.

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

We have acquired, developed and maintain a portfolio of patents and patent applications which, along with know-how and trade secrets, form the proprietary base for our research and development efforts in the area of embryonic, iPS and adult stem cell research. We believe that our intellectual property portfolio is one of the strongest in the field. Our team includes some of the world's leading scientists in the field of stem cell research and development, and experts in regulatory affairs and conducting clinical trials. We believe our technology base, combined with our know-how and experience both in the science and regulatory oversight of cell therapies, provides us with a strong competitive advantage and should facilitate the successful development and commercialization of products for use in the treatment of a wide array of chronic, degenerative diseases and in regenerative repair of a variety of acute diseases, such as trauma, myocardial infarction and burns.

Our belief that our intellectual property represents one of the strongest portfolios in the field is supported by:

• The early and consistent pace of filing, and the breadth of the large number of filings in the portfolio.

• The relative immaturity of this field of study.

• The limited number of truly competitive portfolios of intellectual property.

Regenerative medicine is a new and emerging field of study involving development of medical therapies based on advances in stem cell and the creation of differentiated cells and tissues in culture for use in transplantations. We have developed and maintain a broad intellectual property (IP) portfolio, with ownership or exclusive licensing of 35 issued patents and over 170 patent applications in the field of regenerative medicine and related areas. Our intellectual property includes patent rights and applications for specific applications of stem cell technology in producing retinal pigment epithelium (RPE) cells, hemangioblasts, myoblast stem cells and numerous methods and compositions for the use of these technologies and derived cells in treating retinal and other eye disease, inflammatory and autoimmune diseases, heart disease, as well as to provide agents for wound healing and replacement of blood components.

Although we have strong competitors in this field, we believe our intellectual property portfolio compares favorably with those of our competition based upon its size, focus and filing dates. With respect to the focus of our human embryonic stem cell portfolio, we believe that the manufacturing processes for generating therapeutic cell preparations and the use of the those preparations for treating diseases or otherwise repairing or replacing failing tissues will prove to be one of the technological keys to successful development of stem cell therapies. As described above, our intellectual property includes patent rights and applications for specific applications of stem cell technology. In addition, we have succeeded in deriving human embryonic cell (“hESC”) lines without destroying the donor embryo through our proprietary single blastomere derivation technology. We own or have a license to numerous other technologies directed to generating stem cell lines, including somatic cell nuclear transfer, parthenogenesis, transdifferentiation, induced pluripotency and dedifferentiation.

Our research efforts to date in human embryonic technologies include both clinical, pre-clinical and basic research efforts. In November and December 2010 we received approval for two Investigational New Drug (IND) Applications we filed with the US Food and Drug Administration (FDA) to initiate Phase I/II multicenter studies using embryonic stem cell derived retinal pigment epithelial (RPE) cells to treat patients with Stargardt’s Macular Dystrophy (SMD) in one study and patients with dry Age-related Macular Degeneration (dry AMD) in the other study. In September 2011, we received approval from U.K. Medicines and Healthcare products Regulatory Agency (MHRA) to conduct an SMD clinical trial in the United Kingdom. To date, three SMD and one dry AMD patient have been treated in the U.S. trials, and one SMD patient has been treated in the U.K. trial. These RPE cells used in these trials are derived from embryonic stem cells the company developed using our proprietary blastomere derivation techniques.

The Company has also secured Food and Drug Administration (FDA) clearance to proceed to a Phase II Clinical Trial for its Myoblast program for the treatment of heart failure, and the trial is currently being developed.  We believe that the company's myoblast technology has demonstrated that a myoblast transplantation treatment is feasible and safe in clinical trials conducted to date and that the technology could address the large market potential presented by heart failure. The stem cells used in this clinical program are our autologous adult stem cells.

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

The Field of Regenerative Medicine

The emerging field of treatment called "regenerative medicine" or "cell therapy" refers to treatments that are founded on the concept of producing new cells to replace malfunctioning or damaged cells as a vehicle to treat disease, degeneration and injury. Our focus is the development of effective methods to generate replacement cells from both human embryonic and adult stem cells.

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

Embryonic stem cells, referred to as ES cells, which are derived from pre-implantation embryos, are unique because they are "totipotent," which means that they can develop into all cells and tissues in the body, and they self-renew indefinitely in their undifferentiated state. The ability of ES cells to divide indefinitely in the undifferentiated state without losing pluripotency is a unique characteristic that distinguishes them from all other stem cells discovered to date in humans.

Our business is focused on both the development and commercialization of adult stem cell therapies and therapies based on cells derived from ES cells or other potentially totipotent stem cell technologies.

Our adult stem cell-based products are specifically targeted at therapies for heart and other cardiovascular disease and are at a more advanced stage of development than our human ES cell based technologies. Our first human ES cell-based product, retinal pigmented epithelial cells, have entered Phase I clinical trials and several patients have already been treated. We believe retinal pigmented epithelial cells technologies have potentially broader and more powerful applications with respect to a wide range of diseases.

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

We believe that solving the potential rejection of hESC-derived cells and tissues in patients is the greatest scientific obstacle to developing successful therapeutics. Our research and technologies are focused on solving this obstacle by creating stem cell therapeutics with compatible tissues or which can be used in immunopriveleged or immunosuppressed sites of transplantation in patients. Compatible tissues are referred to as being histocompatible.

We believe the potential markets for regenerative medicine and stem cell therapies are large. The table below summarizes the potential United States patient populations which we believe may be amenable to cell or organ transplantation and represent target markets for products generated through our regenerative medicine technology.

  POTENTIAL U.S. PATIENT POPULATIONS FOR CELL-BASED THERAPIES

Medical Condition	Number of Patients*
Cardiovascular disease	70 million *
Autoimmune disease	50 million *
Diabetes	18 million
Osteoporosis	10 million
Cancer	10 million
Alzheimer's disease	4.5 million
Parkinson's disease	1 million
Burns (severe)	1.1 million
Spinal-cord injuries	0.25 million
Birth defects	0.15 million/year
Macular Degeneration	10 million

*These estimates are based on patient estimates published by the following organizations from April 2005 to the present: the American Heart Association, the American Autoimmune Related Diseases Association, SEER (Surveillance, Epidemiology and End Result), American Burn Association, March of Dimes, the Alzheimer's Association, the Alzheimer's Disease Education & Referral Center (National Institute on Aging), the National Institutes of Health's National Institute on Neurological Disorders and Stroke, the Foundation for Spinal Cord Injury Prevention, Care & Cure, the Centers for Disease Control and Prevention, the American Association of Diabetes Educators, the Northwest Parkinson's Foundation and the Parkinson's Action Network, American Macular Degeneration Foundation.

Our Human Embryonic Stem Cell Technologies

In certain countries, the use of human embryonic stem cells has raised certain ethical, legal and social issues previously rooted in the fact that the initial discovered methods for generating human ES cells required the destruction of preimplantation embryos in order to isolate a cellular fraction called the inner cell mass (or “ICM”).  We have developed an alternative to ICM-derivation of hESC - a method which utilizes single cell biopsy to remove a single blastomere from a 4-8 cell preembryo in a manner which does not result in the destruction of the preembryo. While the overall process for deriving hESC lines from single blastomeres is proprietary to ACT, and covered by an issued U.S. patent, the single cell biopsy technique is one that has been used routinely for more than decade by in vitro fertilization clinics as part of a process called preimplantation genetic diagnostics (PGD). In those clinics, single cells are removed from 4-8 cell pre-embryos and tested for genetic and chromosomal abnormalities, and embryos which pass PGD screening can then be used for implantation, suggesting to us that the single cell biopsy process is not only non-destructive, but may further be considered as a process which does not subject the preembryo to any undue risk of harm.

In August 2001, then-President George Bush set guidelines for federal funding of research on embryonic stem cells from human embryos created by in-vitro fertilization, referred to as IVF, limiting funding to just 60 lines. However, in March 2009, President Barack Obama issued an executive order opening the door to a significant increase in federal funding for ES cell research.  That led to the National Institutes of Health (NIH) to promulgate new guidelines for registering hESC lines for federal eligibility. Between the time the proposed guidelines were published for comment, and the final guidelines were promulgated as rule later in 2009, the NIH changed the definition of “human Embryonic Stem Cell” to require that the stem cells must be derived from the inner cell mass of an embryos. This definitional change, which the NIH admitted in 2010 was a mistake in retrospect, has nevertheless restricted eligibility of hESC lines for federal funding to only ICM-derived hESC lines and as such has excluded our single blastomere-derived lines for eligibility. While we continue to work with the NIH towards promulgation of revised guidelines that remove this definitional limitation, research using our hESC lines does not currently qualify for federally-funded grants. It should be noted that this limitation is only with respect to obtaining federal funding of research, and not a limitation on our ability to use our own money or grants from other third parties to advance our research, nor does it prohibit the marketing of our hESC-derived therapeutics if and when such products may be approved by the FDA.

In addition to the allogeneic sourced approaches we have followed for certain of our cell therapy product opportunities, we have also maintained a strategic focus on producing pluripotent cell lines that are histocompatible with the patients in which the cells are to be injected or transplanted. We have numerous proprietary technologies that we believe will generate histocompatible, pluripotent stem cells for patient-specific application, including both techniques for generating hESC lines as well as induced Pluripotency (iPS) techniques. These various cell derivation techniques may help to improve the potential for effective use as transplants for a wider range of diseases and degenerative disorders in human patients. If successfully developed, our cellular reprogramming and pluripotent stem cell technologies will make it possible to produce cells that have the proliferative capacity of ES cells, have specific therapeutic application, and are immunologically compatible with the patient.

All of our non-ES cell technologies are at the level of basic research or in the pre-clinical stage of development.

Our Cell Therapy Research Programs

Regenerative medicine requires that stem cells, from whatever source derived, be differentiated, or re-differentiated, into specific body cell types and then physically transplanted into a patient. Differentiation into tissues such as retinal or corneal tissues, cardiac muscle, blood, and other tissues occurs spontaneously in ES cells being cultured in a dish. Successful application of stem cell technology will require developing appropriate manufacturing controls over the specific kinds of cells into which stem cells differentiate. Control of differentiation and the culture and growth of stem and differentiated cells are important current areas of research for us. We intend to continue to pursue differentiation approaches both in-house and through collaborations with other researchers who have particular interests in, and skills related to, cellular differentiation. These efforts include using both animal and human stem cell lines. Our research in this area includes projects focusing on developing many different cell types that may be used in the future to treat a wide range of diseases.  As an example, our researchers have generated stable retinal pigment epithelium, or RPE, cell lines for use in our clinical retinal program and are working on projects to generate stable cell lines with particular focus on blood lineage and vascular epithelial cell lines from hemangioblast cells.

Retinal Pigment Epithelium Program. In November, 2006 we published data demonstrating human ES cell-derived RPE cells were capable of rescuing visual function in Royal College of Surgeon rats. Following the publication of that data, we entered into a pre-clinical development collaboration with Casey Eye Institute at Oregon Health & Science University. The purpose of the collaboration was to conduct dosage and safety studies in preparation for IND and Phase I human clinical trials.  As mentioned, in November 2009 we filed an Investigational New Drug (IND) Application with the US Food and Drug Administration (FDA) to initiate a Phase I/II multicenter study using hESC-derived RPE cells to treat patients with Stargardt’s Macular Dystrophy (SMD). We also filed IND Application with the FDA to initiate a Phase I/II multicenter study using the same hESC-derived RPE cells to treat patients with Age-related Macular Degeneration. In November and December 2010 we received approval for both of these IND Applications. In September 2011, we received approval from U.K. Medicines and Healthcare products Regulatory Agency (MHRA) to conduct an SMD clinical trial in the United Kingdom. To date, three SMD and one dry AMD patient have been treated in the U.S. trials, and one SMD patient has been treated in the U.K. trial. These RPE cells use in these trials are derived from embryonic stem cells the company developed using our proprietary blastomere derivation techniques. Preliminary results for the first dry AMD and first SMD patient were first published on January 24, 2012 in the online version of the Lancet. See www.thelancet.com and doi:10.1016/S0140-6736(12)60028-2.

Hemangioblast Program. Hemangioblasts are a newly-characterized stem cell capable of differentiating into both hematopoietic, meaning blood cell-forming, and angiogenic, meaning blood vessel endothelium-forming, cells. We believe it will be possible to utilize hemangioblast cells to repair age-related endothelial dysfunction associated with numerous significant age-related diseases, including cardiovascular disease, stroke, and perhaps even cancer, as well as correct ischemic conditions, such as peripheral ischemia associated with diabetes. In 2006 we successfully derived hemangioblast cells generated from the company's blastomere-derived hESC lines. In 2007, we published data reporting that through utilization of hemangioblast based therapy we generated function in vivo with respect to the repair of ischemic retinal vasculatures and restoration of blood flow in ischemic limbs. In addition, we also reported increased survival rates of animals suffering from myocardial infarction.  The hemangioblast program is currently in preclinical development.

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

Our transplantation therapy involves extraction through simple biopsy from a patient's thigh of myoblasts, which are non-embryonic, skeletal muscle stem cells, which can be expanded in culture and injected back into damaged and scarred regions of the heart. This therapy promotes repair of damaged cardiac tissue by autologous cells, thereby avoiding immune rejection as each patient receives their own cells. Skeletal muscle, unlike heart muscle, can repair itself after injury. Skeletal muscle contains immature myoblasts that can fuse with surrounding myoblasts or with damaged muscle fibers to regenerate contractile skeletal muscle. In experimental models, our researchers have demonstrated that skeletal myoblasts can be transplanted into an infarcted myocardium with the subsequent development of elongated, striated cells characteristic of both skeletal and cardiac muscle. Our Phase I clinical studies have demonstrated the efficacy of this therapy on a preliminary basis.

We have received FDA approval to proceed with our Phase II clinical trial, to evaluate the applications for myoblast transplantation in slowing and/or reversing the impact of heart failure.

Our Intellectual Property

Our research and development is supported by a broad intellectual property portfolio. We currently own or have exclusive licenses to over 35 patents and have over 170 patent applications pending worldwide in the field of regenerative medicine and stem cell therapy. In the past two years, the United States Patent and Trademark office has granted several of our patents covering the methods we use to derive and produce our RPE cell therapy product that is currently being used in ongoing clinical trials in the United States and United Kingdom. We also have non-exclusive rights to a portfolio of patents and patent applications that support our core intellectual property.

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

We maintain a disciplined patent policy and, when appropriate, seek patent protection for inventions in our core technologies and in ancillary technologies that support our core technologies or which we otherwise believe will provide us with a competitive advantage. We pursue this strategy by filing patent applications for discoveries we make, either alone or in collaboration with scientific collaborators and strategic partners, including with respect to our RPE cell therapy program and the methods we use to derive and produce our RPE cell therapy product. Typically, although not always, we file patent applications both in the United States and in select international markets. In addition, we plan to obtain licenses or options to acquire licenses to patent filings from other individuals and organizations that we anticipate could be useful in advancing our research, development and commercialization initiatives and our strategic business interests.

The following table identifies the issued patents we own or license that we believe currently support our products and technology platform.

Owned by Advanced Cell Technology, Inc.

Patent Number	Country	Filing Date	Issue Date	Expiration Date*	Title

7838727	United States	11/4/2005	11/23/2010	3/29/2026	DERIVATION OF EMBRYONIC STEM CELLS

7893315	United States	5/3/2007	2/22/2011	11/4/2025	DERIVATION OF EMBRYONIC STEM CELLS AND EMBRYONIC-DERIVED CELLS

7736896	United States	7/20/2005	6/15/2010	1/11/2026	MODALITIES FOR THE TREATMENT OF DEGENERATIVE DISEASES OF THE RETINA

516236	New Zealand	6/30/2000	4/7/2005	6/30/2020	CYTOPLASMIC TRANSFER TO DE-DIFFERENTIATE RECIPIENT CELLS

2002322522	Australia	7/18/2002	5/17/2010	7/18/2022	METHODS AND COMPOSITIONS FOR CELL THERAPY

6808704	United States	9/6/2000	10/26/2004	2/18/2021	METHOD FOR GENERATING IMMUNE-COMPATIBLE CELLS AND TISSUES USING NUCLEAR TRANSFER TECHNIQUES

783162	Australia	9/6/2000	1/12/2006	9/6/2020	METHOD FOR GENERATING IMMUNE-COMPATIBLE CELLS AND TISSUES USING NUCLEAR TRANSFER TECHNIQUES

265679	Mexico	9/6/2000	4/3/2009	9/6/2020	METHOD FOR GENERATING IMMUNE-COMPATIBLE CELLS AND TISSUES USING NUCLEAR TRANSFER TECHNIQUES

536786	New Zealand	11/24/2004	1/11/2007	9/6/2020	METHOD FOR GENERATING IMMUNE-COMPATIBLE CELLS AND TISSUES USING NUCLEAR TRANSFER TECHNIQUES

782385	Australia	10/13/2000	11/3/2005	10/13/2020	METHODS OF PRODUCING DIFFENTIATED PROGENITOR CELLS AND LINEAGE-DEFECTIVE EMBRYONIC STEM CELLS

518191	New Zealand	10/13/2000	5/10/2004	10/13/2020	METHODS OF PRODUCING DIFFENTIATED PROGENITOR CELLS AND LINEAGE-DEFECTIVE EMBRYONIC STEM CELLS

531844	New Zealand	9/6/2000	12/8/2005	9/6/2020	TELOMERE RESTORATION AND EXTENSION OF CELL LIFE-SPAN IN ANIMALS CLONED FROM SENESCENT SOMATIC CELLS

7910369	United States	8/24/2005	3/22/2011	10/10/2025	NOVEL CULTURE SYSTEMS FOR EX VIVO DEVELOPMENT

7621606	United States	8/27/2002	11/24/2009	8/27/2022	TRANS-DIFFERENTIATION AND RE-DIFFERENTIATION OF SOMATIC CELLS AND PRODUCTION OF CELLS FOR CELL THERAPIES

7794704	United States	1/24/2005	9/14/2010	1/11/2026	METHODS FOR PRODUCING ENRICHED POPULATIONS OF HUMAN RETINAL PIGMENT EPITHELIUM CELLS FOR TREATMENT OF RETINAL DEGENERATION

7795025	United States	7/21/2006	9/14/2010	1/11/2026	METHODS FOR PRODUCING ENRICHED POPULATIONS OF HUMAN RETINAL PIGMENT EPITHELIUM CELLS

2005207042	Australia	1/24/2005	12/23/2010	1/24/2025	MODALITIES FOR THE TREATMEANT OF DEGENERATIVE DISEASES OF THE RETINA

ZL200580007359.0	China	1/24/2005	6/29/2011	1/24/2025	MODALITIES FOR THE TREATMEANT OF DEGENERATIVE DISEASES OF THE RETINA

548929	New Zealand	1/24/2005	2/25/2011	1/24/2025	MODALITIES FOR THE TREATMEANT OF DEGENERATIVE DISEASES OF THE RETINA

7696404	United States	12/27/2002	4/13/2010	11/29/2020	EMBRYONIC OR STEM-LIKE CELL LINES PRODUCED BY CROSS SPECIES NUCLEAR TRANSPLANTATION…

ZL00818200.0	China	12/20/2000	10/18/2006	12/20/2020	METHOD TO PRODUCE CLONED EMBRYOS AND ADULTS FROM CULTURED CELLS

519347	New Zealand	12/20/2000	11/11/2004	12/20/2020	METHOD TO PRODUCE CLONED EMBRYOS AND ADULTS FROM CULTURED CELLS

8017393	United States	4/13/2007	9/13/2011	4/13/2026	HEMANGIO-COLONY FORMING CELLS

5453366	United States	3/15/1993	9/26/1995	9/26/2012	METHOD OF CLONING BOVINE EMBRYOS

5496720	United States	2/10/1993	3/5/1996	3/5/2013	PARTHENOGENIC OOCYTE ACTIVATION

6194202	United States	3/4/1996	2/27/2001	2/10/2013	PARTHENOGENIC OOCYTE ACTIVATION

6077710	United States	10/21/1998	6/20/2000	2/10/2013	PARTHENOGENIC OOCYTE ACTIVATION

6680199	United States	5/22/2000	1/20/2004	2/10/2013	IN VITRO ACTIVATION OF MAMMALIAN OOCYTES

 Owned by Advanced Cell Technology, Inc.'s wholly-owned subsidiary Mytogen, Inc.

Patent Number	Country	Filing Date	Issue Date	Expiration Date*	Title

6673604	United States	7/24/2000	1/6/2004	7/24/2020	MUSCLE CELLS AND THEIR USE IN CARDIAC REPAIR**

6432711	United States	11/1/1994	8/13/2002	8/13/2019	EMBRYONIC STEM CELLS CAPABLE OF DIFFERENTIATING INTO DESIRED CELL LINES

University of Massachusetts Exclusive License to Advanced Cell Technology, Inc.

Patent Number	Country	Filing Date	Issue Date	Expiration Date*	Title

7951591	United States	2/27/2003	5/31/2011	7/31/2022	GYNOGENETIC OR ANDROGENETIC PRODUCTION OF PLURIPOTENT CELLS AND CELL LINES, AND USE THEREOF TO PRODUCE DIFFERENTIATED CELLS AND TISSUES

782846	Australia	10/27/2000	12/15/2005	10/27/2020	GYNOGENETIC OR ANDROGENETIC PRODUCTION OF PLURIPOTENT CELLS AND CELL LINES, AND USE THEREOF TO PRODUCE DIFFERENTIATED CELLS AND TISSUES

ZL00816098.8	China	10/27/2000	2/6/2009	10/27/2020	GYNOGENETIC OR ANDROGENETIC PRODUCTION OF PLURIPOTENT CELLS AND CELL LINES, AND USE THEREOF TO PRODUCE DIFFERENTIATED CELLS AND TISSUES

149175	Israel	10/27/2000	3/31/2011	10/27/2020	GYNOGENETIC OR ANDROGENETIC PRODUCTION OF PLURIPOTENT CELLS AND CELL LINES, AND USE THEREOF TO PRODUCE DIFFERENTIATED CELLS AND TISSUES

518365	New Zealand	10/27/2000	8/12/2004	10/27/2020	GYNOGENETIC OR ANDROGENETIC PRODUCTION OF PLURIPOTENT CELLS AND CELL LINES, AND USE THEREOF TO PRODUCE DIFFERENTIATED CELLS AND TISSUES

*         Actual patent expiration dates may differ from the dates listed herein including due to patent term adjustments pursuant to 35 U.S.C. § 154(b) and 37 C.F.R. §§ 1.702-1.705.

 The fundamental consequence of patent expiration is that the invention covered by that patent will enter the public domain. However, the expiration of patent protection, or anticipated patent protection, for the bulk of our portfolio is not scheduled to begin for approximately ten to fifteen years. Due to the rapid pace of technology development in this field, and the volume of intellectual property we anticipate will be generated over the next decade, it is unlikely that the expiration of any existing patents or patent rights would have an adverse effect on our business. In addition, we continue to file new patent applications as refinements to our products are made and clinical results are generated. Due to our current stage of development, our existing patent portfolio is not currently supporting a marketed product, so we will not suffer from any reduction in product revenue from patent expiration. Any actual products that we develop are expected to be supported by intellectual property covered by granted patents or current patent applications that, if granted, would not expire for 20 years from the date first filed. For example, the granted United States patents covering our RPE cell therapy product do not begin to expire until 2025. Due to the early stage of our business, we differ from, for example, the pharmaceutical industry where the loss of a key significant patent can result in contemporaneous loss of products, programs or revenues. As our table demonstrates, our business is at the front end of the patent protection spectrum and is not expected to be significantly impacted in the near term by expiration of existing patents or patents issued in response to existing applications.

Research and License Agreements

Collaborative Agreements

On June 21, 2011, we entered into a definitive collaborative agreement with Roslin Cells LTD ("Roslin Cells") of Scotland. We will work together to establish a bank of Good Manufacturing Practice (GMP)-grade human embryonic stem cell (hESC) lines using our patented, proprietary "single-cell blastomere" technique for deriving hESC lines without destroying embryos. Stem cell lines from the resulting bank will be made available for both research and commercial purposes. Our agreement with Roslin Cells is intended to address a number of practical and ethical issues facing the field, and should make it easier for researchers to explore the enormous potential of this exciting science for the future benefit of patients.

Under the terms of the agreement, the hESC lines will be created and banked in compliance with the regulations of both the US Food and Drug Administration (FDA) and the European Medicines Agency (EMA). Roslin Cells will be responsible for maintaining the banked hESC lines, and it is anticipated that the banked hESC lines can be ushered expeditiously from laboratory settings directly into clinical programs, thereby speeding translational research. Roslin Cells will promote access to the hESC lines to both academic and commercial entities, and will establish a straightforward license which should enable third parties to have a predictable path to commercialization, at the time they choose to use the cells for discovery and preclinical research. We will continue to control any licenses to commercialization of products for the eye. We will share proceeds from these licenses, including milestone and royalty payments with Roslin Cells.

Licenses of Intellectual Property to Us

The following summarizes technology licensed to us. None of our technology that we use in our current clinical programs use any licensed technology.

UMass License - On February 1, 2002 and April 16, 1996, we entered into exclusive license agreements (indefinite license period) with the University of Massachusetts. The 1996 Agreement has been amended by amendments dated September 1, 1997, May 31, 2000 and September 19, 2002. Pursuant to these agreements, the University of Massachusetts, referred to as UMass, exclusively licensed to us certain biological materials, patent rights and related technology for commercialization in specified fields. The license agreements require us to use diligent efforts to develop licensed products and licensed services and require us to pay certain royalties, minimum annual royalties, milestone payments and sublicense income to UMass. UMass received 73,263 shares of common stock of ACT as partial consideration of the license granted. In 2008, we fell behind on our payments of all UMass license fees and as such faced termination of the UMass license agreements. In April 27, 2011, we executed an Amendment of Exclusive License Agreements with UMass under which the outstanding license payments were brought current through payment to UMass of cash and stock. As part of the amendment, UMass agreed that the underlying exclusive license to the Company was considered to be in continual full force and effect since its original execution date.

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

Both the 2002 agreement and the 1996 agreement, as amended, remain in effect until all issued patents within the patent rights licensed under the agreement have expired, or for a period ten years after the effective date of the agreement if no patents have issued within that ten-year period. Each party has the right to terminate the agreement upon the occurrence of a material uncured breach. We also have the right to terminate at any time for any reason with ninety days' written notice.

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

Stem Cell & Regenerative Medicine International, Inc. - On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“CHA”), a leading Korean-based biotechnology company focused on the development of stem cell technologies, formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on our Hemangioblast Program, one of our core technologies. SCRMI has agreed to pay the Company fee of $500,000 for an exclusive, worldwide, license to the Hemangioblast Program (indefinite license period). On July 21, 2011, the Company and CHA entered into a binding term sheet to restructure certain aspects of SCRMI. Under the terms of the binding Term Sheet, SCRMI exclusively licensed the rights to the hemangioblast program to ACT for North America (United States and Canada) and to CHA Biotech for Korea and Japan. Further, under the terms of the agreement, ten (10) SCRMI scientists involved in hemangioblast research have been reassigned to ACT. The ownership in SCMRI remains largely unchanged between ACT and CHA Biotech, with the joint venture ceasing internal research activity and transitioning to a licensing entity.

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

Embroyme Sciences, Inc. – In 2008, we entered into a license agreement (indefinite license period) whereby we licensed to Embryome Sciences certain cell processing technologies, including the technology licensed from Kirin Beer. We received an up-front payment of $470,000 and will receive royalties from future sales of product that utilizes the technologies from the licenses.

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

Employees

As of February 7, 2012, we had 30 full-time employees, of whom twelve hold Ph.D. or M.D. degrees. Eighteen employees are directly involved in research and development activities and twelve are engaged in business development and administration. We also use the services of numerous outside consultants in business and scientific matters. We believe that we have good relations with our employees and consultants.

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

 We do not yet have any product candidates in late-stage clinical trials or in the marketplace. Our potential therapeutic products will require extensive preclinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to obtain regulatory approvals in some cases (see REGULATORY RISKS), or even enter clinical trials, for some of our products, or commercialize any products. Our therapeutic and product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their use. Any product using any of our technology may fail to provide the intended therapeutic benefits, or achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities or at an acceptable cost. Our efforts may not result in a product that can be or will be marketed successfully. Physicians may not prescribe our products, and patients or third party payors may not accept our products. For these reasons we may not be able to generate revenues from commercial production.

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

We have generated modest revenue to date from our operations. Historically we have had net operating losses each year since our inception.  As of December 31, 2011, we have an accumulated deficit of $253,805,438 and a stockholders’ deficit of $46,123,844.  We incurred net losses of $72,795,119 and $54,373,332 for the years ended December 31, 2011 and 2010, respectively.   We have limited current potential sources of income from licensing fees and the Company does not generate significant revenue outside of licensing non-core technologies. Additionally, even if we are able to commercialize our technologies or any products or services related to our technologies it is not certain that they will result in revenue or profitability.

We have a limited operating history on which investors may evaluate our operations and prospects for profitable operations.

 If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and perhaps their entire investment. Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. A substantial risk is involved in investing in us because, as an early stage company we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control.

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

Over the last two years we have narrowed our potential product pool to focusing on our Retinal Program as well as the applications of our iPS technology, which will limit our revenue sources.

Our human embryonic stem cell program includes research, preclinical and clinical products including two U.S. and one European phase I trials using our RPE cells; our myoblast program has received FDA clearance to proceed to Phase II human clinical trials; our Hemangioblast program is in the preclinical development stage, and the Company doesn’t foresee having a commercial product until clinical trials are completed. We have identified the programs that we are working to get into the clinical testing phase. We have narrowed the scope of our developmental focus to our Retinal Program and those related therapies, our blastomere program and, as part of our recently established partnership with CHA, developing products in the hemangioblast/immunology arena (see DESCRIPTION OF BUSINESS Section of prospectus).  As a result of our narrower product focus we have fewer revenue sources. Our emphasis on fewer programs may hinder our business if these programs are not successful.  Although our adult stem cell myoblast program has been approved for a Phase II clinical trial, we have suspended that program as we work to find a suitable development partner for the next phase of clinical trials. As a result of our emphasis on our eye programs and our hemangioblast programs, our ability to progress as a company is more significantly hinged on the success of fewer programs and thus, a setback or adverse development relating to any one of them could potentially have a significant impact on share price as well as an inhibitory effect on our ability to raise additional capital. We cannot guarantee that we will be able to successfully develop our retinal, hemangioblast, single blastomere, embryonic stem cell, iPS cell or myoblast technologies or that such development will result in products or services with any significant commercial utility. We anticipate that the commercial sale of such products or services, and royalty/licensing fees related to our technology, would be our primary sources of revenues. If we are unable to develop our technologies, investors will likely lose their entire investment in us.

We may not be able to commercially develop our technologies and proposed product lines, which, in turn, would significantly harm our ability to earn revenues and result in a loss of investment.

Our ability to commercially develop our technologies will be dictated in large part by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions, the success of our research and pre-clinical and field testing, the availability of collaborative partners to finance our work in pursuing applications of cell therapy technologies and technological or other developments in the biomedical field which, due to efficiencies, technological breakthroughs or greater acceptance in the biomedical industry, may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located. Our decisions regarding the ultimate products and/or services we pursue could have a significant adverse effect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue wrong products or services. Any of these factors either alone or in concert could materially harm our ability to earn revenues or could result in a loss of any investment in us.

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

Several of the key patents we utilize are licensed to us by third parties. These licenses are subject to termination under certain circumstances (including, for example, our failure to make minimum royalty payments or to timely achieve spending, development and commercialization benchmarks). The loss of any of such licenses, or the conversion of such licenses to non-exclusive licenses, could harm our operations and/or enhance the prospects of our competitors.

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

Certain parts of our technology are not protectable by patent.

Certain parts of our know-how and technology are not patentable. To protect our proprietary position in such know-how and technology, we require all employees, consultants, advisors and collaborators to enter into confidentiality and invention ownership agreements with us. We cannot assure you, however, that these agreements will provide meaningful protection for our trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure. Further, in the absence of patent protection, competitors who independently develop substantially equivalent technology may harm our business.

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

We are aware of certain patents that have been granted to others and certain patent applications that have been filed by others with respect to iPS cells and embryonic stem cells, and other stem cell technologies. The fields in which we operate have been characterized by significant efforts by competitors to establish dominant or blocking patent rights to gain a competitive advantage, and by considerable differences of opinion as to the value and legal legitimacy of competitors' purported patent rights and the technologies they actually utilize in their businesses.

Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products.

A number of other pharmaceutical, biotechnology and other companies, universities and research institutions have filed patent applications or have been issued patents relating to cell therapies, stem cells, and other technologies potentially relevant to or required by our expected products. We cannot predict which, if any, of such applications will issue as patents or the claims that might be allowed. We are aware that a number of companies have filed applications relating to the generation, formulation and uses of various stem cells. We are also aware of a number of patent applications and patents claiming use of stem cells and other modified cells to treat disease, disorder or injury.

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

Compliance with some of our license agreements.

Maintaining certain of our license agreements (for in-licensed technology) requires that we pay annual maintenance fees and/or meet particular development or spending milestones. If we are unable to be in compliance with our license agreements, the license may be terminated and our business may be harmed.

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

Some of our most important programs involve the use of stem cells that are derived from human embryos. The use of human embryonic stem cells gives rise to ethical, legal and social issues regarding the appropriate derivation of these cells. In the event that our research related to human embryonic stem cells becomes the subject of adverse commentary or publicity, our business could be harmed or otherwise substantially impaired, and the market price for our common stock could be significantly harmed. Some political and religious groups have voiced opposition to our technology and practices. We use stem cells derived from human embryos that have been created for in vitro fertilization procedures but are no longer desired or suitable for that use and are donated with appropriate informed consent for research use. Many research institutions, including some of our scientific collaborators, have adopted policies regarding the ethical use of human embryonic tissue. These policies may have the effect of limiting the scope of research conducted using human embryonic stem cells, thereby impairing our ability to conduct research in this field.

Governmental regulations and laws could change.

There can be no assurance that our operations will not be restricted by any future legislative or administrative efforts by politicians or groups opposed to the development of hES cell technology or nuclear transfer technology. Additionally, the scope of the Dickey–Wicker Amendment, a 13-year-old ban on federal funding for activity related to the harm or destruction of an embryo, is under review by the Federal courts. Judicial review of this or other federal or state laws could result in a more restrictive interpretation of those laws than is previously the case, and may limit or require us to terminate certain of our research and therapeutic programs.

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

Certain of our and our licensors' research have been or are being funded in part by government grants. In connection with certain grants, the U.S. government retains rights in the technology developed with the grant. These rights could restrict our ability to fully capitalize upon the value of this research.

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

Additional financing through strategic collaborations, public or private equity financings or other financing sources may not be available on acceptable terms, or at all. Additional equity financing could result in significant dilution to our shareholders. Further, if additional funds are obtained through arrangements with collaborative partners, these arrangements may require us to relinquish rights to some of our technologies, product candidates or products that we would otherwise seek to develop and commercialize on our own. If sufficient capital is not available, we may be required to delay, reduce the scope of or eliminate one or more of our programs or potential products, any of which could have a material adverse effect on our financial condition or business prospects.

Risks Relating to Our Debt Financings

There are a large number of shares underlying our debt in full, and warrants. The sale of these shares may depress the market price of our common stock.

As of December 31, 2011, on an aggregated basis our debt and preferred stock financings may result in being converted into 5,810,750 shares of our common stock, and outstanding warrants and options that may be converted into approximately 113,557,706 shares of our common stock.

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

 None of the products that we are currently developing has been approved for marketing by the FDA or any similar regulatory authority in any foreign country. Our approach of using cell-based therapy for the treatment of Retinal disease (we are beginning with a treatment for Startgardt’s disease, for which we filed an IND with the FDA) is risky and unproven and no products using this approach have received regulatory approval in the United States or Europe.

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

Our lead product candidates, our therapeutic Retinal programs for Startgardt’s disease and Dry AMD have recently started Phase I Clinical Trials and have not yet received market approval from the FDA or any similar foreign regulatory authority for any indication.

We cannot market any product candidate until regulatory agencies grant approval or licensure. In order to obtain regulatory approval for the sale of any product candidate, we must, among other requirements, provide the FDA and similar foreign regulatory authorities with preclinical and clinical data that demonstrate to the satisfaction of regulatory authorities that our product candidates are safe and effective for each indication under the applicable standards relating to such product candidate. The preclinical studies and clinical trials of any product candidates must comply with the regulations of the FDA and other governmental authorities in the United States and similar agencies in other countries. Our therapeutic Retinal programs may never receive market approval from the FDA or any similar foreign regulatory authority.

We may experience numerous unforeseen events during, or even if approved for clinical trials, as a result of, the clinical trial process that could delay or prevent regulatory approval and/or commercialization of our product candidates, including the following:

•	The FDA or similar foreign regulatory authorities may find that our product candidates are not sufficiently safe or effective or may find our cell culturing processes or facilities unsatisfactory,

•	Officials at the FDA or similar foreign regulatory authorities may interpret data from preclinical studies and clinical trials differently than we do,

•	Our clinical trials may produce negative or inconclusive results or may not meet the level of statistical significance required by the FDA or other regulatory authorities, and we may decide, or regulators may require us, to conduct additional preclinical studies and/or clinical trials or to abandon one or more of our development programs,

•	The FDA or similar foreign regulatory authorities may change their approval policies or adopt new regulations,

•	There may be delays or failure in obtaining approval of our clinical trial protocols from the FDA or other regulatory authorities or obtaining institutional review board approvals or government approvals to conduct or continue clinical trials at current or prospective sites,

•	We, or regulators, may suspend or terminate our clinical trials because the participating patients are being exposed to unacceptable health risks or undesirable side effects,

•	We may experience difficulties in managing multiple clinical sites,

•	Enrollment in our clinical trials for our product candidates may occur more slowly than we anticipate, or we may experience high drop-out rates of subjects in our clinical trials, resulting in significant delays,

•	We may be unable to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates for use in clinical trials, and

•	Our product candidates may be deemed unsafe or ineffective, or may be perceived as being unsafe or ineffective, by healthcare providers for a particular indication.

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

In the general area of cell-based therapies (including both allogeneic and autologous cell therapies), we compete with a variety of companies, most of whom are specialty biotechnology companies, such as, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc., Viacell, Inc., Biotime, Inc., ISCO, MG Biotherapeutics, Pfizer, Celgene, BioHeart, Inc., Baxter Healthcare, Osiris Therapeutics and Cytori.

Each of these companies is well-established and have substantial technical and financial resources compared to us. However, as cell-based products are only just emerging as medical therapies, many of our direct competitors are smaller biotechnology and specialty medical products companies. These smaller companies may become significant competitors through rapid evolution of new technologies. Any of these companies could substantially strengthen their competitive position through strategic alliances or collaborative arrangements with large pharmaceutical or biotechnology companies.

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

Companies such as Pfizer, Genzyme Corporation, StemCells, Inc., Aastrom Biosciences, Inc. and Viacell, Inc., as well as others, many of which have substantially greater resources and experience in our fields than we do, are well situated to effectively compete with us. Any of the world's largest pharmaceutical companies represents a significant actual or potential competitor with vastly greater resources than ours. These companies hold licenses to genetic selection technologies and other technologies that are competitive with our technologies. These and other competitive enterprises have devoted, and will continue to devote, substantial resources to the development of technologies and products in competition with us.

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

We have limited product liability insurance, which may leave us vulnerable to future claims we will be unable to satisfy.

The testing, manufacturing, marketing and sale of human therapeutic products entail an inherent risk of product liability claims, and we cannot assure you that substantial product liability claims will not be asserted against us. We have limited product liability insurance. In the event we are forced to expend significant funds on defending product liability actions, and in the event those funds come from operating capital, we will be required to reduce our business activities, which could lead to significant losses. We cannot assure you that adequate insurance coverage will be available in the future on acceptable terms, if at all, or that, if available, we will be able to maintain any such insurance at sufficient levels of coverage or that any such insurance will provide adequate protection against potential liabilities. Whether or not a product liability insurance policy is maintained in the future, any product liability claim could harm our business or financial condition.

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

Substantially all of our common stock is freely tradeable in the equity markets.

We may also sell a substantial number of additional shares of our common stock in connection with a private placement or public offering of shares of our common stock (or other series or class of capital stock to be designated in the future). The terms of any such transactions would likely require us to register the resale of any shares of capital stock issued or issuable in the transaction.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our headquarters are located in Marlboro, Massachusetts, where we lease approximately 12,257 square foot of office and laboratory facilities. The monthly rent for this property is $14,330. The lease term is from April 1, 2010 through June 30, 2015. We also lease approximately 700 square feet of corporate office space in Santa Monica, CA. The lease for our Santa Monica office terminates on February 28, 2013. The monthly rent for this space is $2,170.

Item 3. Legal Proceedings

On August 9, 2011, Advanced Cell Technology Inc. (the “Company”) entered into a settlement agreement and mutual release (the “Settlement Agreement”) with Midsummer Investment, Ltd. and Midsummer Small Cap Master, Ltd. (collectively, “Midsummer”).

Pursuant to the Settlement Agreement, upon tender by Midsummer to the Company of warrants held by Midsummer to purchase a total of 20,319,731 shares of the Company’s common stock (the “Warrants”),  and duly executed notices of exercise (deemed to occur upon execution of the Settlement Agreement), the Company, to settle errors involving warrant issuances to Midsummer, agreed to (i) deliver to Midsummer an aggregate of 36,000,000 shares of the Company’s common stock (the “Current Shares”), as an  exercise of the Warrants in respect of a partial exercise of Warrants, (ii) undertake to issue 30,585,774 additional shares of the Company’s common stock (the “Future Shares”), as an exercise of the remainder of the Warrants within ten days of the date that the Company shall have sufficient authorized and unissued shares of Common Stock (“Authorized Share Increase”) which are not otherwise reserved for issuance for other purposes to enable the Company to issue all of the Future Shares and (iii) issue 3,058,577 shares of the Company’s common stock (the “Additional Future Shares”) for every calendar month elapsed between the date of delivery of the Current Shares and the date following delivery of the Future Shares.  The Company and Midsummer provided mutual general releases. Advanced Cell Technology delivered to Midsummer a total of 30,585,774 future shares and 15,292,885 additional future shares for a total of 45,878,659 shares on January 31, 2012, in accordance with the August 9, 2011 Settlement Agreement.

In connection with the foregoing, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On or about September 16, 2011, Alpha Capital Anstalt (“Alpha Capital”), a Liechtenstein corporation with its principal place of business in Vaduz, Liechtenstein (“plaintiff”), filed an action against the Company in the United States District Court for the Southern District of New York, Case No. 11 CIV 6458.  Plaintiff alleges that it is or was a holder of various convertible notes and warrants issued by the Company, and that by reason of certain transactions between the Company and JMJ Financial, Inc. during 2010, the exercise and conversion prices in plaintiff’s convertible notes and warrants should have been reset.  Plaintiff demands a preliminary and permanent injunction directing that the Company deliver to it at least 39,514,859 shares of its common stock, as well as monetary damages in an amount to be determined at trial.

On October 14, 2011, the United States District Court for the Southern District of New York entered an order granting plaintiff Alpha Capital’s motion for a preliminary injunction and preliminary declaratory relief in the lawsuit entitled Alpha Capital Anstalt v. Advanced Cell Technology, Inc., Case No. 11 CIV 6458 (S.D.N.Y. filed Sept. 16, 2011).  In its motion, Alpha Capital sought an order directing the Company to deliver to it at least 39,514,859 shares of its common stock in accordance with the terms of its warrants and convertible promissory notes.  The court's October 14, 2011 order directed the Company to hold in escrow 39,514,859 shares of its common stock pending the entry of a preliminary injunction, and directed Alpha Capital to submit a proposed form of order to the court by October 27, 2011. On November 1, 2011, we issued the 39,514,859 shares to Alpha Capital. On November 23, 2011, we answered Alpha Capital’s Complaint and asserted affirmative defenses. On December 12, 2011, Alpha and we submitted a Civil Case Management Plan and Scheduling Order and discovery has since commenced. Despite receiving the 39,514,859 shares on November 1, 2011 as a result of its preliminary injunction, Alpha Capital continues to seek damages against the Company. We intend to contest this case vigorously.

On October 17, 2011, Black Mountain Equities, Inc. (“BME”) filed its Complaint against us in the United States District Court for the Southern District of New York, Case No. 11 CIV 7305. On October 28, 2011, BME moved for preliminary declaratory relief and for a preliminary injunction directing us to deliver immediately at least 18,000,000 shares of our common stock to BME. On November 9, 2011, this preliminary injunction was granted and the court directed us to immediately deliver 18,000,000 shares of its common stock to BME and ordered BME to place all proceeds from the sale of our stock into an interest-earning client escrow account held by its counsel. On December 15, 2011, we answered BME’s initial Complaint and asserted counterclaims, disputing BME’s contention that it was owed 18,000,000 shares. On December 29, 2011, BME filed an Amended Complaint. On January 17, 2012, we answered the Amended Complaint and asserted revised counterclaims. Discovery will begin in this case shortly.

In its Amended Complaint, BME argues that it made a cashless exercise of warrants issued by us by delivering a Notice of Exercise, asking for 18,000,000 shares of our common stock, based on a reduced exercise price and increased warrant share amount. In its counterclaims, we argue that even assuming arguendo that the exercise price of the warrants should have been reset as a result of certain JMJ Financial, Inc. transactions, BME would still only be entitled to 7,331,445 shares. Based on this calculation, we argue that BME should return to us no less than 10,668,555 shares of the stock it received on November 15, 2011 pursuant to its preliminary injunction. We intend to contest this case vigorously.

The shares that we issued to BME were issued in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, as well as Section 4(2) of the Securities Act.

On December 7, 2011, we entered into settlement agreements with certain holders of convertible promissory notes and warrants that were issued between 2005 and 2010. The settlement agreements relate to claims that the holders may have against us regarding the assertion that the conversion price of the notes and the exercise price of the warrants should have been adjusted as a result of certain transactions between the Company and JMJ Financial, Inc. during 2010.

We have entered into settlement agreements with 41 holders of the notes and/or warrants. Not included in these settlements are 4 holders that could not be reached and 3 other holders in active litigation with the Company.  Pursuant to the settlement agreements, we agreed to issue an aggregate of 239,601,630 shares of our common stock to the settling holders.

Because at the time of the settlement agreement we did not have a sufficient number of authorized but unissued shares of common stock to issue all of the shares of common stock pursuant to the settlement agreements, we agreed to seek approval from our stockholders to amend our certificate of incorporation to increase our authorized common stock to accommodate the shares of common stock we agreed to issue pursuant to the settlement agreements. This approval was obtained on January 24, 2012 and we amended our certificate of incorporation to increase our authorized stock on January 24, 2012.

Pursuant to the settlement agreements, we were required to issue the shares of our common stock to the settling holders within ten business following the date we amended our certificate of incorporation to increase our authorized shares of common stock. The settlement agreements include a mutual release of claims that is effective upon the delivery of the common stock. On January 31, 2012, the Company issued a total of 239,601,630 shares of common stock to settling holders pursuant to the December 7, 2011 settlement agreements.

On December 15, 2011, the United States District Court for the Southern District of New York entered an order granting plaintiff Cranshire Capital Master Fund, Ltd.’s (“Cranshire”) motion for a preliminary injunction in the lawsuit entitled Cranshire Capital Master Fund, Ltd. v. Advanced Cell Technology, Inc., Case No. 11 CIV 8755 (S.D.N.Y. filed December 1, 2011). Cranshire claims in its lawsuit that the exercise price of warrants that we issued to Cranshire between 2005 and 2010 should have been adjusted as a result of certain transactions between our company and JMJ Financial, Inc. during 2010. The court’s December 15, 2011 order directed us to deliver 10,730,265 shares of our common stock to Cranshire. The court’s determination of the number of shares was based on a conversion price of $0.0392 per share. We issued the 10,730,265 shares to Cranshire on December 16, 2011. On February 24, 2012, we entered into an agreement with Cranshire to settle all outstanding claims against our company. Pursuant to the agreement, we are to issue Cranshire (1) an additional 1,949,735 of common stock, (2) plus the quotient of (x) $276,000 divided by (y) 90% of the closing price of common stock on the trading day immediately preceding the entry of the court order. The estimated number of shares of common stock to be issued based on an $0.11 share price at February 24, 2011 is 4,737,614.

The shares that we issued to Cranshire were issued in reliance upon the exemption from registration set forth in Section 3(a)(9) of the Securities Act of 1933, as amended, as well as Section 4(2) of the Securities Act.

On October 13, 2011, CAMOFI Master LDC and CAMHZN Master LDC (the “CAMOFI Parties”) filed a Complaint, CAMOFI Master LDC, et al. v. Advanced Cell Technology, Inc., Index No. 652816-2011 (Supreme Court of New York). We answered the Complaint and asserted affirmative defenses on November 18, 2011. Discovery has commenced in this case. In their Complaint, the CAMOFI Parties argue that as a result of the transactions between us and JMJ Financial, Inc. Gemini Master Fund, Ltd. and Midsummer Investment, Ltd. respectively, the exercise prices in their Warrants and Debentures should have been reset. Consequently, the CAMOFI Parties argue that they have been denied the right to receive, in total, at least 130,795,594 shares of the Company’s common stock, which has allegedly resulted in losses to the CAMOFI Parties of at least $22,265,951. We intend to contest this case vigorously.

Two warrant holders filed substantively identical actions against ACT and Wilmington Trust, N.A., the Administrator with Will Annexed of the Estate of William Mackay Caldwell, IV, Deceased (“Caldwell”), in the United States District Court for the District of Massachusetts: Gary D. Aronson v. Advanced Cell Technology, Inc., et al., Case No.: 1:11-CV-11492-NMG, filed August 23, 2011; and John S. Gorton, as Trustee of the John S. Gorton Separate Property Trust, Dated 3/3/1993 v. Advanced Cell Technology, Inc., et al., Case No.: 1:11-CV-11515-NMG, filed August 25, 2011. Substantively identical Amended Complaints were then filed: in Aronson, on October 13, 2011; and in Gorton, on November 2, 2011. These Amended Complaints allege claims for federal securities fraud against ACT and Caldwell, and breach of contract against ACT, purportedly based on separate Warrants To Purchase Securities (the “Warrants”) executed by Plaintiffs and ACT in September 2005. Specifically, Plaintiffs allege that ACT, contrary to the terms of the Warrants, (1) issued Equity Units (as defined therein) to Gunnar Engstrom and William Woodward during the Warrants’ Pricing Period (May 1, 2005 to January 15, 2009) for less than the exercise price stated in the Warrants ($2.20 per share), thereby triggering an automatic reduction of the exercise price and a concomitant increase of the number of ACT shares purchasable under the Warrants; and (2) failed to notify Plaintiffs of the issuance of the Equity Units that purportedly triggered adjustments under the Warrants; and that ACT (3) made material misrepresentations or omissions of fact related thereto. After settlement negotiations failed to resolve these matters, and Defendants agreed to waive formal service of the Amended Complaints, ACT and Caldwell separately moved to dismiss both Plaintiffs’ Amended Complaints, arguing that: (1) Plaintiffs failed to allege any fraudulent misrepresentation or omission by ACT in connection with the Warrants and Plaintiffs failed to allege any actionable breach of the Warrants, for the simple reason that the complained-of issuances of Equity Units took place outside the Warrants’ Pricing Period; (2) even if Plaintiffs had properly alleged fraud, the Amended Complaints do not give rise to the strong inference of scienter needed to satisfy the rigorous pleading requirements of the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4; (3) Plaintiffs’ securities-fraud claims are barred by the two-year statute of limitations and five-year statute of repose applicable to securities-fraud claims, 28 U.S.C. § 1658(b)(1), (2); (4) Plaintiffs failed to allege reliance and loss causation, both necessary elements of any securities-fraud claim; and (5) Plaintiffs failed to allege a cognizable request for preliminary injunctive relief. The Defendants’ Motions to Dismiss are fully briefed in Aronson, and have been filed and served in the Gorton matter. Both Defendants requested oral argument in both cases, which are pending before Honorable Nathaniel M. Gorton, United States District Judge for the District of Massachusetts. District Judge Gorton has referred the Motions to Dismiss in both actions to Honorable Judith G. Dein, United States Magistrate Judge for the District of Massachusetts, for a report and recommendation. Oral arguments have not yet been scheduled.

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

	High	Low
Fiscal Year 2011	Bid	Bid
First Quarter	$0.26	$0.12
Second Quarter	$0.21	$0.17
Third Quarter	$0.19	$0.13
Fourth Quarter	$0.16	$0.07

	High	Low
Fiscal Year 2010	Bid	Bid
First Quarter	$0.12	$0.08
Second Quarter	$0.10	$0.07
Third Quarter	$0.09	$0.05
Fourth Quarter	$0.27	$0.04

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

Stock Price Performance Graph

A five-year comparison of the performance of our common stock with a broad equity market index and a peer group is set forth below. The broad equity market index used is the Nasdaq Composite Index and the peer group is the Dow Jones U.S. Biotechnology Index. The below comparison assumes $100 was invested on January 1, 2006 and dividends are reinvested for all years ending December 31.

Holders

As of February 7, 2012, there were approximately 228 shareholders of record of our common stock.

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

 Recent Sales of Unregistered Securities; Uses of Proceeds From Registered Securities

Recent Sales of Unregistered Securities

On November 2, 2011, we issued a board member 500,000 shares of common stock valued at $90,000 as compensation for board services. In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

On November 2, 2011, we issued 39,514,859 shares to Alpha Capital as a result of a preliminary injunction from the court. The shares were recorded as finance costs and valued at $4,947,800. In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

On November 14, 2011, we issued a board member 13,846 shares of common stock valued at $2,492 as compensation for board services. In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

On November 15, 2011, we issued 18,000,000 shares to Black Mountain Equities as a result of a preliminary injunction from the court. The shares were recorded as finance costs and valued at $1,615,062. In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

On December 15, 2011, we issued 24,615,385 shares of common stock in exchange for promissory notes of $2,000,000 and $400,000. In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

On December 16, 2011, we issued 10,730,265 shares to Cranshire Capital Master Fund, Ltd. as a result of a preliminary injunction from the court. The shares were recorded as finance costs and valued at $1,073,027. In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

On December 30, 2011, we issued various board members and an executive officer 2,550,000 shares of common stock valued at $207,667 as compensation for board services. In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

During the year ended December 31, 2011, we issued 3,252,066 shares of common stock for the cashless exercise of 5,516,943 warrants not described above. The warrants were executed in accordance with their terms.

During the year ended December 31, 2011, we received $3,377,715 from the cash exercise of 34,225,302 warrants.

On January 30, 2012, the Company issued 48,878,659 shares of common stock to Midsummer based on the August 9, 2011 settlement agreement. In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

On January 31, 2012, the Company issued 239,601,630 shares of common stock pursuant to the settlement agreement with certain holders of convertible promissory notes and warrants that were issued between 2005 and 2010. In connection with the foregoing, we relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) for transactions not involving a public offering.

 Use of Proceeds from Registered Securities

Performance Graph

Item 6. Selected Financial Data

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
					(restated)
Revenue	$506,419	$725,044	$1,415,979	$787,106	$647,349

Net loss	(72,795,119)	(54,373,332)	(36,758,208)	(33,903,513)	(15,898,725)

Net loss per common share:
Basic	$(0.05)	$(0.04)	$(0.07)	$(0.14)	$(0.26)
Diluted	$(0.05)	$(0.04)	$(0.07)	$(0.14)	$(0.26)

	As of December 31,
	2011	2010	2009	2008	2007
					(restated)
Total assets	$15,185,326	$19,054,152	$5,088,008	$2,577,778	$8,607,045

Long-term debt:
2005 Convertible debenture and embedded derivatives, net of discounts	$-	$-	$-	$85,997	$1,276,871
2006 Convertible debenture and embedded derivative, fair value	-	-	-	1,993,354	3,047,491
2007 Convertible debenture and embedded derivatives, fair value	-	-	-	7,706,344	3,482,542
2008 Convertible debenture and embedded derivatives, fair value	-	-	-	4,066,505	-
Convertible promissory notes and embedded derivatives, fair value	-	-	-	1,757,470	-
Amended and restated convertible debentures, net of discounts	-	-	7,605,107	-	-
Convertible promissory notes, net of discounts	-	2,780	744,417	-	-
2009 Convertible promissory notes, net of discounts	129,643	132,680	281,271	-	-
Total Long-term debt	$129,643	$135,460	$8,630,795	$15,609,670	$7,806,904

Total liabilities	59,880,044	41,434,801	50,262,896	38,506,762	30,133,775

Redeemable preferred stock	$1,429,126	$1,272,441	$908,195	$-	$-

Toal stockholders' deficit	46,123,844	23,653,090	46,083,083	35,928,984	21,526,730

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

Fair Value Measurements — For certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

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

RESULTS OF OPERATIONS

Comparison of the Years Ended December 31, 2011 and 2010

	2011		2010
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$506,419	100.0%	$725,044	100.0%
Cost of revenue	343,950	67.9%	216,600	29.9%
Gross profit	162,469	32.1%	508,444	70.1%
Research and development expenses	10,021,863	1979.0%	8,439,343	1164.0%
Grant reimbursements	(68,639)	-13.6%	(977,917)	-134.9%
General and administrative expenses	11,025,459	2177.1%	15,506,191	2138.7%
Change in estimate of accrued liabilities	-	0.0%	(1,263,009)	-174.2%
Loss on settlement of litigation	294,144	58.1%	11,132,467	1535.4%
Non-operating income (expense)	(51,684,761)	-10205.9%	(22,044,701)	-3040.5%
Net loss	$(72,795,119)	-14374.5%	$(54,373,332)	-7499.3%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the year ended December 31, 2011, was due to license agreements that were terminated in 2011 that were recognized in 2010 revenue.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  R&D expenditures increased from $8,439,343 in 2010 to $10,021,863 for 2011.  The increase in R&D expenditures during the 2011 as compared to 2010 was primarily due to compensation increase of approximately $1,800,000, clinical trials increases of approximately $401,000, offset by decreases in legal expenses of approximately $325,000 and outside services of approximately $441,000.

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

We do not segregate research and development costs by project because our research is focused exclusively on human stem cell therapies as a unitary field of study. Although we have three principal areas of focus for our research, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, since the research is conducted on an integrated basis.

We expect that research and development expenses will increase in the foreseeable future as we add personnel, expand our pre-clinical research, continue clinical trial activities, and increase our regulatory compliance capabilities. The amount of these increases is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation of clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

General and Administrative Expenses

General and administrative expenses for 2011 compared to 2010 decreased by $4,480,732 to $11,025,459 in 2011. This expense decrease was primarily a result of decrease in compensation and stock issued for services from the prior year. During 2010, we issued shares of our stock to our Chief Executive Officer and directors and issued stock options to employees, for a total increase in G&A salaries, bonuses and option compensation of $10.8 million. During 2011, the compensation expense decreased by approximately $4,800,000. Our legal fees increased by approximately $321,000 due to the litigation surrounding the debenture and warrant holders of our 2005 through 2008 debentures.

Change in Estimate of Accrued Liabilities

In the year ended December 31, 2011 the Company did not recognize any gain or loss from the change in estimate of accrued liabilities. We recognized income of $1,263,009 related to reversals in our estimates of accrued liabilities during the year ended December 31, 2010. This amount relates to prior accrued liabilities where our estimate was adjusted based on new information as it became available. This amount has been separately classified in operating expenses in the accompanying consolidated statement of operations.

Loss on Settlement of Litigation

In 2010, we settled a lawsuit with an investor, whereby the Company delivered to the investor 49,220,665 shares of its common stock. Further, on September 30, 2010, under the terms of a final settlement and mutual release with the same investor, we exchanged a new convertible debenture to the investor in exchange for the investor’s outstanding convertible debenture. The terms of the new convertible debenture are the same as the amended and restated debentures, except that the amounts under the debenture are due and payable on or before December 31, 2010 and June 30, 2011. Concurrently with the settlement and release, all common stock purchase warrants previously issued to the investor were cancelled (23,701,263 warrants in total) and the legal actions were dismissed. We recorded a loss on settlement in the amount of $3,132,300 during the year ended December 31, 2010 in the accompanying statement of operations.

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

Other Income (Expense)

Other income (expense) consisted of the following:

	2011	2010	$ Change	% Change
Interest income	35,114	16,724	18,390	110%
Interest expense and late fees	(1,510,693)	(11,726,120)	10,215,427	-87%
Finance cost	(60,834,170)	(4,332,277)	(56,501,893)	1304%
Adjustments to fair value of derivatives	11,444,988	(6,209,898)	17,654,886	-284%
Gain (loss) on disposal of fixed assets	-	9,500	(9,500)	-100%
Gain on forgiveness of debt	-	197,370	(197,370)	-100%
Losses attributable to equity method investment	(820,000)	-	(820,000)	100%
Total non-operating income (expense)	(51,684,761)	(22,044,701)	(29,640,060)

Interest expense decreased $10,215,427 due to the debentures that were redeemed during 2010. The average outstanding debt during 2010 was approximately $10,240,000 compared to 2011 of approximately $288,000.

Finance costs increased by $56,501,893 primarily due to the warrant and debenture settlements that occurred during the year. We have issued approximately 126.2 million shares related to settlements during 2011 and issued approximately 285.5 million shares on January 31, 2012 and February 7, 2012 which were accrued for as finance costs during the year ended December 31, 2011. We anticipate having to issue approximately an additional 135.5 million shares related to debenture settlements that were accrued for as finance costs at December 31, 2011.

Adjustment to fair value of derivatives changed from a loss of $6,209,898 in 2010 to a gain of $11,444,988 during 2011. The change of $17,654,886 is due to the fluctuation in our share price. At December 31, 2009 the share price was $0.09 and at December 31, 2010, the share price was $0.21. This increase in share price increased the derivative liability and we recorded a loss on the adjustment of the derivative liabilities. The share price at December 31, 2011 decreased from the December 31, 2010 share price of $0.21 to $0.08. This decrease in share price decreased the value of the derivative liability and we recorded a gain on the adjustment of the derivative liabilities.

Comparison of the Years Ended December 31, 2010 and 2009

	2010		2009
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$725,044	100.0%	$1,415,979	195.3%
Cost of revenue	216,600	29.9%	500,899	69.1%
Gross profit	508,444	70.1%	915,080	126.2%
Research and development expenses	8,439,343	1164.0%	3,531,540	487.1%
Grant reimbursements	(977,917)	-134.9%	(136,840)	-18.9%
General and administrative expenses	15,506,191	2138.7%	3,439,085	474.3%
Change in estimate of accrued liabilities	(1,263,009)	-174.2%	-	0.0%
Loss on settlement of litigation	11,132,467	1535.4%	4,903,949	676.4%
Non-operating income (expense)	(22,044,701)	-3040.5%	(25,935,554)	-3577.1%
Net loss	$(54,373,332)	-7499.3%	$(36,758,208)	-5069.8%

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

We do not segregate research and development costs by project because our research is focused exclusively on human stem cell therapies as a unitary field of study. Although we have three principal areas of focus for our research, these areas are completely intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, since the research is conducted on an integrated basis.

We expect that research and development expenses will increase in the foreseeable future as we add personnel, expand our pre-clinical research, continue clinical trial activities, and increase our regulatory compliance capabilities. The amount of these increases is difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, and initiation of clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of planned and unplanned trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Year Ended December 31,
	2011	2010	2009
Net cash used in operating activities	$(13,627,287)	$(8,782,932)	$(5,142,778)
Net cash used in investing activities	(36,830)	(219,998)	(7,538)
Net cash provided by financing activities	10,877,715	22,353,501	6,872,250
Net increase (decrease) in cash and cash equivalents	(2,786,402)	13,350,571	1,721,934
Cash and cash equivalents at the end of the period	$13,103,007	$15,889,409	$2,538,838

Cash used in operating activities changed from $8,782,932 in 2010 to $13,627,287 in 2011. The change arose from changes in net income after adjusting for non-cash items, as well as less cash received from license agreements. Cash used in operating activities in 2009 was $5,142,778. The increase in cash used in operating activities from 2009 to 2010 is primarily attributable to the decrease in accrued interest during 2010, offset by income after adjusting for non-cash items as well as differences in cash received from license agreements and changes in our accounts payable.

Cash used in investing activities was $36,830, $219,998 and $7,538 in 2011, 2010 and 2009, respectively, consisting of property and equipment purchases.

Cash generated by financing activities in 2011, 2010 and 2009 arose from proceeds from new convertible debt and preferred stock that we successfully raised. We also received $3,377,715 in 2011 upon exercises of warrants.

As of December 31, 2011, we have $13,103,007 in cash, approximately $60 million in liabilities, and $42,342,877 in negative working capital. Of the $60 million in liabilities, approximately $50.9 million will be paid with common stock per the settlement agreements and approximately $4 million is related to derivative liabilities representing the fair value of our warrants, options and beneficial conversion options.

During 2011, we received the following amounts:

•	$3.4 million as a result of cash exercises of warrants.
•	$7.5 million through the sale of our Series C preferred stock;

We plan to fund our operations for the next twelve months primarily from the following financings:

•	As of December 31, 2011, $1,581,834 is available to us upon the sale of our Series A-1 preferred stock for a maximum placement commitment of $5 million.
•	As of December 31, 2011, $13.5 million is available to us upon the sale of our Series C preferred stock for a maximum placement commitment of $25 million.
•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

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

Contractual Obligations

At December 31, 2011, our significant contractual obligations were as follows:

	Less than	One to	Three to	More Than
	One Year	Three Years	Five Years	Five Years	Total
Operating lease obligations	195,340	342,940	84,650	-	622,930
Convertible debt	-	287,785	-	-	287,785
Total	$195,340	$630,725	$84,650	$-	$910,715

 Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the year ended December 31, 2011, it would not have had a material effect on our results of operations or cash flows for that period.

 Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Advanced Cell Technology, Inc. and subsidiary

We have audited the accompanying consolidated balance sheets of Advanced Cell Technology, Inc. and subsidiary as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Advanced Cell Technology, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Advanced Cell Technology, Inc. and subsidiary’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2012 expressed an unqualified opinion on the effectiveness of Advanced Cell Technology, Inc. and subsidiary’s internal control over financial reporting.

/s/ SingerLewak LLP

Los Angeles, California

March 1, 2012

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,103,007	$15,889,409
Deferred royalty fees, current portion	62,435	91,598
Prepaid expenses	241,248	-
Total current assets	13,406,690	15,981,007

Property and equipment, net	154,771	185,102
Deferred royalty fees, less current portion	232,652	295,089
Deposits	14,766	14,766
Deferred costs, net of amortization of $4,854,556 and $4,152,812, respectively	1,376,447	2,578,188

TOTAL ASSETS	$15,185,326	$19,054,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,128,562	$1,982,743
Accrued expenses	2,538,545	4,971,304
Accrued settlement	34,155,552	3,205,856
Loss contingency accrual	16,704,169	-
Deferred revenue, current portion	222,739	506,418
2009 Convertible promissory notes, current portion, net of discounts of $0 and $19,229, respectively	-	132,680
Embedded conversion option liabilities, current portion	-	537,249
Deferred joint venture obligations, current portion	-	6,870
Total current liabilities	55,749,567	11,343,120

Convertible promissory notes, less current portion, net of discounts of $158,142 and $122,463, respectively	129,643	2,780
Embedded conversion option liabilities, less current portion	253,530	482,686
Warrant and option derivative liabilities	1,671,047	27,307,218
Deferred revenue, less current portion	2,076,257	2,298,997
Total liabilities	59,880,044	41,434,801

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, 113 abd 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,472,262 and $1,349,657, respectively	1,429,126	1,272,441

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 1,150 and 400 shares issued and outstanding	1	-
Common stock, $0.001par value; 1,750,000,000 shares authorized, 1,743,569,255, and 1,439,826,362 shares issued and outstanding	1,743,569	1,439,826
Additional paid-in capital	229,319,208	166,033,976
Promissory notes receivable, net of discount of $4,278,016 and $3,322,630, respectively	(23,381,185)	(10,177,370)
Accumulated deficit	(253,805,438)	(180,949,523)
Total stockholders' deficit	(46,123,844)	(23,653,090)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,185,326	$19,054,152

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

Revenue (License fees and royalties)	$506,419	$725,044	$1,415,979
Cost of Revenue	343,950	216,600	500,899
Gross profit	162,469	508,444	915,080

Operating expenses:
Research and development	10,021,863	8,439,343	3,531,540
Grant reimbursements	(68,639)	(977,917)	(136,840)
General and administrative expenses	11,025,459	15,506,191	3,439,085
Change in estimate of accrued liabilities	-	(1,263,009)	-
Loss on settlement of litigation	294,144	11,132,467	4,903,949
Total operating expenses	21,272,827	32,837,075	11,737,734
Loss from operations	(21,110,358)	(32,328,631)	(10,822,654)

Non-operating income (expense):
Interest income	35,114	16,724	4,661
Interest expense and late fees	(1,510,693)	(11,726,120)	(9,190,807)
Finance cost	(60,834,170)	(4,332,277)	(1,705,691)
Adjustments to fair value of derivatives	11,444,988	(6,209,898)	23,103,668
Gain (loss) on disposal of fixed assets	-	9,500	-
Gain on forgiveness of debt	-	197,370	598,425
Loss on extinguishment of convertible debentures and note	-	-	(8,200,984)
Charges related to repricing derivative liabilities	-	-	(30,316,708)
Loss on warrant re-pricing	-	-	(83,680)
Losses attributable to equity method investment	(820,000)	-	(144,438)
Total non-operating income (expense)	(51,684,761)	(22,044,701)	(25,935,554)

Loss before income tax	(72,795,119)	(54,373,332)	(36,758,208)

Income tax	-	-	-
Net loss	$(72,795,119)	$(54,373,332)	$(36,758,208)

Weighted average shares outstanding :
Basic and diluted	1,582,095,095	1,218,190,921	521,343,094

Loss per share:
Basic and diluted	$(0.05)	$(0.04)	$(0.07)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

							Additional	Promissory		Total
	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Notes	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Receivable, net	Deficit	Deficit

Balance December 31, 2008	-	$-	-	$-	429,448,381	$429,448	$53,459,172	$-	$(89,817,604)	$(35,928,984)

Convertible debentures redemptions	-	-	-	-	63,009,884	63,010	5,965,243	-		6,028,253

Debt and preferred stock conversions	-	-	-	-	104,412,687	104,413	9,299,147	-		9,403,560

Option compensation charges	-	-	-	-			817,444	-		817,444

Issuance of stock in settlement of accounts payable	-	-	-	-	39,380,847	39,381	5,259,767	-		5,299,148

Issuance of stock in payment of debt issue costs for preferred stock credit facility	-	-	-	-	24,900,000	24,900	4,706,100	-		4,731,000

Issuance of common stock for legal services	-	-	-	-	375,000	375	37,875	-		38,250

Issuance of common stock on cashless warrant exercise	-	-	-	-	2,122,495	2,122	284,332	-		286,454

Net loss for the year ended December 31, 2009	-	-	-	-					(36,758,208)	(36,758,208)

Balance December 31, 2009	-	$-	-	$-	663,649,294	$663,649	$79,829,080	$-	$(126,575,812)	$(46,083,083)

Redemptions of convertible debentures	-	-	-	-	144,311,100	144,311	9,582,742	-	-	9,727,053

Conversions of convertible debentures	-	-	-	-	34,822,169	34,822	3,379,286	-	-	3,414,108

Conversions of Series A-1 preferred stock	-	-	-	-	6,206,961	6,207	614,489	-	-	620,696

Conversions of amended convertible promissory notes	-	-	-	-	211,916,152	211,916	9,545,273	-	-	9,757,189

Common stock issued on exercise of warrants	-	-	-	-	36,390,745	36,391	12,805,631	-	-	12,842,022

Common stock issued to executives for compensation	-	-	-	-	107,051,697	107,052	9,527,601	-	-	9,634,653

Common stock issued to directors for board compensation	-	-	-	-	16,773,597	16,774	1,543,439	-	-	1,560,213

Common stock issued for settlements	-	-	-	-	120,875,143	120,875	13,760,283	-	-	13,881,158

Issuance of stock for financing costs	-	-	-	-	1,959,142	1,959	396,552	-	-	398,511

Issuance of Series B preferred stock	1,000	1	-	-	-	-	9,999,999	-	-	10,000,000

Common stock issued upon exercise of Series B preferred stock warrants	-	-	-	-	95,870,362	95,870	9,884,893	(9,980,763)	-	-

Dividends on Series B preferred stock	-	-	-	-	-	-	196,986	-	(196,986)	-

Issuance of Series C preferred stock	-	-	400	-	-	-	4,000,000	-	-	4,000,000

Accretion of note receivable discount	-	-	-	-	-	-	-	(196,607)	196,607	-

Option compensation charges	-	-	-	-	-	-	967,722	-	-	967,722

Net loss for year ended December 31, 2010	-	-	-	-	-	-	-	-	(54,373,332)	(54,373,332)

Balance December 31, 2010	1,000	$1	400	$-	1,439,826,362	$1,439,826	$166,033,976	$(10,177,370)	$(180,949,523)	$(23,653,090)

Convertible debenture redemptions	-	-	-	-	1,519,077	1,519	150,390	-	-	151,909

Shares issued for compensation	-	-	-	-	15,571,152	15,571	2,658,389	-	-	2,673,960

Shares issued for accrued liabilities	-	-	-	-	23,205,895	23,206	2,998,693	-	-	3,021,899

Common stock issued for settlements recorded as financing costs	-	-	-	-	133,645,953	133,646	22,029,270	-	-	22,162,916

Warrant exercises	-	-	-	-	37,477,368	37,478	10,246,139	-	-	10,283,617

Option exercises	-	-	-	-	1,386,126	1,386	196,276	-	-	197,662

Shares issued for services	-	-	-	-	2,381,406	2,381	473,519	-	-	475,900

Accrued dividends on Series B and C Preferred Stock	-	-	-	-	-	-	1,432,661	-	(1,432,661)	-

Accretion of note receivable discount Series B and C Preferred Stock	-	-	-	-	-	-	-	(1,371,865)	1,371,865	-

Option compensation charges	-	-	-	-	-	-	3,856,502	-	-	3,856,502

Issuance of Series C preferred stock	-	-	750	1	-	-	7,499,999	-	-	7,500,000

Issuance of Common Stock to Series C Preferred Stock holder for note receivable	-	-	-	-	73,796,597	73,797	9,786,161	(9,859,958)	-	-

Common stock issued upon exercise of Series C Preferred Stock warrants and issuance of note receivable	-	-	-	-	14,759,319	14,759	1,957,233	(1,971,992)	-	-

Net loss for the year ended December 31, 2011	-	-	-	-	-	-	-	-	(72,795,119)	(72,795,119)

Balance December 31, 2011	1,000	$1	1,150	$1	1,743,569,255	$1,743,569	$229,319,208	$(23,381,185)	$(253,805,438)	$(46,123,844)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(72,795,119)	$(54,373,332)	$(36,758,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	67,161	138,050	291,472
Amortization of deferred charges	960,224	91,600	363,399
Amortization of deferred revenue	-	(725,044)	(1,415,979)
Redeemable preferred stock dividend accrual	122,605	95,883	123,609
Stock based compensation	3,856,501	967,721	817,444
Amortization of deferred issuance costs	-	617,568	3,535,245
Amortization of discounts	-	12,443,112	4,134,693
Adjustments to fair value of derivatives	(11,444,988)	6,209,898	(23,103,668)
Shares of common stock issued for services	475,900	11,194,866	38,250
Shares of common stock issued for compensation	2,673,960	55,168	-
Non-cash financing costs	60,834,170	3,375,745	1,704,535
Loss on settlement of litigation	294,144	11,132,467	4,903,949
Gain on forgiveness of debt	-	(197,370)	(598,425)
(Gain) Loss on disposal of fixed assets	-	(9,500)	-
Amortization of deferred joint venture obligations	-	(56,602)	(86,574)
Loss on extinguishment of debt	-	-	8,200,984
Charges related to repricing derivative liabilities	-	-	30,316,708
Loss attributable to investment in joint venture	-	-	144,438
Repricing of 2006 and 2007 convertible debentures and warrants	-	-	83,680
Warrants issued for consulting services	834,443	-	130,663
(Increase) / decrease in assets:
Accounts receivable	-	-	261,504
Prepaid expenses	(241,248)	9,054	23,422
Increase / (decrease) in current liabilities:
Accounts payable and accrued expenses	734,960	97,784	(2,915,249)
Accrued interest	-	-	1,311,330
Deferred revenue	-	150,000	3,350,000

Net cash used in operating activities	(13,627,287)	(8,782,932)	(5,142,778)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(36,830)	(207,402)	(5,368)
Payment of lease deposits	-	(12,596)	(2,170)

Net cash used in investing activities	(36,830)	(219,998)	(7,538)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	3,377,715	719,636	-
Proceeds from issuance of convertible debentures	-	1,685,000	-
Proceeds from convertible promissory notes	-	5,880,000	4,284,250
Proceeds from issuance of preferred stock	7,500,000	14,068,865	2,588,000

Net cash provided by financing activities	10,877,715	22,353,501	6,872,250

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,786,402)	13,350,571	1,721,934

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	15,889,409	2,538,838	816,904

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$13,103,007	$15,889,409	$2,538,838

CASH PAID FOR:
Interest	$-	$-	$-
Income taxes	$-	$5,353	$970

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 1,519,077, 144,311,100 and 63,009,884 shares of common stock in redemption of debt	$151,909	$9,727,053	$6,028,253
Issuance of 0 , 246,738,321 and 87,739,641 shares of common stock in conversion of debt	$-	$13,171,297	$7,736,256
Issuance of 0, 6,206,961 and 16,673,046 shares of common stock in conversion of preferred stock	$-	$620,696	$1,667,304
Issuance of note receivable on issuance of shares and exercise of warrants for 88,555,916, 95,870,362, and 0 shares of common stock	$13,800,000	$13,500,000	$-
Record note receivable discount related to Series B and Series C preferred stock	$1,968,050	$3,519,238	$-
Issuance of 0 , 120,875,143 and 39,380,847 shares of common stock in settlement of litigation	$-	$13,881,158	$5,299,148
Issuance of 2,381,406, 0 and 375,000 shares of common stock for services	$475,900	$-	$38,250
Issuance of 2,571,152, 16,773,597, and 0 shares of common stock in payment of board fees	$389,454	$1,560,213	$-
Issuance of 13,000,000, 107,051,697, and 0 shares of common stock in payment of executive compensation	$2,284,505	$9,634,653	$-
Issuance of 0, 1,959,142 and 0 shares of common stock in payment of financing costs	$-	$398,511	$-
Series B and Series C preferred stock dividend	$1,432,661	$196,986	$-
Interest accreted on promissory notes receivable	$1,371,865	$196,607	$-
Issuance of 0, 0 and 24,900,000 shares of common stock for convertible preferred stock issuance costs	$-	$-	$4,731,000
Issuance of 3,252,066, 32,589,112 and 2,122,495 shares of common stock for cashless exercise of warrants	$1,156,861	$12,188,685	$286,454
Issuance of 126,232,953, 0, and 0 shares of common stock for debenture settlement	$18,662,916	$-	$-
Issuance of 636,126, 0 and 0 shares of common stock for exercise of options	$160,162	$-	$-
Issuance of 30,618,895, 0, and 0 shares of common stock for liabilities	$6,521,899	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of December 31, 2011 and December 31, 2010, the Company had deposits in excess of federally-insured limits totaling $12,037,949 and $15,399,150, respectively.

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

Deferred Costs — Consists of the following:

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

Intangible and Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through December 31, 2011, the Company had not experienced impairment losses on its long-lived assets.

Fair Value of Financial Instruments — For certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable, accrued expenses and notes payable, the carrying amounts approximate fair value due to their relatively short maturities.

Fair Value Measurements — The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

At December 31, 2011, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

		Fair Value Measurements at
	Fair Value	December 31, 2011
	As of	Using Fair Value Hierarchy
Derivative Liabilities	December 31, 2011	Level 1	Level 2	Level 3
Warrant derivative liabilities	$1,671,047	$-	1,671,047	-
Embedded conversion option liabilities	253,530	-	253,530	-
	$1,924,577	$-	1,924,577	-

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

For the years ended December 31, 2011, 2010 and 2009, the Company recognized a gain (loss) of $11,444,988, ($6,209,898), and $23,103,668, respectively, for the changes in the valuation of derivative liabilities.

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

In connection with its license agreements, the Company recorded $506,419, $418,166 and $553,448 in license fee revenue for the years ended December 31, 2011, 2010 and 2009, respectively, in its accompanying consolidated statements of operations, and the remainder of the license fee has been accrued in deferred revenue at December 31, 2011 and 2010, respectively.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 91,800,285 options outstanding as of December 31, 2011.

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

At December 31, 2011, 2010 and 2009, approximately 119,000,000, 190,000,000 and 395,000,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks — Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the years ended December 31, 2011, 2010 and 2009.

	Year Ended
	December 31,
	2011	2010	2009
Exeter Life Sciences, Inc.	24%	17%	*
START Licensing, Inc.	13%	14%	*
International Stem Cell Corporation	15%	23%	10%
Transition Holdings, Inc.	*	*	14%
CHA Biotech and SCRMI	26%	18%	*
Lifeline	13%	*	*
Genzyme Transgenics Corporation	*	*	28%

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

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”). The new standard addresses, among other things, guidance regarding activity in Level 3 fair value measurements. Portions of ASU No. 2010-06 that relate to the Level 3 activity disclosures became effective for the annual reporting period beginning after December 15, 2010. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements.

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

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of ASU 2011-04 is not expected to significantly impact the Company’s consolidated financial statements.

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, is not expected to significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 is not expected to significantly impact the Company’s consolidated financial statements.

3.	SETTLEMENT AND CANCELATION OF LICENSE AGREEMENT

On December 18, 2008, the Company entered into a license agreement with Transition Holdings, Inc. for certain of the Company’s non-core technology. Under the agreement, the Company received $2,000,000, less wire fees. The Company further received $1,500,000 in 2009. The Company had initially recorded the transactions as deferred revenue and was amortizing the revenue over its 17-year patent useful life. In December 2010, the Company received notice that Transition Holdings, Inc. was disputing the nature of the arrangement, and subsequently entered into a settlement arrangement with Transition Holdings, Inc. As a result of this settlement, the Company reclassified the unamortized license fee in the amount of $3,205,856 from deferred revenue to accrued settlement.  On February 15, 2011, the Company issued 7,413,000 shares as payment in full and recorded a loss on settlement of $294,144.

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

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $29,412, $29,412 and $29,412 in license fee revenue for the years ended December 31, 2011, 2010 and 2009, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $410,539 and $439,951 is included in deferred revenue in the accompanying consolidated balance sheets at December 31, 2011 and 2010, respectively.

On July 15, 2011, the Company and CHA Biotech entered into a binding term sheet, with the expectation of entering into a future definitive agreement, in which the joint venture was realigned around both product development rights and research responsibilities. Under the terms of the binding term sheet, SCRMI exclusively licensed the rights to the Hemangioblast Program to the Company for United States and Canada and expanded the jurisdictional scope of the license to CHA Biotech to include Japan (in addition to South Korea, which was already exclusively licensed to CHA Biotech). As part of the agreement, the scientists at SCRMI involved in the Hemangioblast Program were transferred to the Company, and SCRMI discontinued its research activity and became solely a licensing entity. The Company is obligated to meet a minimal research spending requirement of $6.75 million by July 31, 2014 in order to maintain its exclusive license, up to the point of filing an investigational new drug for a therapeutic product. Intellectual property rights created by the Company in the course of our research are subject to a non-exclusive license to CHA Biotech for Japan and South Korea, and to SCRMI to be sub-licensable under certain circumstances for countries other than the United States, Canada, Japan and South Korea. Pursuant to the agreement, the Company paid $820,000 to SCRMI which is recorded to “losses attributable to equity method investments.”

The following table is a summary of key financial data for the joint venture as of and for the years ended December 31, 2011, 2010 and 2009:

	December 31,
	2011	2010	2009
Current assets	$194,349	$611,843	$737,760
Noncurrent assets	$1,082,778	$855,372	$501,744
Current liabilities	$294,469	$1,203,941	$863,436
Noncurrent liabilities	$2,459,785	$1,439,394	$488,297
Net revenue	$417,382	$76,672	$26,775
Net loss	$(574,713)	$(1,852,336)	$(1,526,851)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Machinery & equipment	$1,488,527	$1,488,527
Computer equipment	449,893	449,893
Office furniture	82,822	76,201
Leasehold improvements	311,592	281,383
Capital leases	51,235	51,235
	2,384,069	2,347,239

Accumulated depreciation	(2,229,298)	(2,162,137)
Property and equipment, net	$154,771	$185,102

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 amounted to $67,161, $138,050 and $291,472, respectively.

6.	ACCRUED SETTLEMENT

Midsummer Investment, Ltd

On August 9, 2011, the Company entered into a Settlement Agreement and Mutual Release (“Settlement Agreement”) with Midsummer Investment, Ltd and Midsummer Small Cap Master, Ltd. (collectively, “Midsummer”). Pursuant to the Settlement Agreement, upon tender by Midsummer to the Company of warrants held by Midsummer to purchase a total of 20,319,730 shares of the Company’s common stock (the “Warrants”), and duly executed notices of exercise (deemed to occur upon execution of the Settlement Agreement), the Company, to settle errors involving warrant issuances to Midsummer, agreed to (i) deliver to Midsummer an aggregate of 36,000,000 shares of the Company’s common stock (the “Current Shares”), as an exercise of the Warrants in respect of a partial exercise of Warrants, (ii) undertake to issue 30,585,774 additional shares of the Company’s common stock (the “Future Shares”), as an exercise of the remainder of the Warrants within ten days of the date that the Company shall have sufficient authorized and unissued shares of Common Stock (“Authorized Share Increase”) which are not otherwise reserved for issuance for other purposes to enable the Company to issue all of the Future Shares and (iii) issue 3,058,577 shares of the Company’s common stock (the “Additional Future Shares”) for every calendar month elapsed between the date of delivery of the Current Shares and the date following delivery of the Future Shares. The Company and Midsummer provided mutual general releases.

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

The shares to be issued were valued at $0.17 which is the share price on the date of the agreement. Per the Settlement Agreement, the Company issued 36,000,000 shares on August 12, 2011. The Company issued the Future Shares of 30,585,774 and the Additional Future Shares of 15,292,885 in January 2012. The Company estimated the required liability at December 31, 2011 to be $7,799,373 based on 30,585,774 Future Shares and 15,292,885 Additional Future Shares valued at $0.17 per share of common stock which is recorded as “accrued settlement” on the accompanying consolidated balance sheets. The Company recorded $10,880,282 as “finance costs” in the consolidated statements of operations related to the 36,000,000 Initial shares, the 30,585,774 Future Shares, the 15,292,885 Additional Future Shares, offset by the $3,039,090 fair value of the warrant derivative liability.

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

On November 1, 2011, the Company issued the 39,514,859 shares to Alpha Capital. The Company recorded $4,947,800 as “finance cost” on the accompanying consolidated statements of operations and balance sheets, respectively which represents the fair value of the 39,514,859 shares of common stock valued at $0.14 per share less the fair value of the warrant derivative liability of $584,280. The $0.14 common stock fair value was the share price on the date of the preliminary injunction.

On November 23, 2011, the Company answered Alpha Capital’s Complaint and asserted affirmative defenses. On December 12, 2011, the Company and Alpha submitted a Civil Case Management Plan and Scheduling Order and discovery has since commenced. Despite receiving the 39,514,859 shares on November 1, 2011 as a result of its preliminary injunction, Alpha Capital continues to seek damages against the Company. The Company’s Management intends to contest this case vigorously.

Black Mountain Equities

On November 9, 2011, the United States District Court for the Southern District of New York entered an order granting plaintiff Black Mountain Equities, Inc. ("Black Mountain") motion for a preliminary injunction and preliminary declaratory relief in the lawsuit entitled Black Mountain Equities, Inc., v. Advanced Cell Technology, Inc., Case No. 11 CIV 7305, filed on October 17, 2011.  In its motion, Black Mountain sought an order directing the Company to deliver to it at least 18,000,000 shares of its common stock in accordance with the terms of its warrants and convertible promissory notes.  The court's November 9, 2011 order directed the Company to hold in escrow 18,000,000 shares of its common stock pending the entry of a preliminary injunction.

On November 15, 2011, the Company issued the 18,000,000 shares to Black Mountain. The Company recorded $1,615,062 as “finance cost” and “accrued settlement” on the accompanying consolidated statements of operations and balance sheets, respectively which represents the fair value of the 18,000,000 shares of common stock valued at $0.11 per share less the fair value of the warrant derivative liability of $364,938. The $0.11 common stock fair value was the share price on the date of the preliminary injunction.

On December 15, 2011, the Company answered BME’s initial Complaint and asserted counterclaims, disputing BME’s contention that it was owed 18,000,000 shares. On December 29, 2011, BME filed an Amended Complaint. On January 17, 2012, the Company answered the Amended Complaint and asserted revised counterclaims. Discovery will begin in this case shortly. In its Amended Complaint, BME argues that it made a cashless exercise of warrants issued by the Company by delivering a Notice of Exercise, asking for 18,000,000 shares of the Company’s common stock, based on a reduced exercise price and increased warrant share amount. In its counterclaims, the Company argues that even assuming arguendo that the exercise price of the warrants should have been reset as a result of certain JMJ Financial, Inc. transactions, BME would still only be entitled to 7,331,445 shares. Based on this calculation, the Company argues that BME should return to the Company no less than 10,668,555 shares of the stock it received on November 15, 2011 pursuant to its preliminary injunction. The Company’s Management intends to contest this case vigorously.

Cranshire Master Fund

On December 15, 2011, the United States District Court for the Southern District of New York entered an order granting plaintiff Cranshire Capital Master Fund, Ltd.’s (“Cranshire”) motion for a preliminary injunction in the lawsuit entitled Cranshire Capital Master Fund, Ltd. v. Advanced Cell Technology, Inc., Case No. 11 CIV 8755 (S.D.N.Y. filed December 1, 2011). Cranshire asserts that as a result of the transactions between the Company and JMJ, the exercise price of its warrants should have been decreased to $.0353 and the total number of warrant shares issuable upon exercise should have been increased from 6,918,197 to 19,598,292. Based upon these figures, Cranshire asserted that its December 2010 warrant exercise should have resulted in an additional 12,680,094 shares. Cranshire asserts claims for damages, in an amount to be determined at trial, for the Company's alleged failure to deliver the shares and to provide proper notice of reduction in exercise price and conversion price. On December 2, 2011, Cranshire moved for preliminary declaratory relief and for a preliminary injunction directing the Company to deliver immediately at least 12,680,094 shares of its common stock to Cranshire. At the hearing on December 15, 2011, Cranshire changed its argument, contending that the exercise price should have been decreased to $.027 (as opposed to $.0353) and that, consequently, it was entitled to 18,000,000 shares (as opposed to 12,660,094 shares). On December 15, 2011, the court granted a preliminary injunction and directed the Company to deliver to Cranshire 10,730,265 shares of the Company's common stock. The parties will begin discovery shortly. Management intends to contest this case vigorously if a reasonable settlement cannot be achieved.

The Company issued the 10,730,265 shares to Cranshire on December 16, 2011. The Company recorded $1,073,027 as “finance cost” and “accrued settlement” on the accompanying consolidated statements of operations and balance sheets, respectively which represents the fair value of the 10,730,265 shares of common stock valued at $0.10 per share less. The $0.10 common stock fair value was the share price on the date of the preliminary injunction. See note 19, Subsequent Events, regarding the February 24, 2012 settlement.

Global Settlement

On December 7, 2011, the Company entered into settlement agreements with 40 holders of convertible promissory notes and warrants that were issued between 2005 and 2010. The settlement agreements relate to claims that the holders may have against the Company regarding the assertion that the conversion price of the notes and the exercise price of the warrants should have been adjusted as a result of certain transactions between the Company and JMJ Financial, Inc. during 2010. Pursuant to the settlement agreements, the Company agreed to issue an aggregate of 239,601,630 shares of common stock to the settling holders.

At the time of settlement, the Company did not have a sufficient number of authorized but unissued shares of common stock to issue all of the shares of common stock that the Company agreed to issue to settling holders pursuant to the settlement agreements. On January 24, 2012, the Company’s shareholders approved the increase in authorized shares to 2,750,000,000. The Company issued the 239,601,630 shares on January 30, 2012.

The Company recorded $22,724,947 as “finance cost” and “accrued settlement” on the accompanying consolidated statements of operations and balance sheets, respectively which represents the fair value of the 239,601,630 shares of common stock valued at $0.11 per share less. The $0.11 common stock fair value was the share price on the date of the settlement agreement.

7.	LOSS CONTINGENCY ACCRUAL

The Company was not able to reach a settlement agreement with all of holders of convertible promissory notes and warrants that were issued between 2005 and 2010. The Company will continue to negotiate with the holders and anticipates that the number of shares to be issued will be similar to the settlements that have already been finalized as of December 31, 2011.

The Company recorded $16,704,169 as “finance cost” and “loss contingency accrual” on the accompanying consolidated statements of operations and balance sheets, respectively which represents the fair value of the shares of common stock valued at $0.13 per share less the fair value of the warrant derivative liability of $810,077. The $0.13 common stock fair value was determined by estimating the share price at the date of settlement.

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

As of December 31, 2011 and 2010, the convertible promissory notes were convertible at the option of the holders into a total of 4,303,863 shares, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $227,547 and $628,919 as of December 31, 2011 and 2010, respectively. The decrease in the fair value of this liability was $401,372 and $7,778,168 during the years ended December 31, 2011 and 2010, respectively, which was recorded through the results of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at December 31, 2011 are as follows: (1) dividend yield of 0%; (2) expected volatility of 160%, (3) risk-free interest rate of 0.12%, and (4) expected life of 1.25 years.

Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the years ended December 31, 2011, 2010 and 2009 was $126,863, $6,410,552 and $1,220,220, respectively.

2009 Convertible Promissory Notes

On November 12, 2009, the Company entered into a subscription agreement (the “Subscription Agreement”) with certain subscribers (the “Subscribers”) pursuant to which the Company sold certain original issue discount promissory notes (“2009 Convertible Promissory Notes”). The 2009 Convertible Promissory Notes are convertible at the option of the holder into shares of the Company’s common stock at a conversion price of $0.10.

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

During the year ended December 31, 2011, the Company issued 1,519,077 shares of common stock for debt of $151,909. As of December 31, 2011 and 2010, the outstanding debt related to the 2009 Convertible Promissory Notes is $0 and $132,680 (net of discount of $19,229), respectively.

Interest expense from amortization of debt discounts related to the 2009 Convertible Promissory Notes for the years ended December 31, 2011, 2010 and 2009 was $19,229, $3,878,950 and $281,271, respectively.

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

The outstanding balance at December 31, 2011 and 2010 was $1,130,165, and is convertible into 1,506,887 shares of the Company’s common stock. The Company values the conversion option initially when each draw takes place (see section entitled “Conversion Option” in this footnote below). As of December 31, 2011, the Company has drawn $3,418,166 of the $5,000,000 commitment.

The following table summarizes the Series A-1 redeemable convertible preferred stock outstanding at December 31, 2011 and 2010:

	December 31,	December 31,
	2011	2010
Principal due	$1,130,165	1,130,165
Accrued dividend	342,098	219,492
Debt discount	(43,137)	(77,216)
Non-current portion	$1,429,126	1,272,441

Aggregate liquidation value*	$1,472,262	1,349,657

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $122,605, $219,492 and $123,609 for the years ended December 31, 2011, 2010 and 2009, respectively, which is recorded as interest expense in the accompanying consolidated statements of operations.

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

Conversion Option:

The embedded conversion option was valued at $25,983 and $212,447 at December 31, 2011 and 2010, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $186,464, $392,400 and $2,094,924 for the years ended December 31, 2011, 2010 and 2009, respectively, was recorded through the results of operations as an adjustment to fair value of derivatives.

The assumptions used in the Black-Scholes model to value the embedded conversion option at December 31, 2011 were as follows: (1) dividend yield of 0%; (2) expected volatility of 160%, (3) risk-free interest rate of 0.12%, and (4) expected life of 1.27 years.

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

Interest expense from amortization of the debt discount and deferred costs for the years ended December 31, 2011, 2010 and 2009 was $445,521, $137,753 and $3,778,850, respectively.

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

Dividends

Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series B preferred stock. Accrued dividends were $1,229,538 and $196,986 at December 31 2011 and 2010, respectively.

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

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at December 31, 2011 and 2010.

The value of the secured promissory notes in the accompanying consolidated balance sheet was $11,207,935, net of discounts of $2,537,499 and accrued interest of $245,434 at December 31, 2011, reflecting a face value of $13,500,000. The value of the secured promissory notes in the accompanying consolidated balance sheet was $10,177,370, net of discounts of $3,361,952 and accrued interest of $39,322 at December 31, 2010, reflecting a face value of $13,500,000. The Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $3,519,238 during the year ended December 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes.

During the years ended December 31, 2011 and 2010, the Company accreted interest on the promissory notes in the amount of $1,227,173 and $196,607, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the years ended December 31, 2011 and 2010 of $1,229,538 and $196,986, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

As of December 31, 2011 and 2010, 1,000 shares of Series B preferred stock were outstanding.

11.	SERIES C PREFERRED STOCK

On December 30, 2010 (the “Series C Effective Date”), the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”). Pursuant to the Series C Purchase Agreement:

•	The Company agreed to sell, and Socius agreed to purchase, in one or more purchases from time to time (each such purchase, a “Series C Tranche”) in the Company’s sole discretion (subject to the conditions set forth therein), (i) up to 2,500 shares of Series C Preferred Stock (the “Series C Preferred Shares”) at a purchase price of $10,000 per share, for an aggregate purchase price of up to $25,000,000, and (ii) a two-year warrant (the “Socius Warrant”) obligating Socius to purchase shares of the Company’s common stock (the “Common Stock” ) with an aggregate exercise price equal to 20% of the purchase price paid by Socius for the Series C Preferred Shares sold in each Series C Tranche, at an exercise price per share equal to the closing bid price of the Company’s Common Stock on the date the Company provides notice of such Series C Tranche (the “Series C Tranche Notice”). On each date that the Company delivers a Series C Tranche Notice to Socius, Socius shall also become obligated, pursuant to a right automatically vesting on such Series C Tranche Notice date, to purchase that number of shares of Common Stock (such shares of Common Stock the “Additional Investment Shares”) equal in dollar amount to 100% of the Series C Tranche amount set forth in the Series C Tranche Notice at a price per share equal to the closing bid price of the Common Stock on the Series C Tranche Notice date.

●	The Series C Purchase Agreement requires that, when the Company requests Socius to purchase a tranche of Series C Preferred Shares, the mandatory purchase by Socius of the related Additional Investment Shares must occur no later than sixty (60) calendar days following the Series C Tranche Notice date.

●	The Socius Warrant was issued to Socius on December 30, 2010 (the “Closing Date”) simultaneous with entering into the Series C Purchase Agreement. The Socius Warrant was issued with an initial exercise price per warrant is of $0.16 per share and for a total of up to 31,250,000 shares, subject to adjustment as described therein. On January 10, 2011, Socius and the Company entered into a letter agreement in which the parties agreed that, following arms-length negotiations and notwithstanding anything to the contrary in the Socius Warrant, that the initial number of shares issuable under the Socius Warrant, subject to the adjustment mechanism set forth therein, was equal to 30,000,000.

●	As required by the Purchase Agreement, the Socius Warrant must be exercised for such number of shares of Common Stock equal in amount to 20% of the cumulative purchase price paid by Socius for the Series C Preferred Shares. The maximum amount of Series C Preferred Stock that Socius may become obligated to purchase under all Series C Tranches is $25,000,000. Assuming the maximum drawdown of $25,000,000 by the Company under the Series C Purchase Agreement, Socius would be required to exercise the Socius Warrant to purchase 20% of this total dollar amount, or $5,000,000 worth of shares of Common Stock.

●	The Letter Agreement modified the Socius Warrant only with respect to the initial number of underlying shares and expressly provides that, except as so modified, the Socius Warrant shall remain unchanged and shall continue in full force and effect.

●	At the initial closing pursuant to the Series C Purchase Agreement, which occurred on the Closing Date, (i) Socius purchased 400 Preferred Shares and the Company received gross proceeds of $4,000,000 (ii) the Company delivered to Socius an initial warrant (the “Initial Warrant”) obligating Socius to purchase shares of Common Stock with an aggregate purchase price of $800,000, which shall be automatically exercisable on the date a registration statement for the resale of all shares of Common Stock issuable pursuant to the Series C Purchase Agreement is declared effective (which effectiveness occurred on April 13, 2011), with delivery of such shares made to Socius on the trading day immediately following the exercise date at a per-share price equal to the closing bid price of the Common Stock on the delivery date, and (iii) Socius became obligated to purchase additional shares of Common Stock equal in aggregate dollar amount to $4,000,000 ( such shares of Common Stock the “Initial Investment Shares”), with delivery of such shares made to Socius on the trading day immediately following the date the registration statement is declared effective at a price per share equal to the closing bid price of Common Stock on the delivery date.

•	The Company agreed to pay to Socius a commitment fee of $1,250,000 (the “Commitment Fee”), at the earlier of the closing of the first Series C Tranche or the six month anniversary of the Series C Effective Date. This Commitment Fee is payable solely at the Company’s election, in cash or in the alternative, in shares of common stock valued at 88% of the volume weighted average price of the Company’s Common Stock on the five trading days preceding the payment date. If the Company elects to pay the Commitment Fee in shares of Common Stock, no cash payment would be due as the issuance of shares would satisfy the Commitment Fee obligation in full. The Company issued 7,562,008 shares of common stock on June 30, 2011 as full payment of the Commitment Fee.

•	The Company agreed to use its best efforts to file within 60 days of the Series C Effective Date, and cause to become effective as soon as possible thereafter, a registration statement with the Securities and Exchange Commission for the resale of all shares of Common Stock issuable pursuant to the Series C Purchase Agreement, including the shares of Common Stock underlying the Socius Warrant, shares of the Common Stock issuable upon exercise of the Initial Warrant, shares of Common Stock issuable as Initial Investment Shares, shares of Common Stock issuable as Additional Investment Shares, and shares of Common Stock issuable in payment of the Commitment Fee.

●	In the event that Socius does not comply with its obligations under the Series C Purchase Agreement (including its obligations to exercise the Socius Warrant), the Series C Purchase Agreement provides that, in addition to being entitled to exercise all rights provided therein or granted by law, the Company would be entitled to seek specific performance by Socius under the Series C Purchase Agreement and the Socius Warrant.

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

On December 15, 2011, the Company delivered the fourth Series C Tranche notice to Socius for delivery of a total of 200 shares under the Series C preferred stock for funding in the amount of $2,000,000.

Dividends

Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series C preferred stock. Accrued dividends were $400,110 and $0 at December 31, 2011 and 2010, respectively.

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

Related Secured Promissory Notes Receivable:

In accordance with the terms of the Series C preferred stock agreement, on April 14, 2011 and associated with the first Series C Tranche notice which occurred on December 31, 2010, Socius issued to the Company a secured promissory note of $4,000,000 for 22,222,222 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,444,444 shares of common stock. On June 16, 2011 and associated with the second Series C Tranche notice, Socius issued to the Company a secured promissory note of $4,000,000 for 21,390,374 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,278,075 shares of common stock. On September 22, 2011 and associated with the third Series C Tranche notice, Socius issued to the Company a secured promissory note of $1,500,000 for 9,671,180 shares of common stock and issued a secured promissory note of $300,000 for the exercise of warrants for 1,934,236 shares of common stock. On December 15, 2011 and associated with the fourth Series C Tranche notice, Socius issued to the Company a secured promissory note of $2,000,000 for 20,512,821 shares of common stock and issued a secured promissory note of $400,000 for the exercise of warrants for 4,102,564 shares of common stock. Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at December 31, 2011 and 2010.

The value of the secured promissory notes in the accompanying consolidated balance sheet was $12,173,251, net of discounts of $1,740,516 and accrued interest of $113,767 at December 31, 2011, reflecting a face value of $13,800,000. The Company determined that a 6% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series C preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $1,968,050 during the year ended December 31, 2011. The Company accretes interest at 6% over the respective four-year terms of the promissory notes.

During the years ended December 31, 2011 and 2010 the Company accreted interest on the promissory note in the amount of $341,301 and $0, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the years ended December 31, 2011 and 2010 of $400,110 and $0, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

The Company has classified the Series C redeemable preferred stock in the equity section in its consolidated balance sheets. As of December 31, 2011 and 2010, 1,150 and 400 shares of Series C preferred stock were outstanding, respectively.

12.	WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the year ended December 31, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price $	Life (in years)	(000)$
Outstanding, December 31, 2010	134,931,242	0.12	3.54
Granted	20,575,780	0.20
Exercised	(132,870,434)	0.08
Forfeited/Canceled	(879,167)	1.61
Outstanding, December 31, 2011	21,757,421	0.18	2.88	-

Exercisable, December 31, 2011	21,757,421	0.18	2.88	-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at December 31, 2011:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price $	of Shares	Life (Years)	Price $
.10 - .11	15,916,785	2.59	0.10
.20 - .30	1,630,000	4.00	0.25
.38-.39	1,330,636	5.57	0.39
.40-.45	2,065,000	2.06	0.42
0.70	815,000	4.00	0.70
	21,757,421

During the year ended December 31, 2011, the Company issued 3,413,016 warrants to consultants. The warrants were 3 and 5 year warrants with an exercise price ranging from $0.10 to $0.70. The fair value of the warrants at the date of issuance was approximately $660,000 which was recorded as consulting expense in the accompanying consolidated financial statements. The Company used the Black-Scholes option pricing model to value the warrants using the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 165-170%, (3) risk-free interest rate of 0.81- 2.01%, and (4) expected life of 3-5 years.

During the year ended December 31, 2011, the Company extended the expiration date of 2,403,445 warrants that had expired on December 31, 2010. The fair value of the warrants at the extension date was approximately $470,000 which was recorded as financing costs in the accompanying consolidated statement of operations. The Company used the Black-Scholes option pricing model to value the warrants using the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 170%, (3) risk-free interest rate of 1.02%, and (4) expected life of 4 years.

During the year ended December 31, 2011, the Company issued to Socius 14,759,319 warrants which were exercised immediately through Socius issuing the Company a note receivable as discussed in Note 9.

During the year ended December 31, 2011, there were 34,225,302 warrants exercised for $3,377,715 in cash and 83,885,817 warrants exercised using the cashless exercise provision or legal settlements with the company.

13.	STOCKHOLDERS’ EQUITY TRANSACTIONS

During the year ended December 31, 2011, the Company issued 1,519,077 shares related to the convertible debenture redemptions for the principal amount of $151,909.

During the year ended December 31, 2011, the Company issued 636,126 shares for the exercise of 1,500,000 non-employee options and relieved the derivative liability for $160,161.

During the year ended December 31, 2011, the Company issued 750,000 shares for the exercise of 750,000 employee options.

On January 1, 2011, the Company issued 1,630,000 shares of common stock in connection with consulting agreements. The agreements are for one year unless terminated by either party. The Company recognized consulting expense of $342,300 related to these agreements during the year ended December 31, 2011.

On January 11, 2011, per Gary Rabin’s employment agreement, the Company issued 5,000,000 shares of restricted common stock. The Company valued the shares at $0.14 per share for a value of $700,000. The Company was to amortize this expense over the earlier of one year or the naming of a new CEO. On July 1, 2011, Gary Rabin was named CEO; therefore, the Company fully amortized the $700,000 as of July 1, 2011. During the year ended December 31, 2011 the Company recorded $700,000 as payroll expense in the accompanying consolidated statement of operations.

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

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Gary Rabin. Per the agreement, the Company agreed to issue 10,000,000 shares of restricted stock which vests in equal installments on the last day of each calendar quarter commencing on July 31, 2011 and ending on December 31, 2013. As of December 31, 2011, 2,000,000 shares have been issued. The Company valued the 10,000,000 shares at $0.185 per share for a value of $1,850,000 which will be amortized over 30 months. During the years ended December 31, 2011 and 2010, the Company recorded $370,000 and $0 as payroll expense in the accompanying consolidated statements of operations.

On August 8, 2011, the Company entered into a new employment agreement with Robert Lanza. Per the agreement, the Company agreed to issue 15,000,000 shares of restricted stock with 6,000,000 shares vesting immediately and the remaining 9,000,000 shares vesting over a 21 months period beginning on January 31, 2012. As of December 31, 2011, 6,000,000 shares have been issued. The Company valued the 15,000,000 shares at $0.1571 per share for a value of $2,356,500 which will be amortized through September 30, 2013. During the years ended December 31, 2011 and 2010, the Company recorded $1,214,504 and $0 as payroll expense in the accompanying consolidated statements of operations.

On August 9, 2011, the Company entered into a settlement agreement and mutual release with Midsummer Investment, Ltd. and Midsummer Small Cap Master, Ltd. (collectively, “Midsummer”). Pursuant to the agreement, the Company issued to Midsummer 36,000,000 shares on August 12, 2011. The shares were recorded as finance costs and valued $6,120,000..

On September 2, 2011, the Company issued a board member 100,982 shares of common stock valued at $16,157 as compensation for board services.

On September 22, 2011, the Company issued 11,605,416 shares of common stock in exchange for promissory notes of $1,500,000 and $300,000 as discussed in Note 9.

On November 2, 2011, the Company issued a board member 500,000 shares of common stock valued at $90,000 as compensation for board services.

On November 2, 2011, the Company issued 39,514,859 shares to Alpha Capital as a result of a preliminary injunction from the court. The shares were recorded as finance costs and valued at $4,947,800.

On November 14, 2011, the Company issued a board member 13,846 shares of common stock valued at $2,492 as compensation for board services.

On November 15, 2011, the Company issued 18,000,000 shares to Black Mountain Equities as a result of a preliminary injunction from the court. The shares were recorded as finance costs and valued at $1,615,062.

On December 15, 2011, the Company issued 24,615,385 shares of common stock in exchange for promissory notes of $2,000,000 and $400,000 as discussed in Note 9.

On December 16, 2011, the Company issued 10,730,265 shares to Cranshire Capital Master Fund, Ltd. as a result of a preliminary injunction from the court. The shares were recorded as finance costs and valued at $1,073,027.

On December 30, 2011, the Company issued various board members and an executive officer 2,550,000 shares of common stock valued at $207,667 as compensation for board services.

During the year ended December 31, 2011, the Company issued 3,252,066 shares of common stock for the cashless exercise of 5,516,943 warrants not described above. The warrants were executed in accordance with their terms.

During the year ended December 31, 2011, the Company received $3,377,715 from the cash exercise of 34,225,302 warrants.

14.	STOCK-BASED COMPENSATION

Stock Plans

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant
2004 Stock Plan	2,492,000	70,000	308,000
2004 Stock Plan II	1,301,161	1,071,161	-
2005 Stock Plan	95,169,650	90,659,124	155,841,383
	98,962,811	91,800,285	156,149,383

Stock Option Activity

A summary of option activity for the years ended December 31, 2011 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Options	Price	Life (in years)	(000)
Outstanding, December 31, 2009	28,486,119	0.32	8.09	33
Granted	19,890,000	0.11
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, December 31, 2010	48,376,119	$0.23	7.56	$3,825
Granted	46,207,499	-
Exercised	(2,250,000)	-
Forfeited/canceled	(533,333)	-
Outstanding, December 31, 2011	91,800,285	$0.23	8.19	$2

Vested and expected to vest at December 31, 2011	86,920,122	$0.23	8.14	$2

Exercisable, December 31, 2011	54,260,570	$0.25	7.46	$2

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about stock options outstanding and exercisable at December 31, 2011.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Exercise	Remaining	Number	Exercise	Remaining
Price	of Shares	Price	Life (Years)	of Shares	Price	Life (Years)
$0.05	70,000	$0.05	2.62	70,000	$0.05	2.62
0.09	11,890,000	0.09	8.10	5,573,348	0.09	8.10
0.10 - 0.157	35,751,273	0.13	8.57	26,272,106	0.12	8.22
0.185 - 0.21	26,735,835	0.19	8.65	12,991,939	0.20	7.78
0.25 - 0.45	11,071,161	0.36	8.88	3,071,161	0.33	7.24
0.85	5,604,099	0.85	3.09	5,604,099	0.85	3.09
$1.35 - 2.48	677,917	$2.04	3.86	677,917	$2.04	3.86
	91,800,285			54,260,570

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the years ended December 31, 2011 and 2010 are as follows:

	December 31,	December 31,	December 31,
	2011	2010	2009
Risk-free interest rate	0.02 - 3.47%	2.3 - 2.8%	2.3 - 3.4%
Expected life of the options	0.2 - 9 years	5 - 7 years	5 - 10 years
Expected volatility	160 - 180%	175 - 180%	185%
Expected dividend yield	0%	0%	0%
Expected forfeitures	13%	13%	13%

As of December 31, 2011, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $5,274,000, which is expected to be recognized over a weighted average period of approximately 1.76 years.

15.	COMMITMENTS AND CONTINGENCIES

Estate of William Caldwell

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

The Company determined that an accrual was necessary at December 31, 2011, which is included in the “loss contingency accrual” amount on the accompanying consolidated balance sheets. See Note 7.

Camofi Master LOC

Camofi Master LOC and Camzhn Master LOC (the "Camofi Parties") filed their Complaint on October 13, 2011. In their Complaint, the Camofi Parties argue that as a result of the transactions between the Company and JMJ, Gemini Master Fund, Ltd. and Midsummer Investment, Ltd. respectively, the exercise prices in their Warrants and debentures should have been reduced. Consequently, the Camofi Parties argue that they have been denied the right to receive, in total, at least 130,795,594 shares of the Company's common stock, which has allegedly resulted in losses to the Camofi Parties of at least $22,265,951. The Camofi Parties also seek unspecified damages, in an amount to be proven at trial, based upon the Company’s alleged failure to lower the conversion price of the debentures and to provide proper notice of reduction in exercise price and conversion price. On November 18, 2011, the Company answered the Complaint and asserted affirmative defenses. Discovery has commenced in this case. Management intends to contest this case vigorously if a reasonable settlement cannot be achieved.

See Note 6 “Accrued Settlement” and Note 7 “Loss Contingency Accrual”

Employment Contracts

The Company has entered into employment contracts with certain executives and research personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee benefits.

Leases

On January 29, 2010, the Company signed a new lease to move from its Worcester facility to a new 10,607 square-foot facility in Marlboro, Massachusetts. The lease term is from April 1, 2010 through June 30, 2015. Monthly base rent was $12,817 and $12,596 for 2011 and 2010, respectively. The Company amended the lease effective March 1, 2011 adding an additional 1,650 square feet with an increase in monthly rent of $1,513. The Company renewed its site in Los Angeles, California through February 28, 2013. Monthly base rent is $2,170. Annual minimum lease payments are as follows:

2012	$195,340
2013	173,640
2014	169,300
2015	84,650
$622,929

Rent expense recorded in the financial statements for the years ended December 31, 2011, 2010 and 2009 was approximately $201,000, $281,000 and $134,000, respectively.

16.	INCOME TAXES

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

	2011	2010	2009
Statutory federal income tax rate	(34)%	(34)%	(34)%
State income taxes, net of federal taxes	(6)%	(6)%	(6)%
Non-includable items	29%	18%	(25)%
Increase in valuation allowance	12%	22%	65%
Effective income tax rate	-	-	-

Significant components of deferred tax assets and (liabilities) are as follows:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$43,707,906	$36,704,171
Depreciation	141,001	175,487
Capitalized R&D expenses	566,788	559,375
Deferred revenue	1,392,669	1,595,743
Losses from joint venture	350,857	64,498
Professional fees paid in stock	1,253,223	1,101,535
Stock-based compensation	2,078,675	1,412,064
Reversal of unpaid liabilities	1,184,298	1,184,298
Valuation allowance	(50,675,417)	(42,797,171)
Net deferred tax asset	$-	$-

The Company files income tax returns in the U.S. federal jurisdiction, and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years before 2003.

At December 31, 2011, the Company had federal and state net operating loss carry forwards available to offset future taxable income of approximately $103 million and $94 million respectively. These carry forwards will begin to expire in the years ending December 31, 2025 and December 31, 2015, respectively. These net operating losses are subject to various limitations on utilization based on ownership changes in the prior years under Internal Revenue Code Section 382. The Company is in the process of analyzing the impact of the ownership changes but management does not believe they will have a material impact on the Company’s ability to utilize the net operating losses in the future.

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

At December 31, 2011, based on the weight of available evidence, including cumulative losses in recent years and expectations of future taxable income, the Company determined that it was more likely than not that its deferred tax assets would not be realized and have a $50.7 million valuation allowance associated with its deferred tax assets.

The components of income tax expense are as follows:

	2011	2010	2009
Current federal income tax	$-	$-	$-
Current state income tax	-	-	-
Deferred taxes	7,878,246	4,309,420	3,520,340
Valuation allowance	(7,878,246)	(4,309,420)	(3,520,340)
	$-	$-	$-

Future changes in the unrecognized tax benefit will have no impact on the effective tax rate due to the existence of the valuation allowance. The Company estimates that the unrecognized tax benefit will not change significantly within the next twelve months. The Company will continue to classify income tax penalties and interest as part of general and administrative expense in its consolidated statements of operations. There were no interest or penalties accrued as of December 31, 2011, 2010 or 2009.

The following table summarizes the open tax years for each major jurisdiction:

Open Tax
Jurisdiction	Years

Federal	2003 – 2010
States	2003 - 2010

17.	GRANT RECEIVED

On November 2, 2010, the Company received a $977,917 grant under the Patient Protection and Affordable Care Act of 2010 (PPACA). The grant was related to four of the Company’s projects: the Blastomere Program, the Myoblast Program, the RPE Program for Stargardt’s Disease, and the iPS Program. The grants were for $244,479.25 each, for a total grant of $977,917, and are exempt from federal income taxes. The Company recognized $68,639 and $977,917 as a grant reimbursement in its accompanying consolidated statements of operations during the years ended December 31, 2011 and 2010, respectively.

18.	RELATED PARTY TRANSACTIONS

On January 31, 2012, the Shapiro Family Trust received 5,532,198 shares of the Company’s common stock upon cashless exercise of the warrants in connection with the 2005-2008 convertible debentures and in accordance with the December 7, 2011 global settlement agreement. Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by the Shapiro Family Trust.

On January 31, 2012, PDPI, LLC received 11,204,101 of the Company’s common stock upon cashless exercise of warrants in accordance with the December 7, 2011 global settlement agreement.  Mr. Rabin, the Company’s Chief Executive Office and Chairman of the Board of Directors, has a 33.33% equity interest in the entity.

19.	SUBSEQUENT EVENTS

On January 24, 2012, the Company filed a Certificate of Amendment to the Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of common stock by 1,000,000,000 shares to a total of 2,750,000,000 shares of common stock. On January 24, 2012, the shareholders approved the Certificate of Amendment.

On January 30, 2012, the Company issued 48,878,659 shares of common stock to Midsummer based on the August 9, 2011 settlement agreement. At the date of issuance, the Company decreased the accrued settlement by approximately $7,800,000 with a corresponding increase to stockholders’ equity.

On January 31, 2012, the Company issued 239,601,630 shares of common stock pursuant to the settlement agreement with certain holders of convertible promissory notes and warrants that were issued between 2005 and 2010. At the date of issuance, the Company decreased the accrued settlement by approximately $26,360,000 with a corresponding increase to stockholders’ equity.

On February 13, 2012, the Company issued 5,183,374 shares of common stock pursuant to the settlement agreement with RHP Master Fund, Ltd related to the convertible promissory notes and warrants that were issued between 2005 and 2010. At the date of issuance, the Company decreased the loss contingency accrual by approximately $674,000 with a corresponding increase to stockholders’ equity.

On February 24, 2012, the Company entered into an agreement with Cranshire to settle all outstanding claims against the Company. Pursuant to the agreement, the Company is to issue Cranshire (1) an additional 1,949,735 of common stock, (2) plus the quotient of (x) $276,000 divided by (y) 90% of the closing price of common stock on the trading day immediately preceding the entry of the court order. The estimated number of shares of common stock to be issued based on an $0.11 share price at February 24, 2011 is 4,737,614. The Company has accrued approximately $521,000 which has been recorded in the accompanying consolidated financial statements as finance cost and loss contingency accrual.

20. SELECTED QUARTERLY DATA (UNAUDITED)

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2011	2011	2011	2011
Revenue	$153,688	153,688	132,805	$66,238
Gross profit (loss)	$130,788	(127,812)	116,155	$43,338
Loss from operations	$(4,835,655)	(3,611,811)	(6,895,786)	$(5,767,106)
Other income (expense)	$1,493,618	(1,208,338)	(45,625,243)	$(6,344,798)
Net income (loss)	$(3,342,037)	(4,820,149)	(52,521,029)	$(12,111,904)
Basic and diluted earnings (loss) per share	$(0.00)	$(0.00)	$(0.03)	$(0.02)

	Quarterly Periods Ended
	March 31,	June 30,	September 30,	December 31,
	2010	2010	2010	2010
Revenue	$205,158	$205,158	$205,158	$109,570
Gross profit	$138,508	$138,508	$138,508	$92,920
Loss from operations	$(14,975,316)	$(1,124,886)	$(5,406,563)	$(10,821,866)
Other income (expense)	$(2,874,317)	$4,055,285	$7,342,278	$(30,567,947)
Net income (loss)	$(17,849,633)	$2,930,399	$1,935,715	$(41,389,813)
Basic and diluted earnings (loss) per share	$(0.03)	$0.00	$0.00	$(0.03)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)   Evaluation of Disclosure Controls and Procedures.

Our Chief Executive Officer (Principal Executive Officer and Principal Financial Officer) has evaluated our disclosure controls and procedures as of December 31, 2011 and have concluded that these disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and is accumulated and communicated to our management, including the Chief Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

 (b)   Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2011.

Our internal control over financial reporting as of December 31, 2011, has been audited by SingerLewak LLP, an independent registered public accounting firm, as stated in their report which is included herein.

46

(c)   Changes in Internal Controls Over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the fourth quarter of 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Advanced Cell Technology, Inc. and subsidiary

We have audited Advanced Cell Technology, Inc. and subsidiary's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Advanced Cell Technology, Inc. and subsidiary’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, Advanced Cell Technology, Inc. and subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Advanced Cell Technology, Inc. and subsidiary as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the three years in the period ended December 31, 2011, and our report dated March 1, 2012 expressed an unqualified opinion.

/s/ SingerLewak LLP

Los Angeles, California

March 1, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our directors are elected at the annual meeting of shareholders to hold office until the annual meeting of shareholders for the ensuing year or until their successors have been duly elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. The directors and executive officers of the Company are as follows. Our executive officers, key employees and directors are described below. There are no family relationships among our executive officers or directors.

Name	Age	Position
Gary Rabin	46	Chief Executive Officer and Chairman of the Board of Directors
Robert P. Lanza M.D.	56	Chief Scientific Officer
Alan C. Shapiro, Ph.D.	66	Member of the Board of Directors
Robert Langer, Sc.D.	63	Member of the Board of Directors
Zohar Loshitzer	56	Member of the Board of Directors
Gregory D. Perry	51	Member of the Board of Directors

Gary Rabin has served as a director since December 2007 and as our Chief Executive Officer and Chairman of the Board since December 2010. Prior to joining ACT as CEO, Mr. Rabin had a twenty three year career in finance that primarily encompassed investment management and capital raising targeting small-cap and emerging growth companies. Until November 2010, he was the Managing Partner of GR Advisors LLC, a long/short hedge fund focused on the media and communications industry. From 2003 until July 2007, he was a Portfolio Manager at MAC Investment Management, LLC ("MAC"), at long/short hedge funds where he focused on communications, healthcare services, energy and special situations. Prior to that, he was Managing Director and Co-Head of the Media and Telecom Investment Banking Group at CIBC World Markets ("CIBC"), where he was responsible for all corporate finance and M&A, financial restructurings, and principal investing activities (both debt and equity) within the sector. Before joining CIBC, Mr. Rabin served in an operating capacity at a broadband services company when he was Chief Strategy Officer of CAIS Internet, Inc. ("CAIS"). At CAIS, he was responsible for raising over $500 million of financing commitments in both the public equity markets and from his relationships at Kohlberg, Kravis Roberts & Co., Qwest Communications, Cisco, Nortel, 3Com and Microsoft. Mr. Rabin has also started and served as Managing Director and Head of the Global Telecom Investment Banking Group at ING Barings Furman Selz, and was a founder of the telecom group at UBS Securities. He began his career in finance in 1987, and concentrated on energy, utilities, and metals until 1993. Throughout his career, Mr. Rabin has been responsible for building and developing businesses. Mr. Rabin earned an AB in Economics from the University of Michigan. Mr. Rabin’s long career as a senior manager in both the investment banking community and as a senior financial executive qualifies him to be a member of the Board of Directors of Advance Cell Technology, Inc.

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

Robert S. Langer, Sc.D. has served as a director since October 2011. Since 2005, he has been an Institute Professor (there are 14 Institute Professors at MIT; being an Institute Professor is the highest honor that can be awarded to a faculty member). Dr. Langer has written approximately 1,120 articles and has nearly 800 issued or pending patents. His many awards include the National Medal of Science, Charles Stark Draper Prize (considered the engineering Nobel Prize), Albany Medical Center Prize (largest US medical prize) and the Lemelson-MIT prize, for being “one of history’s most prolific inventors in medicine.” Langer is one of the very few individuals ever elected to the Institute of Medicine, the National Academy of Engineering, and the National Academy of Sciences. Dr. Langer also serves on the board of directors of Fibrocell Science, Inc. Dr. Langer’s medical and scientific knowledge and experience qualify him to serve as a director of the Company.

Zohar Loshitzer has served as a director since November 2011. He is currently the CEO of Presbia, Inc. As a principal in Los Angeles-based private equity firm Orchard Capital, he has held leadership positions in several of its portfolio companies, including Presbia. Previously, Mr. Loshitzer served as the president, CEO and founder of Universal Telecom Services (UTS), which provides high-quality, competitively priced voice and data telecommunications solutions to emerging markets. Mr. Loshitzer oversaw the company’s operations and its critical relationships with key foreign entities, mainly in the Indochina region. He is one of the founders of J2 Global Communications (NASDAQ: JCOM), and a co-founder and former managing director of Life Alert Emergency Response, Inc., currently serves as a managing director of Orchard Telecom, Inc., and currently serve as a board member of Environmental Solutions Worldwide Inc. Environmental Solutions Worldwide (ESW) is a publicly traded company (OTCBB: ESWW) engaged through its wholly owned subsidiaries in the design and development. The ESW Group of Companies currently manufactures and markets a diverse line of proprietary catalytic emission conversion, control and support products and technologies for the International Transportation, Construction and Utility markets. and has served as a board member to MAI Systems Corporation, an AMEX-listed company. Earlier in his career, Mr. Loshitzer worked in the aerospace industry at the R&D lab of Precision Instruments, a division of IAI (Israel Aircraft Industries).Mr. Loshitzer’s focuses on helping grow companies from startups to global enterprises. Under his leadership, company infrastructures have been dramatically scaled and offerings broadened while maintaining a strong culture of innovation. Mr. Loshitzer holds a degree in Electrical & Electronic Engineering from Ort Syngalowski College in Israel. Mr. Loshitzer’s finance and business management knowledge and experience qualifies him to serve as a director of the Company.

Gregory D. Perry has served as a director since December 2011. He is currently the Executive V.P. and CFO at ImmunoGen which he joined in January 2009 as Senior Vice President and Chief Financial Officer and was promoted to his current position in March 2011. Before joining ImmunoGen, Mr. Perry was CFO of Elixir Pharmaceuticals, Inc., where he was extensively involved in partnering and fundraising activities. Prior to Elixir, he was CFO of Domantis, Ltd., an antibody-related therapeutics company acquired by GlaxoSmithKline in 2006. Previously, Mr. Perry was Senior Vice President of Finance and CFO at Transkaryotic Therapies, Inc. (TKT) until its acquisition by Shire plc. in 2005. Before joining TKT in 2003, Mr. Perry held positions of increasing responsibility during his five years at PerkinElmer, Inc., rising to Senior Vice President, Finance and Business Development, Life Sciences. Prior to PerkinElmer, Mr. Perry spent the early part of his career at General Electric, joining the company’s financial management program in 1982 and departing in 1996 as Vice President and CFO, GE Medical Systems – Europe, after numerous promotions. Mr. Perry’s pharmaceutical industry knowledge and experience qualifies him to serve as a director of the Company.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held one meeting in 2011. All board members were present at the meeting.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met four times during 2011. The Compensation Committee met two times during 2011. The Nominating Committee met one time during 2011.

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

Dr. Shapiro, Mr. Rabin, Mr. Perry and Mr. Loshitzer serve on our Audit Committee. Dr. Shapiro serves as chair of the Audit Committee. The Board of Directors has determined that Dr. Shapiro is an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B. The Board has determined that Dr. Shapiro meets the additional independence requirements of Rule 10A-3 under the Securities Exchange Act of 1934.

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

The members of the Compensation Committee are Dr. Shapiro, Mr. Rabin, Mr. Perry and Mr. Loshitzer.

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

The members of the Nominating Committee are Dr. Shapiro and Mr. Rabin.

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

The Nominating Committee will consider director candidates recommended by stockholders or groups of stockholders who have owned more than 5% of our common stock for at least a year as of the date the recommendation is made. Stockholders may recommend individuals to the Nominating Committee for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials and a statement as to whether the stockholder or group of stockholders making the recommendation has beneficially owned more than 5% of our common stock for at least a year as of the date such recommendation is made, to the Nominating Committee, c/o Corporate Secretary, Advanced Cell Technology, Inc., 33 Locke Drive, Marlboro, Massachusetts. Assuming that appropriate biographical and background material have been provided on a timely basis, the Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its shareholders to combine these roles. Mr. Caldwell served as our Chairman from January 2005 until December 13, 2010. From December 14, 2010 and currently, Gary Rabin serves as our Chairman and Chief Executive Officer. Due to the small size and early stage of the Company, we believe it is currently most effective to have the Chairman and Chief Executive Officer positions combined.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and persons who own more than 10% of the Company's stock (collectively, "Reporting Persons") to file with the SEC initial reports of ownership and changes in ownership of the Company's common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. To the Company's knowledge, based solely on its review of the copies of such reports received or written representations from certain Reporting Persons that no other reports were required, the Company believes that during its fiscal year ended December 31, 2011, all Reporting Persons timely complied with all applicable filing requirements, except that Form 3s were not timely filed for Dr. Langer, Mr. Perry, and Mr. Loshitzer and have since been filed.

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

ITEM 11.  EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

This section describes the compensation program for our executive officers. In particular, this section focuses on our 2011 compensation program and related decisions.

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

The objectives of our compensation program are as follows:

•	Reward performance that drives substantial increases in shareholder value, as evidenced through both future operating profits and increased market price of our common shares; and
•	Attract, hire and retain well-qualified executives.

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

A performance bonus was awarded to Mr. Rabin on April 15, 2011, $207,692 was awarded. A retention bonus was awarded to Mr. Rabin on August 5, 2011, $41,667 was awarded. On July 1, 2011, (1) 10,000,000 restricted shares of common stock (2) a non-qualified option to purchase 10,000,000 shares of common stock with an exercise price per share equal to the fair market value on the date of grant, (3) a non-qualified option to purchase 5,000,000 shares of common stock with a price per share equal to $0.30; and (4) a non-qualified option to purchase 5,000,000 shares of common stock with a price per share equal to $0.45 were granted to Mr. Rabin. Bonuses and options were awarded to Mr. Rabin in accordance with his employment Agreement.

On January 10, 2011, the Company granted Dr. Lanza 1,783,333 with a share price equal to the Company’s stock price as of the closing trading date the Agreement was signed. On July 1, 2011, the Company granted Dr. Lanza (1) 15,000,000 restricted shares of common stock , and (2) a non- qualified option to purchase 15,000,000 shares of common stock with an exercise price equal per share equal to the Company’s stock price as of the close of trading date the Agreement was signed.

Risk Management Considerations

In response to the ongoing global economic recession, in 2011 the compensation committee considered the incentives under our executive compensation program and whether they introduced or encouraged excessive risk taking or other behaviors by our executives that could have a negative impact on our business. The compensation committee determined that our executive compensation program provides an appropriate balance of incentives and that it does not encourage our executives to take excessive risks or otherwise create risks that are reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table summarizes the annual compensation paid to our named executive officers for the three years ended December 31, 2011, 2010, and 2009:

				Stock	Option	All Other
		Salary	Bonus	Awards	Awards	Comp		Total
Name and Principal Position	Year	($)	($)	($)	($)	($)		($)
Gary Rabin	2011	490,000	649,359	1,070,000	1,378,405	-		3,587,764
Chief Executive Officer	2010	18,461	40,000	-	686,896	115,692	(1)	861,049
Principle Financial Officer, and Chairman of the Board of Directors

Robert P. Lanza, M.D.,	2011	407,500	255,000	1,214,504	1,615,904	-		3,492,908
Chief Scientific Officer	2010	375,000	50,000	2,717,298	-	-		3,142,298
	2009	311,250	81,250	-	441,665	1,524	(2)	835,689

William M. Caldwell, IV	2010	586,667	240,000	8,035,254	-	-		8,861,921
Former Chief Executive Officer,	2009	417,500	140,000	-	210,866	1,879	(2)	770,245

Please see the assumptions relating to the valuation of our stock option awards which are contained in Notes to audited Financial Statements included in this 10K.

(1)	This amount represents the amount earned by Mr. Rabin in his capacity as a director for the Company until December 14, 2010.
(2)	This amount represents a life insurance premium paid by the Company for the named executive officer.

Employment Agreements

Employment Agreement with Gary Rabin

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Gary H. Rabin (the “Rabin Agreement”). Pursuant to the Rabin Agreement, the parties agreed as follows:

•	Mr. Rabin will serve as the Company’s chief executive officer and chief financial officer for a term commencing on July 1, 2011 until December 31, 2013 (subject to earlier termination as provided therein).

•	The Company will pay Mr. Rabin a base salary of $500,000 per year, through December 31, 2011, which amount shall increase at the end of each year of the Rabin Agreement, by an amount determined by the board, but by not less than 5% per year.

•	The Company agreed to pay Mr. Rabin a retention bonus of $41,667 within 10 days of execution of the Rabin Agreement.

•	The Company shall pay Mr. Rabin an annual incentive bonus, which will be calculated by reference to the 10-day volume weighted average price of the Company’s common stock, as set forth therein.

•	The Company shall pay Mr. Rabin a performance bonus in amount (not less than $100,000 per year) to be determined by the Compensation Committee of the Board of Directors.

•	The Company agreed to issue to Mr. Rabin, upon execution of the Rabin Agreement, (i) 10,000,000 shares of common stock, (ii) an option to purchase 10,000,000 shares of common stock with an exercise price equal to fair market value on the date of grant, (iii) an option to purchase 5,000,000 shares of common stock with an exercise price of $0.30, and (iv) an option to purchase 5,000,000 shares of common stock with an exercise price of $0.45. The options will vest, and the shares will no longer be subject to the Company’s right to repurchase for aggregate consideration of $1.00, in equal installments on the last day of each calendar quarter commencing on July 1, 2011 and ending on December 31, 2013.

•	If Mr. Rabin’s employment under the Rabin Agreement were to be terminated by the Company without cause (as defined therein), the Company will pay Mr. Rabin (in addition to unpaid base salary, performance bonus and incentive bonus to the date of termination), a lump sum equal to the aggregate installments of base salary in effect on the date of termination and otherwise payable in respect of the period commencing on the date immediately subsequent to the date of termination and ending on the earlier to occur of the first anniversary of such date and December 31, 2013.

Employment Agreement with Robert P. Lanza, M.D.

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Robert Lanza (the “Lanza Agreement”). Pursuant to the Lanza Agreement, the parties agreed as follows:

•	Dr. Lanza will continue serve as the Company’s chief scientific officer for a term commencing on July 1, 2011 until September 30, 2013 (subject to earlier termination as provided therein, and extension by mutual written agreement).

•	The Company will pay Dr. Lanza a base salary of $440,000 per year, which amount shall increase at the end of each year of the Lanza Agreement, by an amount determined by the board, but by not less than 5% per year. The Company may also pay Dr. Lanza annual bonuses in in the Company’s sole discretion.

•	The Company agreed to issue to Dr. Lanza, upon execution of the Lanza Agreement, (i) 15,000,000 shares of common stock (of which 6,000,000 shares will vest on the date of grant, with the balance of 9,000,000 shares vesting in equal installments on the last day of each month commencing on January 31, 2012 and ending on September 30, 2013), (ii) an option to purchase 15,000,000 shares of common stock with an exercise price equal to the closing price on the date of execution (of which 6,000,000 options will vest on the date of grant, with the balance of 9,000,000 options vesting in equal installments on the last day of each month commencing on January 31, 2012 and ending on September 30, 2013).

•	If Dr. Lanza’s employment under the Lanza Agreement were to be terminated by the Company without cause (as defined therein), the Company will pay Dr. Lanza severance equal to one year base salary.

Stock Option Grants Under Our Stock Option Plans

On July 1, 2011, (1) 10,000,000 restricted shares of common stock (2) a non-qualified option to purchase 10,000,000 shares of common stock with an exercise price per share equal to the fair market value on the date of grant, (3) a non-qualified option to purchase 5,000,000 shares of common stock with a price per share equal to $0.30; and (4) a non-qualified option to purchase 5,000,000 shares of common stock with a price per share equal to $0.45 were granted to Mr. Rabin. Bonuses and options were awarded to Mr. Rabin in accordance with his employment Agreement. Shares granted were under the 2005 stock option plan.

On January 10, 2011, the Company granted Dr. Lanza 1,783,333 with a share price equal to the Company’s stock price as of the closing trading date the Agreement was signed. On July 1, 2011, the Company granted Dr. Lanza (1) 15,000,000 restricted shares of common stock , and (2) a non- qualified option to purchase 15,000,000 shares of common stock with an exercise price equal per share equal to the Company’s stock price as of the close of trading date the Agreement was signed. Shares granted were under the 2005 stock option plan.

Outstanding Equity Awards at December 31, 2011

	Option Awards					Stock Awards
						Number		Market
	Number of		Number of			of shares		value of
	Securities		Securities			or units		shares or
	Underlying		Underlying	Option	Option	of stock		units of stock
	Unexercised		Unexercised	Exercise	Expiration	that have		that have
	Options (#)		Options (#)	Price	Date	not vested		not vested
Name	Exercisable		Unexercisable	($)	($)	#		$
Gary Rabin	5,000,000	(1)	-	0.140	12/29/2020	8,000,000	(9)	640,000
Chief Executive Officer	2,000,000	(2)	8,000,000	0.185	7/1/2021
and Chairman	1,000,000	(2)	4,000,000	0.30	7/1/2021
	1,000,000	(2)	4,000,000	0.45	7/1/2021

Robert P. Lanza, M.D.,
Chief Scientific Officer	500,000	(3)	-	0.85	1/31/2015	9,000,000	(10)	720,000
	250,000	(4)	-	2.20	9/15/2015
	4,000,000	(5)	-	0.21	2/7/2018
	5,350,000	(6)	-	0.098	11/13/2019
	1,713,956	(7)	69,377	0.20	1/10/2021
	6,000,000	(8)	9,000,000	0.157	8/8/2021

(1)	These options held by Mr. Rabin vested in full as of July 1, 2011.

(2)	These options held by Mr. Rabin vest in equal installment on the last day of each calendar quarter commencing on July 1, 2011 and ending December 31, 2013.

(3)	These options held by Dr. Lanza vested in full as of January 31, 2009.

(4)	These options held by Dr. Lanza vested in full as of December 31, 2006.

(5)	These options held by Dr. Lanza vested in full as of February 7, 2010.

(6)	These options held by Dr. Lanza vested in full as of November 13, 2010.

(7)	These options held by Dr. Lanza originally vested evenly over three years but vesting was accelerated when Dr. Lanza signed a new employment agreement in 2011. Under the new vesting schedule the options will be fully vested as of March 31, 2012.

(8)	These options held by Dr. Lanza vest as follows: 6,000,000 vest immediately with remaining 9,000,000 vesting in 21 equal installments on the last day of each month beginning on January 31, 2012 and ending on September 30, 2013.

(9)	These shares were granted to Mr. Rabin under his employment contract and vest on the last day of each calendar quarter through December 31, 2013. The value is based on the closing market price of $0.08.

(10)	These shares were granted to Mr. Lanza under his employment contract and vest on the last day of each calendar quarter through September 30, 2013. The value is based on the closing market price of $0.08.

Pension Benefits

We do not have any plan which provides for payments or other benefits at, following, or in connection with retirement.

Non-qualified Deferred Compensation

We do not have any defined contribution or other plan which provides for the deferral of compensation on a basis that is not tax-qualified.

DIRECTOR COMPENSATION

		Fees Earned	Stock	Option	All Other
		or Paid in Cash	Awards	Awards	Comp	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)
Alan C. Shapiro, Ph.D.	2011	63,625	108,000	89,360	-	260,985

Robert Langer, Sc.D.	2011	32,000	210,925	124,417	-	367,342

Zohar Loshitzer	2011	12,000	22,000	9,385	-	43,385

Gregory D. Perry	2011	12,000	14,167	3,905	-	30,072

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

 Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of February 7, 2012. On such date, 2,029,049,544 shares of common stock were outstanding.

Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our common stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of February 7, 2012.  We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

The following table sets forth information regarding beneficial ownership of our capital stock as of February 7, 2012 by:

•	5% or greater stockholders;
•	Each of our directors and named executive officers; and
•	All of our directors and executive officers, as a group.

	Number of
	Shares
	Beneficially
Name and Address(1) of Beneficial Owner	Owned		Percentage
5% or Greater Stockholders
None
Directors and Named Executive Officers
Gary Rabin	30,822,130	(2)	1.51%
Robert P. Lanza, M.D.	46,412,336	(3)	2.27%
Alan C. Shapiro, Ph.D.	23,164,785	(4)	1.14%
Robert Langer, Sc.D.	2,016,667	(5)	*
Zohar Loshitzer	266,666	(6)	*
Gregory D. Perry	183,334	(7)	*
Directors and Executive Officers as a Group ( 6 Persons)	102,865,918		5.04%

(1)    Unless otherwise indicated, the address of the beneficial owner is 33 Locke Drive, Marlboro, Massachusetts  01752.

(2)	Includes (i) indirect ownership of 3,734,700 shares representing 33% of the shares that PDPI, LLC was issued on January 31, 2012 as part of the global settlement with former and current debenture and warrant holders for which Mr. Rabin disclaims beneficial ownership, (ii) 11,000,000 subject to stock options that are currently exercisable or exercisable within 60 days of February 7, 2012.

(3)	Includes 19,169,047 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 7, 2012.

(4)	Includes (i) 22,564,785 shares subject to convertible debentures, board fees, common stock grant held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, (ii) 600,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 7, 2012.

(5)	Includes 791,677 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 7, 2012.

(6)	Includes 83,333 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 7, 2012.

(7)	Includes 41,667 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 7, 2012.

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company's common stock is authorized for issuance as of the fiscal year ended December 31, 2011

EQUITY COMPENSATION PLAN INFORMATION

Number of
securities
remaining
available
	Number of			for issuance
	securities			under
	to be issued		Weighted	equity
	upon		average	compensation
	exercise of		exercise price of	plans
	outstanding		outstanding	(excluding
	options,		options,	securities
	warrants and		warrants and	reflected
Plan Category	rights		rights	in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	91,800,285	(1)	$0.23	156,149,383	(2)
Equity compensation plans not approved by security holders	5,873,511	(3)	$0.34	-
Total	97,673,796			156,149,383

1)	Awards for 2,492,000 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan I ("2004 Plan 1"), 1,301,161 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan II ("2004 Plan 2" and together with the 2004 Plan I, the "2004 ACT Plans"), and 95,169,650 options have been issued under the 2005 Stock Plan.

2)	This number included 308,000 shares available under the 2004 Plan I, 0 shares available under the 2004 Plan II and 155,841,383 shares available under the 2005 Stock Plan.

3)	The number reflects the aggregate number of shares underlying compensatory warrants that have been issued and continue to be outstanding as of December 31, 2011. Each warrant was part of a separate equity compensation arrangement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

None of the following parties has, during the year ended December 31, 2011, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

·	Any of our directors or officers,

·	Any person proposed as a nominee for election as a director,

·	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of common stock,

·	Any of our promoters, and

·	Any relative or spouse of any of the foregoing persons who has the same house as such person.

Board Determination of Independence

The Company complies with the standards of "independence" prescribed by rules set forth by the National Association of Securities Dealers ("NASD"). Accordingly, a director will only qualify as an "independent director" if, in the opinion of our Board of Directors, that person does not have a material relationship with our company which would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. A director who is, or at any time during the past three years, was employed by the Company or by any parent or subsidiary of the Company, shall not be considered independent. Accordingly, Dr. Alan Shapiro, Mr. Robert Langer, Mr. Zohar Loshitzer and Mr. Gregory Perry meet the definition of "independent director" under Rule 4200(A)(15) of the NASD Manual; Mr. Rabin does not.

Item 14. Principal Accounting Fees and Services

The following table summarizes the fees of our current independent registered public accounting firm, SingerLewak LLP, billed to us for each of the last three fiscal years for audit services and billed to us in each of the last three years for other services:

Fee Category	2011	2010	2009
Audit Fees	$231,000	$215,000	$213,859
Audit Related Fees	$36,500	$33,102	$12,000
Tax Fees	$-	$-	$-
All Other Fees	$-	$-	$-

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company's annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2011, 2010 and 2009.

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

(b)

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit Number	Description
2.1	Agreement and Plan of Merger between the Compny, A.C.T. Acquisition Corp. and ACT, dated as of January 3, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2005 (File No. 000-50295) and incorporated by reference herein).

2.2	Agreement and Plan of Merger between Advanced Cell Technology, Inc., a Nevada corporation, and Advanced Cell Technology, Inc., a Delaware corporation, dated as of November 18, 2005 (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).

2.2	Agreement and Plan of Merger between Advanced Cell Technology, Inc., a Delaware corporation, and ACT, dated as of November 18, 2005 (previously filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).

3.1	Certificate of Incorporation of the Company (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).

3.1.1	Certificate of Amendment to Articles of Incorporation dated April 1, 2004 (previously filed as Exhibit 3.1.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

3.1.2	Certificate of Amendment to Articles of Incorporation dated December 30, 2004 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on January 4, 2005 (File No. 000-50295) and incorporated by reference herein).

3.1.3	Certificate of Amendment to Articles of Incorporation dated June 23, 2005 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on June 22, 2005 (File No. 000-50295) and incorporated by reference herein).

3.1.4	Certificate of Amendment to Articles of Incorporation dated July 6, 2005 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on July 7, 2005 (File No. 000-50295) and incorporated by reference herein).

3.15	Certificate of Amendment to Certificate of Incorporation dated September 15, 2009 (previously filed as Exhibit 3.15 to S-1 filed November 18, 2009 and herein incorporated by reference).

3.16	Certificate of Designation of Series B Preferred Stock 2005 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 12, 2009 (File No. 000-50295) and incorporated by reference herein).

3.17	Certificate of Designation of Series C Preferred Stock (previously filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

3.18	Certificate of Amendment to Certificate of Incorporation (previously filed as exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 24, 2012 and incorporated herein by reference).

3.2	Bylaws of the Company (previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).

3.2.1	Amendment to Bylaws of the Company (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on December 29, 2004 (File No. 000-50295) and incorporated by reference herein).

4.1	Specimen Stock Certificate (previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 (File No. 000-50295) and incorporated by reference herein).

4.2	Form of $0.05 Warrant to Purchase Common Stock of ACT. ACT issued warrants in this form for the purchase of an aggregate of 900,000 shares, including a warrant to purchase 250,000 shares of ACT common stock to Andwell, LLC, an entity affiliated with William Caldwell, IV, the Chief Executive Officer and a director of the Company (previously filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.3	Form of $0.25 Warrant to Purchase Common Stock of ACT. ACT issued warrants in this form for the purchase of an aggregate of 1,954,000 shares, including (i) a warrant to purchase 236,000 shares of ACT common stock to Andwell, LLC, an entity affiliated with William Caldwell, IV, the Chief Executive Officer and a director of the Company, (ii) a warrant to purchase 75,000 shares of ACT common stock to Rocket Ventures, an entity affiliated with Jonathan Atzen, a Senior Vice President and the General Counsel of the Company (previously filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.4	$0.25 Warrant to Purchase Common Stock of the Company issued to Gunnar Engstrom (previously filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.5	Form of $0.85 Warrant to Purchase Common Stock of ACT (previously filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.6	Form of $1.27 Warrant to Purchase Common Stock of ACT (previously filed as Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.7	Form of $2.00 Warrant to Purchase Common Stock of ACT (previously filed as Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.8	Form of Subscription Agreement to Purchase Series A Convertible Preferred Units of ACT (previously filed as Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.9	Form of Share Purchase Agreement to purchase common stock of Two Moons Kachinas Corp. ("TMOO"), the predecessor to the Company (previously filed as Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.10	Form of Lock-Up Agreement entered into by certain sellers of TMOO common stock (previously filed as Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.11	Form of Lock-Up Agreement entered into by certain buyers of TMOO common stock (previously filed as Exhibit 4.11 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

4.12	Investor's Rights Agreement between ACT and Avian Farms, Inc. dated December 31, 1998 (previously filed as Exhibit 4.12 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

9.1	Form of Voting Agreement for shares of common stock of ACT held by certain parties effective as of January 31, 2005 (previously filed as Exhibit 9.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000- 50295) and incorporated by reference herein).

10.1	Exclusive Development and License Agreement between GTC Biotherapeutics (f/k/a as Genzyme Transgenics Corporation) and ACT dated June 8, 1999 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000- 50295) and incorporated by reference herein).

10.2	Exclusive License Agreement dated April 16, 1996 between the University of Massachusetts and ACT as amended on September 1, 1997, May 31, 2000 and September 19, 2002 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.3	Materials and Research Data License Agreement dated January 26, 2001 between Wake Forest University and ACT (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.3.1	July 1, 2002 Assignment to Wake Forest University Health Sciences (previously filed as Exhibit 10.3.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.4	Exclusive License Agreement dated February 1, 2002 between the University of Massachusetts and ACT (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.5	Non-Exclusive Sublicense Agreement between ACT and Infigen, Inc. dated August 1, 2003 (previously filed as Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.6	Non-Exclusive License Agreements, dated January 1, 2001 between ACT and PPL Therapeutics (Scotland) Limited (previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.7	Nonexclusive License Agreement dated May 1, 2001 between ACT and Immerge BioTherapeutics, Inc. (previously filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.8	Nonexclusive License and Sponsored Research Agreement dated June 29, 2001 between ACT and Charles River Laboratories, Inc. (previously filed as Exhibit 10.8 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.9	Non-Exclusive Sublicense Agreement between Cyagra, Inc., ACT, ACT Group and Goyaike, S.A. dated November 20, 2001 (previously filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.10	Exclusive Sublicense Agreement between ACT, ACT Group and Cyagra, Inc. dated June 28, 2002 (previously filed as Exhibit 10.10 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.11	Non-Exclusive License Agreement dated November 8, 2002 between ACT and Merial Limited (previously filed as Exhibit 10.11 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.12	Non-Exclusive Sublicense Agreement between ACT and Infigen, Inc. dated August 1, 2003 (previously filed as Exhibit 10.12 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.13	Exclusive License Agreement dated October 22, 2003 between ACT and Exeter Life Sciences, Inc. (previously filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.13.1	Letter of Intent between ELS and ACT dated March 16, 2003 (previously filed as Exhibit 10.13.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.13.2	Sponsored Research Agreement (previously filed as Exhibit 10.13.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.14	Non-Exclusive License Agreement dated January 4, 2002 between ACT and Genetic Savings & Clone (previously filed as Exhibit 10.14 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.15	Non-Exclusive License Agreement dated February 3, 2004 between ACT and Pureline Genetics (previously filed as Exhibit 10.15 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.16	Non-Exclusive License Agreement dated February 3, 2004 between ACT and First Degree Genetics (previously filed as Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.17	Non-Exclusive License Agreement dated February 3, 2004 between ACT and One Degree Genetics (previously filed as Exhibit 10.17 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.18	Option to License Intellectual Property dated December 31, 2003 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.18 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.18.1	First Amendment to Option to License Intellectual Property dated February 13, 2004 (previously filed as Exhibit 10.18.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.19	Exclusive License Agreement (Infigen IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.19.1	First Amendment to Exclusive License Agreement (Infigen IP) dated August 25, 2005.

10.20	Exclusive License Agreement (UMass IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.20.1	First Amendment to Exclusive License Agreement (UMass IP) dated August 25, 2005, previously filed and incorporated by reference herein.

10.21	Exclusive License Agreement (ACT IP) dated May 14, 2004 between ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.21.1	First Amendment to Exclusive License Agreement (ACT IP) dated August 25, 2005, previously filed and incorporated by reference herein.

10.22	Agreement to Amend ACT/CELLCO License Agreements dated September 7, 2004 ACT and PacGen Cellco, LLC (previously filed as Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.23	Indemnification Agreement of David Merrell to certain buyers of TMOO common stock dated December 31, 2004 (previously filed as Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.24	Convertible Promissory Note to ACT Group, Inc. dated July 12, 2002 in the amount of $1,000,000 (previously filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.25	Promissory Note issued by ACT to Pierce Atwood LLP dated January 2005 in the amount of $150,000 (previously filed as Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.26	Promissory Note issued by ACT to Pierce Atwood dated July 1, 2003 in the amount of $339,000 (previously filed as Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.27	Promissory Note issued by ACT to Rothwell, Figg, Ernst & Manbeck, P.C. dated July 8, 2003 in the amount of $272,108 (previously filed as Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.28	Forbearance and Stock Purchase Agreement Among Avian Farms, Inc., ACT Group, Inc., ACT and Cima Biotechnology, Inc., dated July 16, 1999, as amended December 23, 1999 (previously filed as Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.29	Securityholders' Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. dated November 20, 2001 (previously filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.30.1	Securityholders' Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. dated July 1, 2002 (previously filed as Exhibit 10.30.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.30.2	Collaboration Agreement and Technology License (previously filed as Exhibit 10.30.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.30.3	Separation Agreement among ACT, ACT Group, Cyagra, Inc. and Goyaike S.A. (previously filed as Exhibit 10.30.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.31	Membership Interest Exchange and Asset Sale Agreement dated May 31, 2000, by and among ACT and Hematech, LLC, et al. (previously filed as Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.31.1	Buyout Option Agreement dated May 31, 2000 between Hematech, LLC and ACT (previously filed as Exhibit 10.31.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.32	Space Sublease Agreement dated November, 2004, between BioReliance and ACT, for 381 Plantation Street, Worcester, MA 01605 (previously filed as Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.33	Advanced Cell Technology, Inc. 2004 Stock Option Plan. Pursuant to this option plan, ACT issued options to purchase an aggregate 2,604,000 shares, including (i) options to purchase 1,500,000 shares of ACT common stock to Michael West, the Chairman of the Board of Directors and the Chief Scientific Officer of the Company, and (ii) options to purchase 750,000 shares of ACT common stock to Robert Lanza, the Vice President of Medical and Scientific Development of the Company (previously filed as Exhibit 10.33 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000- 50295) and incorporated by reference herein).

10.34	Advanced Cell Technology, Inc. 2004 Stock Option Plan II. Pursuant to this option plan, ACT issued options to purchase an aggregate 1,301,161 shares, including (i) options to purchase 651,161 shares of ACT common stock to William Caldwell, IV, the Chief Executive Officer and a director of the Company, and (ii) options to purchase 240,000 shares of ACT common stock to Robert Peabody, a director of the Company (previously filed as Exhibit 10.34 to the Registrant's Quarterly Report on Form 10- QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.35	A.C.T. Holdings, Inc. 2005 Stock Option Plan (previously filed as Appendix A to the Registrant's preliminary proxy statement on Form PRE-14A filed on May 10, 2005 (File No. 000-50295) and incorporated by reference herein).

10.36	Form of Incentive Stock Option Agreement (previously filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.37	Form of Nonqualified Stock Option Agreement (previously filed as Exhibit 10.37 to the Registrant's Quarterly Report on Form 10- QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.38	Employment Agreement between ACT and William M. Caldwell, IV dated December 31, 2004 (previously filed as Exhibit 10.38 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.39	Employment Agreement between ACT and Michael D. West dated December 31, 2004 (previously filed as Exhibit 10.39 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.39.1	Amendment No. 1 to Employment Agreement between ACT and Michael D. West dated August 1, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 5, 2005 (File No. 000-50295) and incorporated by reference herein).

10.40	Employment Agreement between ACT and Robert Lanza dated February 1, 2005 (previously filed as Exhibit 10.40 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.41	Employment Agreement between the Registrant, ACT and James G. Stewart dated March 13, 2005 (previously filed as Exhibit 10.41 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.41.1	Amendment to Employment Agreement between the Registrant and James G. Stewart dated September 16, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 22, 2005 (File No. 000-50295) and incorporated by reference herein).

10.42	Employment Agreement between ACT and Robert Peabody dated February 9, 2005 (previously filed as Exhibit 10.42 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.43	Employment Agreement between ACT and Jonathan Atzen dated April 1, 2005 (previously filed as Exhibit 10.43 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.44	Employment Agreement between ACT and Irina Klimanskaya dated October 1, 2003 (previously filed as Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.45	Employment Agreement between ACT and Sadhana Agarwal dated April 1, 2004 (previously filed as Exhibit 10.45 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.46	Employment Agreement between ACT and James Murai dated February 17, 2005 (previously filed as Exhibit 10.46 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.47	Employment Agreement between ACT and David Larocca dated February 9, 2005 (previously filed as Exhibit 10.47 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.48	Consulting Agreement between ACT and William M. Caldwell, IV dated October 1, 2004 (previously filed as Exhibit 10.48 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.49	Consulting Agreement between ACT and Jonathan Atzen dated January 14, 2005 (previously filed as Exhibit 10.49 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.50	Consulting Agreement between ACT and Stephen Price dated December 31, 2004 (previously filed as Exhibit 10.50 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.50.1	Consulting Agreement between ACT and Stephen Price dated April 28, 2005 (previously filed as Exhibit 10.50.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.51	Consulting Agreement between ACT and Chad Griffin dated April 1, 2005 (previously filed as Exhibit 10.51 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.52	Consulting Agreement between ACT and James Stewart dated January 14, 2005 (previously filed as Exhibit 10.52 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.53	Settlement Agreement between ACT and Gunnar Engstrom dated January 28, 2005 (previously filed as Exhibit 10.53 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.54	Confidentiality and Nondisclosure Agreement dated February 3, 1999 between ACT and Robert Lanza, M.D. (previously filed as Exhibit 10.54 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.55	Consulting Agreement dated September 29, 1997 between ACT and Dr. James Robl (previously filed as Exhibit 10.55 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.56	Consulting Agreement dated January 23, 1998 between ACT and Dr. James Robl (previously filed as Exhibit 10.56 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.57	Final Settlement Agreement dated August 6, 1999 between Infigen, Inc., ACT and Steven Stice (previously filed as Exhibit 10.57 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.58	Letter Agreement dated April 20, 2000 between ACT and Dr. Steven L. Stice (previously filed as Exhibit 10.58 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.59	Master Laboratory Services Agreement dated as of January 4, 2001 between White Eagle Laboratories, Inc. and ACT (previously filed as Exhibit 10.59 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.60	Master Study Agreement dated as of December 4, 2000 between Biomedical Research Models, Inc. and ACT (previously filed as Exhibit 10.60 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.61	Agreement Relating to the Transfer of Biological Materials dated as of February 3, 2000 between Wake Forest University and ACT (previously filed as Exhibit 10.61 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.62	Materials Transfer Agreement dated February 16, 2000 between ACT, B.C. Cancer Agency and Dr. Peter Lansdorp (previously filed as Exhibit 10.62 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.63	Materials Transfer Agreement dated January 19, 2000 between ACT, IPK and Anna Wobus (previously filed as Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.64	Materials Transfer Agreement dated February 23, 2000 between ACT, Philip Damiani and Carlos T. Moraes (previously filed as Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.65	Material Transfer Agreement dated January 6, 1997 between ACT, University of Massachusetts, University of Colorado and Curtis R. Freed (previously filed as Exhibit 10.65 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000- 50295) and incorporated by reference herein).

10.66	Material Transfer Agreement dated March 20, 2000 between ACT, Charlotte Farin and Peter Farin (previously filed as Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.67	Sponsored Research Agreement dated as of May 15, 2000 between Carl H. Lindner, Jr. Family Center for Research of Endangered Wildlife (CREW) and ACT (previously filed as Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.68	Sponsored Research Agreement dated as of August 9, 2000 between Cornell University and ACT (previously filed as Exhibit 10.68 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.69	Sponsored Research Agreement dated as of December 1, 1999 between ACT and the University of Massachusetts Amherst (previously filed as Exhibit 10.69 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.69.1	Amendment No. 1 to Agreement dated December 1, 1999 (previously filed as Exhibit 10.69.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.70	Sponsored Research Agreement dated August 1, 1999 between ACT and UMass (D. Good) (previously filed as Exhibit 10.70 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.71	Term Sheet for Non-Exclusive License Agreement dated as of December 23, 2000 between Immerge BioTherapeutics, Inc. and ACT, as amended by First Amendment to Term Sheet dated March 14, 2001 (previously filed as Exhibit 10.71 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.72	Withdrawal, Termination, Assignment and Assumption Agreement dated March 14, 2001 by and among ACT, BioTransplant, Inc., Immerge BioTherapeutics, Inc. and Infigen, Inc. (previously filed as Exhibit 10.72 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.73	Consulting Agreement between ACT and Karen Chapman dated January 15, 2005 (previously filed as Exhibit 10.73 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 (File No. 000-50295) and incorporated by reference herein).

10.74	Research Collaboration Agreement between ACT and The Burnham Institute dated May 23, 2005 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed on August 15, 2005 (File No. 000-50295) and incorporated by reference herein).

10.75	Securities Purchase Agreement dated September 15, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.76	Registration Rights Agreement dated September 15, 2005 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.77	Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.78	Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.79	Form of Lock-up Agreement (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.80	Settlement Agreement dated September 14, 2005 (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.81	Form of Convertible Promissory Note (Unsecured) (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8- K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.82	Form of Warrant to Purchase Securities (previously filed as Exhibit 10.8 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.83	Agreement between Advanced Cell Technology, Inc., Advanced Cell, Inc. and A.C.T. Group, Inc. dated September 15, 2005 (previously filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 (File No. 000-50295) and incorporated by reference herein).

10.84	Agreement between Capital Financial Media, LLC and Advanced Cell Technology, Inc., dated February 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 15, 2006 (File No. 000-50295) and incorporated by reference herein).

10.85	Sublease Agreement between Avigen, Inc. and Advanced Cell Technology, Inc., dated November 29, 2005. (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 15, 2006 (File No. 000-50295) and incorporated by reference herein).

10.86	Exclusive Sublicense Agreement between Advanced Cell Technology, Inc. and TranXenoGen, Inc., dated March 29, 2006 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 15, 2006 (File No. 000-50295) and incorporated by reference herein).

10.87	Non-Exclusive License Agreement between Kirin Beer Kabushiki Kaisha, Aurox, LLC, Hematech, LLC, and Kirin SD, Inc., and Advanced Cell Technology, Inc., dated May 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-QSB filed on August 11, 2006 (File No. 000-50295) and incorporated by reference herein).

10.88	Exclusive License Agreement between Kirin Beer Kabushiki Kaisha, Aurox, LLC, Hematech, LLC, and Kirin SD, Inc., and Advanced Cell Technology, Inc., dated May 9, 2006 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed on August 11, 2006 (File No. 000-50295) and incorporated by reference herein).

10.89	Purchase Agreement between Kirin SD, Inc. and Advanced Cell Technology, Inc., dated May 9, 2006(previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB filed on August 11, 2006 (File No. 000-50295) and incorporated by reference herein).

10.90	Consulting Agreement between Advanced Cell Technology, Inc. and James G. Stewart, dated August 17, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on August 18, 2006 (File No. 000-50295) and incorporated by reference herein).

10.91	Securities Purchase Agreement dated August 30, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.92	Registration Rights Agreement dated September 15, 2005 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.93	Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.94	Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.95	Form of Lock-up Agreement (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 8, 2006 (File No. 000-50295) and incorporated by reference herein).

10.96	Amendment No. 1, dated as of January 11, 2007, to the Securities Purchase Agreement, dated August 30, 2006, the Amortizing Convertible Debenture, dated September 6, 2006, and the Registration Rights Agreement, dated August 30, 2006 (previously filed as Exhibit 10.97 to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2007 (File No. 333-140265) and incorporated by reference herein).

10.97	Amendment No. 1, dated as of January 11, 2007, to the Securities Purchase Agreement, the Amortizing Convertible Debenture, and the Registration Rights Agreement, each dated August 30, 2006 (previously filed as Exhibit 10.97 to the Registrant's Registration Statement on Form SB-2 filed on January 26, 2007 (File No. 333-140265) and incorporated by reference herein).

10.98	Patent Assignment Agreement between Advanced Cell Technology, Inc. and Infigen, Inc., dated February 5, 2007 (previously filed as Exhibit 10.98 to the Registrant's Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).

10.99	Employment Agreement between Advanced Cell Technology, Inc. and Pedro Huertas, M.D., Ph.D., dated February 5, 2007 (previously filed as Exhibit 10.99 to the Registrant's Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).

10.100	Research Services Agreement between Advanced Cell Technology, Inc. and Oregon Health & Science University, dated February 5, 2007 (previously filed as Exhibit 10.100 to the Registrant's Post-Effective Amendment No. 3 to its Registration Statement on Form SB-2 filed on March 28, 2007 and incorporated by reference herein).

10.101	Agreement and Plan of Merger by and among Advanced Cell technology, Inc., ACT Acquisition Sub, Inc., Mytogen, Inc. and certain shareholders of Mytogen, Inc., dated as of July 31, 2007 (previously filed as exhibit 10.101 to the Amendment No. 1 to the Registrant’s 10-KSB for the year ended December 31, 2007 filed with the SEC on June 30, 2008 and incorporated by reference herein).

10.102	Escrow Agreement by and among Advanced Cell Technology, Inc. and certain former shareholders of Mytogen, Inc., dated as of September 20, 2007 (previously filed as exhibit 10.102 to the Amendment No. 1 to the Registrant’s 10-KSB for the year ended December 31, 2007 filed with the SEC on June 30, 2008 and incorporated by reference herein)

10.103	Securities Purchase Agreement dated August 31, 2007 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).

10.104	Registration Rights Agreement dated August 31, 2007 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).

10.105	Form of Common Stock Purchase Warrant (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).

10.106	Form of Amortizing Convertible Debenture (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).

10.107	Form of Security Agreement dated August 31, 2007 (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).

10.108	Form of Subsidiary Guaranty dated August 31, 2007 (previously filed as Exhibit 10.6 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).

10.109	Form of Lock-up Agreement (previously filed as Exhibit 10.7 to the Registrant's Current Report on Form 8-K filed on September 7, 2007 (File No. 000-50295) and incorporated by reference herein).

10.110	Amended and Restated Consulting Agreement, dated as of September 19, 2007 by and between Advanced Cell Technology, Inc., through its wholly owned subsidiary Mytogen, Inc., and Dib, LLC. (previously filed as Exhibit 10.110 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 and incorporated by reference herein).

10.111	Employment Agreement, dated as of September 20, 2007, by and between Advanced Cell technology, Inc., and Jonathan Dinsmore. (previously filed as Exhibit 10.111 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 and incorporated by reference herein).

10.112	Nomination Agreement, dated September 20, 2007, by and between Advanced Cell Technology, Inc. and Anthem Ventures Fund, LP. (previously filed as Exhibit 10.112 to the Registrant's Registration Statement on Form SB-2 filed on October 1, 2007 and incorporated by reference herein).

10.113	Securities Purchase Agreement dated March 31, 2008, by and among the Company and the investors party thereto (previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference).

10.114	Security Agreement dated March 31, 2008, by and among the Company and the investors party thereto (previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference).

10.115	Form of Common Stock Purchase Warrant issued in connection with March 31, 2008 Securities Purchase Agreement (previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference).

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

10.142	Settlement Agreement and Mutual Release between the Company and Bristol Investment Fund, Ltd and Bristol Capital, LLC (previously filed as exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference).

10.143	Form of Warrant for Series C Preferred transaction (previously filed as exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.144	Form of Initial Warrant for Series C Preferred transaction (previously filed as exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.145	Securities Purchase Agreement, dated as of December 30, 2010, by and among Advanced Cell Technology, Inc. and Socius CG II Ltd. (previously filed as exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.146	Letter Agreement, dated December 30, 2010, by and among Advanced Cell Technology, Inc. and Optimus CG II, Ltd. (previously filed as exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference).

10.147	Employment Agreement, dated December 14, 2010, between the Company and Gary Rabin ( filed as exhibit 10.147 to 10-K filed March 17, 2011 and incorporated herein by reference).

10.148	Settlement Agreement and Mutual Release between the Company and Transition Holdings, Ltd. dated February 9, 2011 ( filed as exhibit 10.148 to 10-K filed March 17, 2011 and incorporated herein by reference).

10.149	Settlement Agreement and Mutual Release between the Company and Gemini Master Fund, Ltd. dated February 11, 2011 ( filed as exhibit 10.149 to 10-K filed March 17, 2011 and incorporated herein by reference).

10.150	Settlement Agreement and Mutual Release between the Company and Midsummer Investment, Ltd. and Midsummer Small Cap Master, Ltd. (previously filed as Exhibit 10.150 to the Registrant’s Current Report on Form 8-K filed on August 17, 2011 and incorporated herein by reference).

10.151	Amended and Restated Employment Agreement, dated July 1, 2011, by and between the Company and Robert P. Lanza (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2011 and incorporated herein by reference).

10.152	Amended and Restated Employment Agreement, dated July 1, 2011, by and between the Company and Gary H. Rabin (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 17, 2011 and incorporated herein by reference).

10.153	Settlement Agreement and Mutual Release Form used between the Company and several counter parties (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on December 12, 2011 and incorporated herein by reference).

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

Dated: March 1, 2012	By:	/s/ Gary Rabin
Gary Rabin
Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary Rabin	March 1, 2012
Gary Rabin
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer

/s/ Robert Langer	March 1, 2012
Robert Langer
Director

/s/ Alan Shapiro	March 1, 2012
Alan Shapiro
Director

/s/ Gregory D. Perry	March 1, 2012
Gregory D. Perry
Director

/s/ Zohar Loshitzer	March 1, 2012
Zohar Loshitzer
Director

