Form 10-Q
period 2012-03-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2012-05-08
CIK 1140098

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 27, 2012:
Common Stock, $0.001 par value per share	2,073,932,016 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION
Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 AND DECEMBER 31, 2011

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$10,778,045	$13,103,007
Deferred royalty fees, current portion	62,435	62,435
Prepaid expenses	199,262	241,248
Total current assets	11,039,742	13,406,690

Property and equipment, net	151,857	154,771
Deferred royalty fees, less current portion	217,043	232,652
Deposits	14,766	14,766
Deferred costs, net of amortization of $5,555,449 and $4,854,556, respectively	1,175,554	1,376,447

TOTAL ASSETS	$12,598,962	$15,185,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,872,248	$2,128,562
Accrued expenses	1,827,655	2,538,545
Accrued settlement	-	34,155,552
Convertible promissory notes, net of discounts of $126,515	161,270	-
Loss contingency accrual	15,474,595	16,704,169
Deferred revenue, current portion	217,333	222,739
Total current liabilities	19,553,101	55,749,567

Convertible promissory notes, net of discounts of $158,142	-	129,643
Embedded conversion option liabilities	228,435	253,530
Warrant and option derivative liabilities	1,866,913	1,671,047
Deferred revenue, less current portion	2,025,978	2,076,257
Total liabilities	23,674,427	59,880,044

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,503,570 and $1,472,262, respectively	1,468,930	1,429,126

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 1,400 and 1,150 shares issued and outstanding	1	1
Common stock, $0.001 par value; 2,750,000,000 shares authorized, 2,073,832,016 and 1,743,569,255 shares issued and outstanding	2,073,832	1,743,569
Additional paid-in capital	271,300,678	229,319,208
Promissory notes receivable, net of discount of $4,371,360 and $4,278,016, respectively	(26,402,020)	(23,381,185)
Accumulated deficit	(259,516,887)	(253,805,438)
Total stockholders' deficit	(12,544,395)	(46,123,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,598,962	$15,185,326

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS  ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,
	2012	2011
	(unaudited)	(unaudited)

Revenue (License fees and royalties)	$55,685	$153,688
Cost of Revenue	15,609	22,900
Gross profit	40,076	130,788

Operating expenses:
Research and development	2,440,542	1,474,773
General and administrative expenses	3,019,005	3,197,526
Loss on settlement of litigation	-	294,144
Total operating expenses	5,459,547	4,966,443
Loss from operations	(5,419,471)	(4,835,655)

Non-operating income (expense):
Interest income	5,077	11,784
Interest expense and late fees	(272,324)	(681,710)
Finance cost	115,827	(2,625,875)
Adjustments to fair value of derivatives	(141,599)	4,789,419
Total non-operating income (expense)	(293,019)	1,493,618

Loss before provision for income tax	(5,712,490)	(3,342,037)

Provision for income tax	-	-
Net loss	$(5,712,490)	$(3,342,037)

Weighted average shares outstanding : Basic and diluted	1,942,293,307	1,478,231,834

Loss per share: Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS  ENDED MARCH 31, 2012

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Promissory Notes Receivable,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	net	Deficit	Deficit
Balance December 31, 2011	1,000	$1	1,150	$1	1,743,569,255	$1,743,569	$229,319,208	$(23,381,185)	$(253,805,438)	$(46,123,844)

Shares issued for settlements	-	-	-	-	295,605,268	295,605	34,973,694	-	-	35,269,299

Shares issued for services	-	-	-	-	3,078,546	3,079	418,563	-	-	421,642

Accrued dividends on Series B and C Preferred Stock	-	-	-	-	-	-	447,631	-	(447,631)	-

Accretion of note receivable discount Series B and C Preferred Stock	-	-	-	-	-	-	-	(448,672)	448,672	-

Option compensation charges	-	-	-	-	-	-	1,100,998	-	-	1,100,998

Issuance of Series C preferred stock	-	-	250	-	-	-	2,500,000	-	-	2,500,000

Issuance of Common Stock to Series C Preferred Stock holder for note receivable	-	-	-	-	26,315,789	26,316	2,117,153	(2,143,469)	-	-

Common stock issued upon exercise of Series C Preferred Stock warrants and issuance of note receivable	-	-	-	-	5,263,158	5,263	423,431	(428,694)	-	-

Net loss for the three months ended March 31, 2012	-	-	-	-	-	-	-	-	(5,712,490)	(5,712,490)

Balance March 31, 2012 (unaudited)	1,000	$1	1,400	$1	2,073,832,016	$2,073,832	$271,300,678	$(26,402,020)	$(259,516,887)	$(12,544,395)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS  ENDED MARCH 31, 2012 AND 2011

	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,712,490)	$(3,342,037)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	12,091	21,285
Amortization of deferred charges	15,609	22,900
Amortization of deferred revenue	(55,685)	(153,688)
Redeemable preferred stock dividend accrual	31,308	28,149
Stock based compensation	1,100,998	362,695
Amortization of deferred issuance costs	200,893	594,647
Amortization of discounts	40,123	58,913
Adjustments to fair value of derivatives	141,599	(4,789,419)
Shares of common stock issued for services	-	590,438
Shares of common stock issued for compensation	421,642	-
Non-cash financing costs	(115,827)	2,625,875
Loss on settlement of litigation	-	294,144
Amortization of deferred joint venture obligations	-	(3,265)
Options issued for consulting services	29,172	664,944
Changes in operating assets and liabilities
Prepaid expenses	41,986	(36,999)
Accounts payable and accrued expenses	(967,204)	(317,082)

Net cash used in operating activities	(4,815,785)	(3,378,500)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(9,177)	(19,072)

Net cash used in investing activities	(9,177)	(19,072)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	-	1,258,136
Proceeds from issuance of preferred stock	2,500,000	-

Net cash provided by financing activities	2,500,000	1,258,136

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,324,962)	(2,139,436)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,103,007	15,889,409

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$10,778,045	$13,749,973

CASH PAID FOR:
Interest	$-	-
Income taxes	$-	-

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 0 and 1,519,077 shares of common stock in redemption of debt	$-	151,909
Series B and Series C preferred stock dividend	$447,631	310,717
Interest accreted on promissory notes receivable	$448,672	251,055
Issuance of 0 and 3,252,066 shares of common stock for cashless exercise of warrants	$-	1,156,861
Issuance of 0 and 15,643,887 shares of common stock for accrued liabilities	$-	1,771,899
Issuance of 295,605,268 and 7,413,000 shares of common stock for accrued settlement	$35,269,299	3,205,856
Issuance of 26,315,789 shares for $2,500,000 promissory note	$2,500,000	-
Issuance of 5,263,158 shares for $500,000 promissory note	$500,000	-

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

1.     ORGANIZATIONAL MATTERS

The unaudited consolidated financial statements have been prepared by Advanced Cell Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of March 31, 2012 and December 31, 2011, the Company had deposits in excess of federally-insured limits totaling $10,325,413 and $12,037,949, respectively.

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

Deferred Costs — Consist of the following:

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

Intangible and Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2012, the Company had not experienced impairment losses on its long-lived assets.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

Fair Value of Financial Instruments — For certain financial instruments, including cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

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

At March 31, 2012, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value As of	Fair Value Measurements at March 31, 2012 Using Fair Value Hierarchy
Derivative Liabilities	March 31, 2012	Level 1	Level 2	Level 3
Warrant derivative liabilities	$1,866,913	$-	1,866,913	-
Embedded conversion option liabilities	228,435	-	228,435	-
	$2,095,348	$-	2,095,348	-

For the three months ended March 31, 2012 and 2011, the Company recognized a gain (loss) of $(141,599) and $4,789,419, respectively, for the changes in the valuation of derivative liabilities.

The Company did not identify any non-recurring assets and liabilities that were recorded at fair value during the periods presented.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

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

In connection with its license agreements, the Company recorded $55,685 and $153,688 in license fee revenue for the three months ended March 31, 2012 and 2011, respectively, in its consolidated statements of operations.

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

Share-Based Compensation —The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.”  ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 99,310,781 options outstanding as of March 31, 2012.

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

When tax returns are filed, it is highly certain that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

At March 31, 2012 and 2011, approximately 88,418,502 and 150,206,635 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks — Currently, the Company’s revenues and accounts receivable are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three months ended March 31, 2012 and 2011.

	Three Months Ended
	March 31, 2012
	2012	2011
Exeter Life Sciences, Inc.	*	20%
START Licensing, Inc.	*	16%
International Stem Cell Corporation	*	24%
CHA Biotech and SCRMI	58%	21%
Lifeline	29%	11%
Embryome Sciences	12%	*

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

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04 which was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between U.S. GAAP and IFRS. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements.  This guidance is effective for the Company beginning on January 1, 2012.  The adoption of this ASU did not have an impact on the Company’s consolidated financial statements..

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not significantly impact the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08 which provides an entity the option to first assess qualitative factors to determine whether it is necessary to perform the current two-step test for goodwill impairment.  If an entity believes, as a result of its qualitative assessment, that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, the quantitative impairment test is required.  Otherwise, no further testing is required. The revised standard is effective for the Company for its annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The adoption of ASU 2011-08 did not significantly impact the Company’s consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
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

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $7,353 and $7,353 in license fee revenue for the three months ended March 31, 2012 and 2011, respectively, in its consolidated statements of operations, and the balance of unamortized license fee of $403,186 and $410,539 is included in deferred revenue in the consolidated balance sheets at March 31, 2012 and December 31, 2011, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

The following table is a summary of key financial data for the joint venture as of and for the three months ended March 31, 2012 and 2011:

	2012	2011
Current assets	$183,948	$618,343
Noncurrent assets	$1,064,553	$996,473
Current liabilities	$2,680,193	$1,302,939
Noncurrent liabilities	$-	$1,912,428
Net revenue	$73,029	$6,693
Net loss	$(45,435)	$(424,431)

5.     PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Machinery & equipment	$1,497,704	$1,488,527
Computer equipment	449,893	449,893
Office furniture	82,822	82,822
Leasehold improvements	311,592	311,592
Capital leases	51,235	51,235
	2,393,246	2,384,069

Accumulated depreciation	(2,241,389)	(2,229,298)
Property and equipment, net	$151,857	$154,771

Depreciation expense for the three months ended March 31, 2012 and 2011 amounted to $12,091 and $21,285, respectively.

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

The shares were valued at $0.17 which is the share price on the date of the agreement.  Per the Settlement Agreement, the Company issued 36,000,000 shares on August 12, 2011 and issued the Future Shares of 30,585,774 and the Additional Future Shares of 15,292,885 on January 31, 2012.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

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

On November 15, 2011, the Company issued and held in escrow the 18,000,000 shares.  On December 15, 2011, the Company answered BME’s initial Complaint and asserted counterclaims, disputing BME’s contention that it was owed 18,000,000 shares.  On December 29, 2011, BME filed an Amended Complaint.  On January 17, 2012, the Company answered the Amended Complaint and asserted revised counterclaims.  On April 9, 2012, the Company agreed to release 18,000,000 shares of common stock held in escrow and issue an additional 800,000 subject to the court approval.

Cranshire Master Fund

On December 15, 2011, the United States District Court for the Southern District of New York entered an order granting plaintiff Cranshire Capital Master Fund, Ltd.’s (“Cranshire”) motion for a preliminary injunction in the lawsuit entitled Cranshire Capital Master Fund, Ltd. v. Advanced Cell Technology, Inc., Case No. 11 CIV 8755 (S.D.N.Y. filed December 1, 2011). Cranshire asserts that as a result of the transactions between the Company and JMJ, the exercise price of its warrants should have been decreased to $.0353 and the total number of warrant shares issuable upon exercise should have been increased from 6,918,197 to 19,598,292. Based upon these figures, Cranshire asserted that its December 2010 warrant exercise should have resulted in an additional 12,680,094 shares. Cranshire asserts claims for damages, in an amount to be determined at trial, for the Company's alleged failure to deliver the shares and to provide proper notice of reduction in exercise price and conversion price. On December 2, 2011, Cranshire moved for preliminary declaratory relief and for a preliminary injunction directing the Company to deliver immediately at least 12,680,094 shares of its common stock to Cranshire. At the hearing on December 15, 2011, Cranshire changed its argument, contending that the exercise price should have been decreased to $.027 (as opposed to $.0353) and that, consequently, it was entitled to 18,000,000 shares (as opposed to 12,660,094 shares).On December 15, 2011, the court granted a preliminary injunction and directed the Company to deliver to Cranshire 10,730,265 shares of the Company's common stock.

The Company issued the 10,730,265 shares to Cranshire on December 16, 2011.  On February 24, 2012, the Company entered into an agreement with Cranshire to settle all outstanding claims against the Company.  Pursuant to the agreement, the Company issued to Cranshire (1) an additional 1,949,735 of common stock, (2) plus the quotient of (x) $276,000 divided by (y) 90% of the closing price of common stock on the trading day immediately preceding the entry of the court order.  The number of shares of common stock issued based on a $0.11 share price at February 24, 2011 was 4,737,614.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

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

At the time of settlement, the Company did not have a sufficient number of authorized but unissued shares of common stock to issue all of the shares of common stock that the Company agreed to issue to settling holders pursuant to the settlement agreements.  On January 24, 2012, the Company’s shareholders approved the increase in authorized shares to 2,750,000,000.  The Company issued 238,237,459 shares on January 31, 2012 and 1,364,171 shares on February 7, 2012.

7.     LOSS CONTINGENCY ACCRUAL

The Company was not able to reach a settlement agreement with all of holders of convertible promissory notes and warrants that were issued between 2005 and 2010.  The Company will continue to negotiate with the holders and anticipates that the number of shares to be issued will be similar to the settlements that have already been finalized as of March 31, 2012.  The loss contingency accrual was $15,474,595 and $16,704,169 at March 31, 2012 and December 31, 2011, respectively.

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

As of March 31, 2012 and December 31, 2011, the convertible promissory notes were convertible at the option of the holders into a total of 3,761,895 and 4,303,863 shares, respectively, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $206,099 and $227,547 as of March 31, 2012 and December 31, 2011, respectively. The decrease in the fair value of this liability was $21,448 and $158,986 during the three months ended March 31, 2012 and 2011, respectively, which was recorded through the statements of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at March 31, 2012 are as follows: (1) dividend yield of 0%; (2) expected volatility of 160%, (3) risk-free interest rate of 0.19%, and (4) expected life of 1.00 years.

Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three months ended March 31, 2012 and 2011 was $31,627 and $31,281, respectively.

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
March 31, 2012 and 2011
(Unaudited)

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

The outstanding balance at March 31, 2012 and 2011 was $1,130,165, and is convertible into 1,506,887 shares of the Company’s common stock.  The Company values the conversion option initially when each draw takes place (see section entitled “Conversion Option” in this footnote below). As of March 31, 2012, the Company has drawn $3,418,166 of the $5,000,000 commitment.

The following table summarizes the Series A-1 redeemable convertible preferred stock outstanding at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Principal due	$1,130,165	1,130,165
Accrued dividend	373,405	342,098
Debt discount	(34,640)	(43,137)
Non-current portion	$1,468,930	1,429,126

Aggregate liquidation value*	$1,503,570	1,472,262

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $31,308 and $28,150 for the three months ended March 31, 2012 and 2011, respectively, which is recorded as interest expense in the consolidated statements of operations.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

Conversion Option:
The embedded conversion option was valued at $22,336 and $25,983 at March 31, 2012 and December 31, 2011, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $3,647 and $54,138 for the three months ended March 31, 2012 and 2011, respectively, was recorded through the statements of operations as an adjustment to fair value of derivatives.

The assumptions used in the Black-Scholes model to value the embedded conversion option at March 31, 2012 were as follows: (1) dividend yield of 0%; (2) expected volatility of 160%, (3) risk-free interest rate of 0.19%, and (4) expected life of 1.02 years.

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

Interest expense from amortization of the debt discount and deferred costs for the three months ended March 31, 2012 and 2011 was $111,075 and $109,855, respectively.

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
March 31, 2012 and 2011
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

Dividends
Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually.  Accrued dividends will be payable upon redemption of the Series B preferred stock.  Accrued dividends were $1,495,387 and $1,229,538 at March 31, 2012 and December 31 2011, respectively.

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
March 31, 2012 and 2011
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

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at March 31, 2012 and 2011.

The value of the secured promissory notes in the consolidated balance sheet was $11,473,272, net of discounts of $2,325,230 and accrued interest of $298,502 at March 31, 2012, reflecting a face value of $13,500,000. The value of the secured promissory notes in the consolidated balance sheet was $11,207,935, net of discounts of $2,537,499 and accrued interest of $245,434 at December 31, 2011, reflecting a face value of $13,500,000. The Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $3,519,238 during the year ended December 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes.

During the three months ended March 31, 2012 and 2011, the Company accreted interest on the promissory notes in the amount of $265,337 and $251,055, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the three months ended March 31, 2012 and 2011 of $265,849 and $251,539, respectively.  The accrued dividends are offset by the accretion of the note receivable discount.

As of March 31, 2012 and December 31, 2011, 1,000 shares of Series B preferred stock were outstanding.

11.     SERIES C PREFERRED STOCK

On December 30, 2010 (the “Series C Effective Date”), the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”). Pursuant to the Series C Purchase Agreement:

●
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
March 31, 2012 and 2011
(Unaudited)

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
March 31, 2012 and 2011
(Unaudited)

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

On March 16, 2012, the Company delivered the fifth Series C Tranche notice to Socius for delivery of a total of 250 shares under the Series C preferred stock for funding in the amount of $2,500,000.

Dividends
Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually.  Accrued dividends will be payable upon redemption of the Series C preferred stock. Accrued dividends were $581,892 and $400,110 at March 31, 2012 and December 31, 2011, respectively.

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
March 31, 2012 and 2011
(Unaudited)

Related Secured Promissory Notes Receivable:
In accordance with the terms of the Series C preferred stock agreement, the Company issued the following notes receivable:

•
On April 14, 2011 and associated with the first Series C Tranche notice which occurred on December 31, 2010, Socius issued to the Company a secured promissory note of $4,000,000 for 22,222,222 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,444,444 shares of common stock.

•
On June 16, 2011 and associated with the second Series C Tranche notice, Socius issued to the Company a secured promissory note of $4,000,000 for 21,390,374 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,278,075 shares of common stock.

•
On September 22, 2011 and associated with the third Series C Tranche notice, Socius issued to the Company a secured promissory note of $1,500,000 for 9,671,180 shares of common stock and issued a secured promissory note of $300,000 for the exercise of warrants for 1,934,236 shares of common stock.

•
On December 15, 2011 and associated with the fourth Series C Tranche notice, Socius issued to the Company a secured promissory note of $2,000,000 for 20,512,821 shares of common stock and issued a secured promissory note of $400,000 for the exercise of warrants for 4,102,564 shares of common stock.

•
On March 16, 2012 and associated with the fifth Series C Tranche notice, Socius issued to the Company a secured promissory note of $2,500,000 for 26,315,789 shares of common stock and issued a secured promissory note of $500,000 for the exercise of warrants for 5,263,158 shares of common stock.

Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at March 31, 2012 and 2011.

The value of the secured promissory notes in the consolidated balance sheet was $16,974,879, net of discounts of $2,046,130 and accrued interest of $174,879 at March 31, 2012, reflecting a face value of $16,800,000.  The value of the secured promissory notes as of December 31, 2011 was $12,173,251, net of discounts of $1,740,516 and accrued interest of $113,767, reflecting a face value of $13,800,000.  The Company determined that a 6% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series C preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $1,968,050 during the year ended December 31, 2011. The Company accretes interest at 6% over the respective four-year terms of the promissory notes.

During the three months ended March 31, 2012 and 2011, the Company accreted interest on the promissory note in the amount of $183,335 and $0, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the three months ended March 31, 2012 and 2011 of $181,782 and $59,178, respectively.  The accrued dividends are offset by the accretion of the note receivable discount.

The Company has classified the Series C redeemable preferred stock in the equity section in its consolidated balance sheets.  As of March 31, 2012 and December 31, 2011, 1,400 and 1,150 shares of Series C preferred stock were outstanding, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

12.     WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000) $
Outstanding, December 31, 2011	21,757,421	0.18	2.88	-
Granted	5,263,158	0.095
Exercised	(5,263,158)	0.095
Forfeited/Canceled	-	-
Outstanding, March 31, 2012	21,757,421	0.18	2.63	-

Exercisable, March 31, 2012	21,757,421	0.18	2.63	-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at March 31, 2012:

Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price $	of Shares	Life (Years)	Price $
.10 - .11	15,916,785	2.34	0.10
.20 - .30	1,630,000	3.75	0.25
.38 - .39	1,330,636	5.32	0.39
.40 - .45	2,065,000	1.81	0.42
0.70	815,000	3.75	0.70
	21,757,421

During the three months ended March 31, 2012, the Company issued to Socius 5,263,158 warrants which were exercised immediately through Socius issuing the Company a note receivable as discussed in Note 11.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

13.     STOCKHOLDERS’ EQUITY TRANSACTIONS

On March 16, 2012, the Company issued 31,578,947 shares of common shares in exchange for promissory notes of $2,500,000 and $500,000 as discussed in Note 11.

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Gary Rabin.  Per the agreement, the Company agreed to issue 10,000,000 shares of restricted stock which vests in equal installments on the last day of each calendar quarter commencing on July 31, 2011 and ending on December 31, 2013.  During the three months ended March 31, 2012, the Company issued 1,000,000 shares of common stock pursuant to the agreement.  As of March 31, 2012, 3,000,000 shares have been issued.  The Company valued the 10,000,000 shares at $0.185 per share for a value of $1,850,000 which will be amortized over 30 months.  During the three months ended March 31, 2012 and 2011, the Company recorded $185,000 and $0 as payroll expense in the consolidated statements of operations.

On August 8, 2011, the Company entered into a new employment agreement with Robert Lanza.  Per the agreement, the Company agreed to issue 15,000,000 shares of restricted stock with 6,000,000 shares vesting immediately and the remaining 9,000,000 shares vesting over a 21 months period beginning on January 31, 2012.  During the three months ended March 31, 2012, the Company issued 1,285,714 shares of common stock pursuant to the agreement.  As of March 31, 2012, 7,285,714 shares have been issued.  The Company valued the 15,000,000 shares at $0.1571 per share for a value of $2,356,500 which will be amortized through September 30, 2013.  During the three months ended March 31, 2012 and 2011, the Company recorded $163,142 and $0 as payroll expense in the accompanying consolidated statements of operations.

On January 31, 2012 and February 7, 2012, the Company issued 238,237,459 and 1,364,171 shares, respectively, to various debt and warrant holders as part of the global settlement as discussed in Note 6.    The shares were valued at $26,356,179.  The Company reduced the accrued settlement by $26,356,179 with the issuance of the shares.

On January 31, 2012, the Company issued 45,878,659 shares to Midsummer Investment, Ltd. per the settlement agreement as discussed in Note 6. The shares were valued at $7,799,373.  The Company reduced the accrued settlement by $7,799,373 with the issuance of the shares.

On February 17, 2012, the Company issued 5,183,374 shares to RHP Master Fund, Ltd. as a result of a preliminary injunction from the court as discussed in Note 6.  The shares were valued at $570,171.  The Company reduced the loss contingency accrual by $570,171 for the issuance of the shares.

On March 12, 2012 the Company issued 4,941,605 shares in settlement of litigation with Cranshire Capital Master Fund, Ltd.  The shares were recorded as finance costs and valued at $543,577.

On March 30, 2012, the Company issued various board members 792,832 shares of common stock valued at $73,500 as compensation for board services.

14.     STOCK-BASED COMPENSATION

Stock Plans

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant
2004 Stock Plan	2,492,000	70,000	308,000
2004 Stock Plan II	1,301,161	1,071,161	-
2005 Stock Plan	102,680,146	98,169,620	148,330,887
	106,473,307	99,310,781	148,638,887

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

Stock Option Activity

A summary of option activity for the three months ended March 31, 2012 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000)
Outstanding, December 31, 2011	91,800,285	$0.23	8.19	$2
Granted	7,510,496	0.10
Exercised	-	-
Forfeited/canceled	-	-
Outstanding, March 31, 2012	99,310,781	$0.22	8.08	$3

Vested and expected to vest at March 31, 2012	94,381,378	$0.22	8.03	$3

Exercisable, March 31, 2012	61,392,299	$0.24	7.45	$3

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2012.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
$0.05	70,000	$0.05	2.37	70,000	$0.05	2.37
0.09	11,890,000	0.09	7.85	6,316,473	0.09	7.85
0.10 - 0.157	43,261,769	0.12	8.57	29,723,469	0.12	8.17
0.185 - 0.21	26,735,835	0.19	8.40	14,929,180	0.20	7.74
0.25 - 0.45	11,071,161	0.36	8.63	4,071,161	0.34	7.55
0.85	5,604,099	0.85	2.84	5,604,099	0.85	2.84
$1.35 - 2.48	677,917	$2.04	3.61	677,917	$2.04	3.61
	99,310,781			61,392,299

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2012 and 2011
(Unaudited)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the three months ended March 31, 2012 are as follows:

March 31,
2012
Risk-free interest rate	1.04%
Expected life of the options	6.26 years
Expected volatility	160%
Expected dividend yield	0%
Expected forfeitures	13%

As of March 31, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4,957,059, which is expected to be recognized over a weighted average period of approximately 2.67 years.

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
March 31, 2012 and 2011
(Unaudited)

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

The Company determined that an accrual was necessary at March 31, 2012, which is included in the “loss contingency accrual” amount on the consolidated balance sheets. See Note 7.

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

See Note 6 “Accrued Settlement” and Note 7 “Loss Contingency Accrual”

17.     RELATED PARTY TRANSACTIONS

On January 31, 2012, the Shapiro Family Trust received 5,532,198 shares of the Company’s common stock valued at $608,542 upon cashless exercise of the warrants in connection with the 2005-2008 convertible debentures and in accordance with the December 7, 2011 global settlement agreement.  Dr. Shapiro, one of the Company’s directors, may be deemed the beneficial owner of the securities owned by the Shapiro Family Trust.

On January 31, 2012, PDPI, LLC received 11,204,101 of the Company’s common stock valued at $1,232,451 upon cashless exercise of warrants in accordance with the December 7, 2011 global settlement agreement.  Mr. Rabin, the Company’s Chief Executive Officer and Chairman of the Board of Directors, has a 33.33% equity interest in the entity.

18.     SUBSEQUENT EVENTS

On April 26, 2012, the shareholders approved an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock, par value $0.001 per share, at a ratio not less than one-for-twenty and not greater than one-for-eighty, and reduce the number of authorized shares of the Company’s common stock in the same proportion as the reverse split, with the exact ratio to be set within such range in the discretion of the Board of Directors without further approval or authorization of the Company’s shareholders, provided that the Board of Directors determines to effect the reverse stock split and proportional reduction in authorized shares of common stock and such amendment is filed with the Secretary of State of Delaware no later than December 31, 2012.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2012 and 2011

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$55,685	100.0%	$153,688	100.0%
Cost of revenue	15,609	28.0%	22,900	14.9%
Gross profit	40,076	72.0%	130,788	85.1%
Research and development expenses	2,440,542	4382.8%	1,474,773	959.6%
General and administrative expenses	3,019,005	5421.6%	3,197,526	2080.5%
Loss on settlement of litigation	-	0.0%	294,144	191.4%
Non-operating income (expense)	(293,019)	-526.2%	1,493,618	971.9%
Net loss	$(5,712,490)	-10258.6%	$(3,342,037)	-2174.6%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the three months ended March 31, 2012, was due to license agreements that were terminated in 2011.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  R&D expenditures increased from $1,474,773 in 2011 to $2,440,542 for 2012 for an increase of $965,769.  The increase in R&D expenditures during 2012 as compared to 2011 was primarily due to compensation increase of approximately $806,000, clinical trials of approximately $67,000, legal fees of approximately $77,000 and other expenses of approximately $15,000.

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

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2012 compared to the three months ended March 31, 2011 decreased by $178,521 to $3,019,005 in 2012. This expense decrease was primarily a result of a decrease in consultant expenses of approximately $1,077,000 offset by an increase in compensation and stock issued for services of approximately $391,000 and legal expenses of approximately $458,000.

Other Income (Expense)

Other income (expense) consisted of the following:

	2012	2011	$ Change	% Change
Interest income	5,077	11,784	(6,707)	-57%
Interest expense and late fees	(272,324)	(681,710)	409,386	-60%
Finance cost	115,827	(2,625,875)	2,741,702	-104%
Adjustments to fair value of derivatives	(141,599)	4,789,419	(4,931,018)	-103%
Total non-operating income (expense)	(293,019)	1,493,618	(1,786,637)

Interest expense decreased from $681,710 for the three months ended March 31, 2012 to $272,324 for the three months ended March 31, 2011.  The decrease was primarily due to the $365,000 deferred offering costs related to the Series B Preferred Stock which were recorded to interest expense during the three months ended March 31, 2011.

Finance costs decreased by $2,741,702 because during the three months ended March 31, 2011, an expense of $2,625,875 was recognized for the issuance of warrants and issuance of shares in settlement of warrant related litigation.  During the three months ended March 31, 2012, the $115,827 gain was related to a revaluation of the liability outstanding for warrants still awaiting court decisions on litigations (see note 6).

Adjustment to fair value of derivatives changed from a gain of $4,789,419 during the three months ended March 31, 2011, to a loss of $141,599 during the three months ended March 31, 2012.  The change of $4,931,018 is due to the fluctuation in our share price and the reduction in the number of outstanding warrants.  Our share price changed from $0.21 at December 31, 2010 to $0.18 at March 31, 2011 which resulted in a decrease in derivative fair value of approximately $4,789,000.  Our share price changed from $0.08 at December 31, 2011 to $0.09 at March 31, 2012 which resulted in an increase in derivative fair value of approximately $142,000.  At March 31, 2011 there were approximately 112,681,000 warrants outstanding compared to approximately 21,757,000 at March 31, 2012.

Net Income (Loss)

Net loss for the three months ended March 31, 2012 and 2011 was $5,712,490 and $3,342,037, respectively. The change in net loss in each period is primarily related to the increase in compensation and research and development.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2012	2011
Net cash used in operating activities	$(4,815,785)	$(3,378,500)
Net cash used in investing activities	(9,177)	(19,072)
Net cash provided by financing activities	2,500,000	1,258,136
Net increase (decrease) in cash and cash equivalents	(2,324,962)	(2,139,436)
Cash and cash equivalents at the end of the period	$13,103,007	$13,749,973

Operating Activities

Our net cash used in operating activities during the three months ended March 31, 2012 and 2011 was $4,815,785 and $3,378,500, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures.

Cash Flows from Investing

Cash used in investing activities during the three months ended March 31, 2012 and 2011 was $9,177 and $19,072, respectively. Our cash used in investing activities during the three months ended March 31, 2012 was attributed to the purchase of fixed assets for approximately $9,177.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2012 and 2011 was $2,500,000 and $1,258,136, respectively. During the three months ended March 31, 2012, we received $2,500,000 from the issuance of 250 shares of Series C Preferred stock.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of March 31, 2012, we have approximately $10,778,000 in cash.
•	As of March 31, 2012, approximately $1,580,000 is available to us upon the sale of our Series A-1 preferred stock for a maximum placement commitment of $5 million.
•	As of March 31, 2012, $11,000,000 is available to us upon the sale of our Series C preferred stock for a maximum placement commitment of $25,000,000.
•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended March 31, 2012, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.          LEGAL PROCEEDINGS

On March 8, 2012, the United States District Court for the Southern District of New York Court approved the exchange agreement entered into on February 24, 2012 between Advanced Cell Technology, Inc. and Cranshire Master Fund, Ltd (the “Exchange Agreement”) in connection with the lawsuit entitled Capital Master Fund, Ltd. v. Advanced Cell Technology, Inc., Case No. 11 CIV 8755 (S.D.N.Y. filed December 1, 2011).

As previously disclosed in our recent Form 10-K, pursuant to the Exchange Agreement, we have agreed, in exchange for dismissal of the pending lawsuit with prejudice and a mutual release of all claims, to issue 4,941,605 shares of our common stock to Cranshire and to release the escrow proceeds from the sale of the 10,730,265 shares of our common stock issued to Cranshire pursuant to the order of the Court entered on December 15, 2011. The shares will be delivered to Cranshire in accordance with the terms of the Exchange Agreement and the escrow proceeds will be released to Cranshire immediately, the releases will become effective and the action will be dismissed with prejudice.

On April 9, 2012, the Company entered into a settlement and release agreement with Black Mountain Equities, Inc. (“Black Mountain”) pursuant to which the Company agreed to release 18,000,000 shares of common stock held in escrow and issue to Black Mountain 800,000 additional shares of common stock in exchange for dismissal of the pending lawsuit by Black Mountain.

As previously disclosed in our recent Form 10-K, Black Mountain filed its Complaint against us in the United States District Court for the Southern District of New York, Case No. 11 CIV 7305. On October 28, 2011, Black Mountain moved for preliminary declaratory relief and for a preliminary injunction directing us to deliver immediately at least 18,000,000 shares of our common stock to Black Mountain. On November 9, 2011, this preliminary injunction was granted and the court directed us to immediately deliver 18,000,000 shares of its common stock to Black Mountain and ordered Black Mountain to place all proceeds from the sale of our stock into an interest-earning client escrow account held by its counsel. On December 15, 2011, we answered Black Mountain’s initial Complaint and asserted counterclaims, disputing Black Mountain’s contention that it was owed 18,000,000 shares. On December 29, 2011, Black Mountain filed an Amended Complaint. On January 17, 2012, the Company answered the Amended Complaint and asserted revised counterclaims.

ITEM 1A.       RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2012.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On February 17, 2012, we issued 5,183,374 shares to RHP Master Fund, Ltd. as a result of a preliminary injunction from the court. In connection with the this issuance, we relied upon the exemption from registration provided by Section 3(a) (10) of the Securities Act of 1933, as amended.

On March 30, 2012, we issued various board members 792,832 shares of common stock pursuant to the respective agreements.

On March 30, 2012, we issued 1,000,000 shares of common stock to Gary Rabin pursuant to his employment agreement.

On March 30, 2012, we issued 1,285,714 shares of common stock to Robert Lanza pursuant to his employment agreement.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.          MINE SAFETY DISCLOSURES

Not Applicable

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
Gary Rabin
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: May 8, 2012