Form 10-Q
period 2012-06-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2012-08-08
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________  TO __________ .

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 1, 2012:
Common Stock, $0.001 par value per share	2,112,215,484 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2012 AND DECEMBER 31, 2011

	June 30,	December 31,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,862,536	$13,103,007
Deferred royalty fees, current portion	62,435	62,435
Prepaid expenses	122,712	241,248
Total current assets	10,047,683	13,406,690

Property and equipment, net	153,600	154,771
Deferred royalty fees, less current portion	201,434	232,652
Deposits	14,766	14,766
Deferred costs, net of amortization of $5,756,342 and $4,854,556, respectively	974,661	1,376,447

TOTAL ASSETS	$11,392,144	$15,185,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,839,515	$2,128,562
Accrued expenses	1,825,684	2,538,545
Accrued settlement	–	34,155,552
Convertible promissory notes, net of discounts of $94,887 and $0, respectively	192,898	–
Embedded conversion option liabilities, current portion	186,484	–
Loss contingency accrual	15,347,341	16,704,169
Deferred revenue, current portion	338,617	222,739
Total current liabilities	19,730,539	55,749,567
Convertible promissory notes, net of discounts of $0 and $158,142, respectively	–	129,643
Embedded conversion option liabilities, less current portion	5,286	253,530
Warrant and option derivative liabilities	1,178,897	1,671,047
Deferred revenue, less current portion	1,986,510	2,076,257
Total liabilities	22,901,232	59,880,044
Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,537,846 and $1,472,262, respectively	1,511,701	1,429,126
Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 1,600 and 1,150 shares issued and outstanding	2	1
Common stock, $0.001 par value; 2,750,000,000 shares authorized, 2,112,215,484 and 1,743,569,255 shares issued and outstanding	2,112,215	1,743,569
Additional paid-in capital	277,304,154	229,319,208
Promissory notes receivable, net of discount of $4,338,390 and $4,278,016, respectively	(28,966,005)	(23,381,185)
Accumulated deficit	(263,471,156)	(253,805,438)
Total stockholders' deficit	(13,020,789)	(46,123,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,392,144	$15,185,326

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue (License fees and royalties)	$218,184	$153,688	$273,869	$307,376
Cost of Revenue	15,609	281,500	31,218	304,400
Gross profit (loss)	202,575	(127,812)	242,651	2,976

Operating expenses:
Research and development	2,068,098	1,532,271	4,508,640	3,007,044
General and administrative expenses	2,612,471	1,951,728	5,631,476	5,149,254
Loss on settlement of litigation	–	–	–	294,144
Total operating expenses	4,680,569	3,483,999	10,140,116	8,450,442
Loss from operations	(4,477,994)	(3,611,811)	(9,897,465)	(8,447,466)

Non-operating income (expense):
Interest income	4,508	10,765	9,585	22,549
Interest expense and late fees	(275,292)	(272,171)	(547,616)	(953,881)
Finance cost	3,555,254	(245,734)	3,671,081	(2,871,609)
Fines and penalties	(3,500,000)	–	(3,500,000)	–
Adjustments to fair value of derivatives	734,081	(701,198)	592,482	4,088,221
Total non-operating income (expense)	518,551	(1,208,338)	225,532	285,280

Loss before provision for income tax	(3,959,443)	(4,820,149)	(9,671,933)	(8,162,186)

Provision for income tax	–	–	–	–
Net loss	$(3,959,443)	$(4,820,149)	$(9,671,933)	$(8,162,186)

Weighted average shares outstanding :
Basic and diluted	2,076,212,012	1,543,519,167	2,010,442,657	1,510,945,682

Loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2012

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Promissory Notes Receivable,	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	net	Deficit	Deficit
Balance December 31, 2011	1,000	$1	1,150	$1	1,743,569,255	$1,743,569	$229,319,208	$(23,381,185)	$(253,805,438)	$(46,123,844)

Shares issued for settlements	–	–	–	–	296,405,268	296,405	35,044,893	–	–	35,341,298

Shares issued for services	–	–	–	–	6,473,980	6,474	833,559	–	–	840,033

Accrued dividends on Series B and C Preferred Stock	–	–	–	–	–	–	948,712	–	(948,712)	–

Accretion of note receivable discount on Series B and C Preferred Stock	–	–	–	–	–	–	–	(954,927)	954,927	–

Option compensation charges	–	–	–	–	–	–	2,093,657	–	–	2,093,657

Issuance of Series C preferred stock	–	–	450	1	–	–	4,499,999	–	–	4,500,000

Issuance of Common Stock to Series C Preferred Stock holder for note receivable	–	–	–	–	54,805,817	54,806	3,803,438	(3,858,244)	–	–

Common stock issued upon exercise of Series C Preferred Stock warrants and issuance of note receivable	–	–	–	–	10,961,164	10,961	760,688	(771,649)	–	–

Net loss for the six months ended June 30, 2012	–	–	–	–	–	–	–	–	(9,671,933)	(9,671,933)

Balance June 30, 2012 (unaudited)	1,000	$1	1,600	$2	2,112,215,484	$2,112,215	$277,304,154	$(28,966,005)	$(263,471,156)	$(13,020,789)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,671,933)	$(8,162,186)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	25,440	38,394
Amortization of deferred charges	31,218	45,800
Amortization of deferred revenue	(273,869)	(307,376)
Redeemable preferred stock dividend accrual	65,583	59,301
Stock based compensation	2,093,657	741,946
Amortization of deferred issuance costs	401,786	795,540
Amortization of discounts	80,247	94,022
Adjustments to fair value of derivatives	(592,481)	(4,088,221)
Shares of common stock issued for services	–	475,900
Shares of common stock issued for compensation	840,032	423,138
Non-cash financing costs	(3,671,081)	2,871,609
Loss on settlement of litigation	–	294,144
Warrant and options issued for consulting services	38,571	769,347
Changes in operating assets and liabilities
Prepaid expenses	118,536	(344,497)
Accounts payable and other current liabilities	2,798,092	(396,056)

Net cash used in operating activities	(7,716,202)	(6,689,195)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(24,269)	(36,830)

Net cash used in investing activities	(24,269)	(36,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	–	2,950,940
Proceeds from issuance of Series B preferred stock, net	4,500,000	4,000,000

Net cash provided by financing activities	4,500,000	6,950,940

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,240,471)	224,915

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,103,007	15,889,409

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$9,862,536	$16,114,324

CASH PAID FOR:
Interest	$–	$–
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 0 and 1,519,077 shares of common stock in redemption of debt	$–	$151,909
Issuance of note receivable on issuance of shares and exercise of warrants for 65,766,981 and 52,335,115 shares of common stock	$5,400,000	$9,600,000
Record note receivable discount related to Series C preferred stock	$(770,107)	$(1,369,078)
Accrued dividends on Series B and C Preferred Stock	$948,712	$638,202
Accretion of note receivable discount on Series B and C Preferred Stock	$954,927	$570,565
Issuance of 0 and 5,239,895 shares of common stock for cashless exercise of warrants	$–	$1,268,936
Issuance of 0 and 1,386,126 shares of common stock for exercise of options	$–	$197,663
Issuance of 0 and 30,618,895 shares of common stock for accrued liabilities	$–	$6,227,755
Issuance of 296,405,268 and 7,413,000 shares of common stock for accrued settlement	$35,341,298	$3,500,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

1.	ORGANIZATIONAL MATTERS

The unaudited consolidated financial statements have been prepared by Advanced Cell Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Use of Estimates — These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated loss contingencies related to outstanding litigation. In addition, Management has estimated variables used to calculate the Black-Scholes option pricing model used to value derivative instruments as discussed below under “Fair Value Measurements”. Also, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the Company’s fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

Reclassifications — Certain prior period financial statement balances have been reclassified to conform to the current period presentation.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of June 30, 2012 and December 31, 2011, the Company had deposits in excess of federally-insured limits totaling $9,362,536 and $12,037,949, respectively.

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

Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2012, the Company had not experienced impairment losses on its long-lived assets.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

Fair Value Measurements — The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

—	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

—	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

—	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

At June 30, 2012, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value As of	Fair Value Measurements at June 30, 2012 Using Fair Value Hierarchy
Derivative Liabilities	June 30, 2012	Level 1	Level 2	Level 3
Warrant derivative liabilities	$1,178,897	$–	1,178,897	–
Embedded conversion option liabilities	191,770	–	191,770	–
	$1,370,667	$–	1,370,667	–

 For the three and six months ended June 30, 2012, the Company recognized a gain of $734,081 and a loss of $592,482, respectively, for the changes in the valuation of derivative liabilities. For the three and six months ended June 30, 2011, the Company recognized a loss of $701,198 and a gain of $4,088,221, respectively, for the changes in the valuation of derivative liabilities.

The Company did not identify any non-recurring assets and liabilities that were recorded at fair value during the periods presented.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

In connection with its license agreements, the Company recorded $218,184 and $273,869 in license fee revenue for the three and six months ended June 30, 2012, respectively. In connection with its license agreements, the Company recorded $153,688 and $307,376 in license fee revenue for the three and six months ended June 30, 2011, respectively, in its consolidated statements of operations, and the remainder of the license fees have been accrued in deferred revenue at June 30, 2012 and 2011, respectively.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 100,672,803 options outstanding as of June 30, 2012.

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

June 30, 2012 and 2011

(Unaudited)

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

At June 30, 2012 and 2011, approximately 98,333,965 and 132,371,922 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks — Currently, the Company’s revenues are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the six months ended June 30, 2012 and 2011.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Exeter Life Sciences, Inc.	*	20%	*	20%
START Licensing, Inc.	*	16%	*	16%
International Stem Cell Corporation	74%	24%	59%	24%
CHA Biotech and SCRMI	15%	21%	24%	21%
Lifeline	*	11%	12%	11%

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not significantly impact the Company’s consolidated financial statements as the Company does not have any comprehensive income at June 30, 2012.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

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

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $7,353 and $14,706 in license fee revenue for the three and six months ended June 30, 2012, respectively, and $7,353 and $14,706 in license fee revenue for the three and six months ended June 30, 2011, respectively, in its consolidated statements of operations, and the balance of unamortized license fee of $395,833 and $410,539 is included in deferred revenue in the consolidated balance sheets at June 30, 2012 and December 31, 2011, respectively.

On July 15, 2011, the Company and CHA Biotech entered into a binding term sheet, with the expectation of entering into a future definitive agreement, in which the joint venture was realigned around both product development rights and research responsibilities. Under the terms of the binding term sheet, SCRMI exclusively licensed the rights to the Hemangioblast Program to the Company for United States and Canada and expanded the jurisdictional scope of the license to CHA Biotech to include Japan (in addition to South Korea, which was already exclusively licensed to CHA Biotech). As part of the agreement, the scientists at SCRMI involved in the Hemangioblast Program were transferred to the Company, and SCRMI discontinued its research activity and became solely a licensing entity. The Company is obligated to meet a minimal research spending requirement of $6.75 million by July 31, 2014 in order to maintain its exclusive license, up to the point of filing an investigational new drug for a therapeutic product. Intellectual property rights created by the Company in the course of our research are subject to a non-exclusive license to CHA Biotech for Japan and South Korea, and to SCRMI to be sub-licensable under certain circumstances for countries other than the United States, Canada, Japan and South Korea. Pursuant to the agreement, the Company paid $820,000 to SCRMI in July 2011. As of June 30, 2012, no further payments have been made. The joint venture’s accumulated losses exceed the Company’s investment at June 30, 2012.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

The following table is a summary of key financial data for the joint venture as of and for the six months ended June 30, 2012 and 2011:

	June 30,
	2012	2011
Current assets	$183,644	$578,142
Noncurrent assets	$1,046,328	$119,468
Current liabilities	$292,117	$1,447,504
Noncurrent liabilities	$2,313,727	$2,265,463
Net revenue	$149,903	$38,336
Net income (loss)	$101,255	$(839,237)

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Machinery & equipment	$1,497,703	$1,488,527
Computer equipment	458,470	449,893
Office furniture	82,822	82,822
Leasehold improvements	318,108	311,592
Capital leases	51,235	51,235
	2,408,338	2,384,069

Accumulated depreciation	(2,254,738)	(2,229,298)
Property and equipment, net	$153,600	$154,771

Depreciation expense for the three and six months ended June 30, 2012 amounted to $13,349 and $25,440, respectively. Depreciation expense for the three and six months ended June 30, 2011 amounted to $17,109 and $38,394, respectively.

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

June 30, 2012 and 2011

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

On November 1, 2011, the Company issued the 39,514,859 shares to Alpha Capital. On November 23, 2011, the Company answered Alpha Capital’s Complaint and asserted affirmative defenses. On December 12, 2011, the Company and Alpha submitted a Civil Case Management Plan and Scheduling Order and discovery has since commenced. Despite receiving the 39,514,859 shares on November 1, 2011 as a result of its preliminary injunction, Alpha Capital continues to seek damages against the Company. The Company has evaluated Alpha Capital’s complaint in the frame work of ASC 450 and believes that the consolidated financial statements as of June 30, 2012 properly reflect management’s consideration of ASC 450. The Company’s Management intends to contest this case vigorously.

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

On November 15, 2011, the Company issued and held in escrow the 18,000,000 shares. On December 15, 2011, the Company answered BME’s initial Complaint and asserted counterclaims, disputing BME’s contention that it was owed 18,000,000 shares. On December 29, 2011, BME filed an Amended Complaint. On January 17, 2012, the Company answered the Amended Complaint and asserted revised counterclaims. On April 9, 2012, the Company settled by agreeing to release 18,000,000 shares of common stock held in escrow and issuing an additional 800,000 shares of common stock, which were issued on May 8, 2012.

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

June 30, 2012 and 2011

(Unaudited)

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

The Company was not able to reach a settlement agreement with all of holders of convertible promissory notes and warrants that were issued between 2005 and 2010. The Company will continue to negotiate with the holders and anticipates that the number of shares to be issued will be similar to the settlements that have already been finalized as of June 30, 2012. The loss contingency accrual was $15,347,341 and $16,704,169 at June 30, 2012 and December 31, 2011, respectively.

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

As of June 30, 2012 and December 31, 2011, the convertible promissory notes were convertible at the option of the holders into a total of 5,642,843 and 4,303,863 shares, respectively, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $186,484 and $227,547 as of June 30, 2012 and December 31, 2011, respectively. The decrease in the fair value of this liability was $19,615 and $41,063 during the three and six months ended June 30, 2012, respectively, and $178,538 and $19,552 during the three and six months ended June 30, 2011, respectively, which was recorded through the statements of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at June 30, 2012 are as follows: (1) dividend yield of 0%; (2) expected volatility of 160%, (3) risk-free interest rate of 0.21%, and (4) expected life of 0.75 years.

Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three and six months ended June 30, 2012 was $31,628 and $63,255, respectively. Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three and six months ended June 30, 2011 was $31,629 and $62,910, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

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

The outstanding balance at June 30, 2012 and December 31, 2011 was $1,130,165, and is convertible into 1,506,887 shares of the Company’s common stock. The Company values the conversion option initially when each draw takes place (see section entitled “Conversion Option” in this footnote below). As of June 30, 2012, the Company has drawn $3,418,166 of the $5,000,000 commitment.

The following table summarizes the Series A-1 redeemable convertible preferred stock outstanding at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
Principal due	$1,130,166	$1,130,166
Accrued dividend	407,680	342,097
Debt discount	(26,144)	(43,137)
	1,511,702	1,429,126

Non-current portion	$1,511,702	$1,429,126

Aggregate liquidation value*	$1,537,846	$1,472,263

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $34,275 and $65,583 for the three and six months ended June 30, 2012, respectively, and $31,152 and $59,302 for the three and six months ended June 30, 2011, respectively, which is recorded as interest expense in the consolidated statements of operations.

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

June 30, 2012 and 2011

(Unaudited)

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

Conversion Option:

The embedded conversion option was valued at $5,286 and $25,983 at June 30, 2012 and December 31, 2011, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $17,050 and $20,697 for the three and six months ended June 30, 2012, respectively, and $10,461 and $64,599 for the three and six months ended June 30, 2011, respectively, was recorded through the statements of operations as an adjustment to fair value of derivatives.

The assumptions used in the Black-Scholes model to value the embedded conversion option at June 30, 2012 were as follows: (1) dividend yield of 0%; (2) expected volatility of 160%, (3) risk-free interest rate of 0.21%, and (4) expected life of 0.77 years.

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

Interest expense from amortization of the debt discount and deferred costs for the three and six months ended June 30, 2012 was $111,074 and $222,149, respectively and for the three and six months ended June 30, 2011 was $111,075 and $220,930, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

—	On the sixth (6th) Trading Day following the Tranche Notice Date, the Exercise Price of the Optimus Warrant shall be adjusted to equal the VWAP for the 5 trading days beginning on and including the Tranche Notice Date (as so adjusted, the “Adjusted Exercise Price”); and

—	If the Adjusted Exercise Price results in additional Warrant Shares being issuable to the Holder, such additional shares shall be delivered to the Holder within one Trading Day following the Adjustment Date. If the Adjusted Exercise Price results in less Warrant Shares being issuable to the Holder, the excess Warrant Shares shall be returned by the Holder to the Company within one Trading Day following on the Adjustment Date.

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

Dividends

Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series B preferred stock. Accrued dividends were $1,778,954 and $1,229,538 at June 30, 2012 and December 31 2011, respectively.

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

June 30, 2012 and 2011

(Unaudited)

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

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at June 30, 2012 and 2011.

The value of the secured promissory notes in the consolidated balance sheet was $11,756,294, net of discounts of $2,098,812 and accrued interest of $355,106 at June 30, 2012, reflecting a face value of $13,500,000. The value of the secured promissory notes in the consolidated balance sheet was $11,207,935, net of discounts of $2,537,499 and accrued interest of $245,434 at December 31, 2011, reflecting a face value of $13,500,000. The Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $3,519,238 during the year ended December 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes.

During the three and six months ended June 30, 2012, the Company accreted interest on the promissory notes in the amount of $283,022 and $548,359, respectively, and during the three and six months ended June 30, 2011, the Company accreted interest on the promissory notes in the amount of $257,947 and $509,002, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the three and six months ended June 30, 2012 of $283,567 and $549,416, respectively and during the three and six months ended June 30, 2011 of $258,444 and $509,983, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

As of June 30, 2012 and December 31, 2011, 1,000 shares of Series B preferred stock were outstanding. As of June 30, 2012, the Company has drawn the entire commitment of $10,000,000.

11.	SERIES C PREFERRED STOCK

On December 30, 2010 (the “Series C Effective Date”), the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”). Pursuant to the Series C Purchase Agreement:

—

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

June 30, 2012 and 2011

(Unaudited)

—

The Series C Purchase Agreement requires that, when the Company requests Socius to purchase a tranche of Series C Preferred Shares, the mandatory purchase by Socius of the related Additional Investment Shares must occur no later than sixty (60) calendar days following the Series C Tranche Notice date.

—

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

—

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

—	The Letter Agreement modified the Socius Warrant only with respect to the initial number of underlying shares and expressly provides that, except as so modified, the Socius Warrant shall remain unchanged and shall continue in full force and effect.

—

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

—

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

—

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

—	In the event that Socius does not comply with its obligations under the Series C Purchase Agreement (including its obligations to exercise the Socius Warrant), the Series C Purchase Agreement provides that, in addition to being entitled to exercise all rights provided therein or granted by law, the Company would be entitled to seek specific performance by Socius under the Series C Purchase Agreement and the Socius Warrant.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

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

On June 18, 2012, the Company delivered the sixth Series C Tranche notice to Socius for delivery of a total of 200 shares under the Series C preferred stock for funding in the amount of $2,000,000.

As of June 30, 2012, the Company has drawn $16,000,000 of the $25,000,000 commitment.

Dividends

Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series C preferred stock. Accrued dividends were $799,405 and $400,110 at June 30, 2012 and December 31, 2011, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

Related Secured Promissory Notes Receivable:

In accordance with the terms of the Series C preferred stock agreement, the Company issued the following notes receivable:

—	On April 14, 2011 and associated with the first Series C Tranche notice which occurred on December 31, 2010, Socius issued to the Company a secured promissory note of $4,000,000 for 22,222,222 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,444,444 shares of common stock.
—	On June 16, 2011 and associated with the second Series C Tranche notice, Socius issued to the Company a secured promissory note of $4,000,000 for 21,390,374 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,278,075 shares of common stock.
—	On September 22, 2011 and associated with the third Series C Tranche notice, Socius issued to the Company a secured promissory note of $1,500,000 for 9,671,180 shares of common stock and issued a secured promissory note of $300,000 for the exercise of warrants for 1,934,236 shares of common stock.
—	On December 15, 2011 and associated with the fourth Series C Tranche notice, Socius issued to the Company a secured promissory note of $2,000,000 for 20,512,821 shares of common stock and issued a secured promissory note of $400,000 for the exercise of warrants for 4,102,564 shares of common stock.
—	On March 16, 2012 and associated with the fifth Series C Tranche notice, Socius issued to the Company a secured promissory note of $2,500,000 for 26,315,789 shares of common stock and issued a secured promissory note of $500,000 for the exercise of warrants for 5,263,158 shares of common stock.
•	On June 18, 2012 and associated with the sixth Series C Tranche notice, Socius issued to the Company a secured promissory note of $2,000,000 for 28,490,028 shares of common stock and issued a secured promissory note of $400,000 for the exercise of warrants for 5,698,006 shares of common stock.

Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at June 30, 2012 and 2011.

The value of the secured promissory notes in the consolidated balance sheet was $17,209,711, net of discounts of $2,239,579 and accrued interest of $249,290 at June 30, 2012, reflecting a face value of $19,200,000. The value of the secured promissory notes as of December 31, 2011 was $12,173,251, net of discounts of $1,740,516 and accrued interest of $113,767, reflecting a face value of $13,800,000. The Company determined that a 6% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series C preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $1,968,050 during the year ended December 31, 2011 and an additional $770,107 of debt discounts during the six months ended June 30, 2012 related to the fifth and sixth tranche notice. The Company accretes interest at 6% over the respective four-year terms of the promissory notes.

During the three and six months ended June 30, 2012, the Company accreted interest on the promissory note in the amount of $223,233 and $406,567, respectively, and during the three and six months ended June 30, 2011, the Company accreted interest on the promissory note in the amount of $61,563 and $61,563, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the three and six months ended June 30, 2012 of $217,514 and $399,296, respectively, and recorded dividends of $69,041 and $128,219 for the three and six months ended June 30, 2011, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

The Company has classified the Series C redeemable preferred stock in the equity section in its consolidated balance sheets. As of June 30, 2012 and December 31, 2011, 1,600 and 1,150 shares of Series C preferred stock were outstanding, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

12.	WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2012 is presented below:

	Number of Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000) $
Outstanding, December 31, 2011	21,757,421	0.18	2.88	–
Granted	10,961,164	0.082
Exercised	(10,961,164)	0.082
Forfeited/Canceled	–	–
Outstanding, June 30, 2012	21,757,421	0.18	2.38	–

Exercisable, June 30, 2012	21,757,421	0.18	2.38	–

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at June 30, 2012:

Warrants Outstanding and Exercisable

Exercise Price $	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price $
.10 - .11	15,916,785	2.09	0.10
.20 - .30	1,630,000	3.50	0.25
.38-.39	1,330,636	5.07	0.39
.40-.45	2,065,000	1.56	0.42
0.70	815,000	3.50	0.70
	21,757,421

During the six months ended June 30, 2012, the Company issued to Socius 10,961,164 warrants which were exercised immediately through Socius issuing the Company a note receivable as discussed in Note 11.

13.	STOCKHOLDERS’ EQUITY TRANSACTIONS

On April 26, 2012, at the Annual Meeting of the Company’s Shareholders, the Company’s shareholders approved an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of the Company’s common stock, par value $0.001 per share, at a ratio not less than one-for-twenty and not greater than one-for-eighty, and reduce the number of authorized shares of the Company’s common stock in the same proportion as the reverse split, with the exact ratio to be set within such range in the discretion of the Board of Directors without further approval or authorization of the Company’s shareholders, provided that the Board of Directors determines to effect the reverse stock split and proportional reduction in authorized shares of common stock and such amendment is filed with the Secretary of State of Delaware no later than December 31, 2012.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

On March 16, 2012, the Company issued 31,578,947 shares of common shares in exchange for promissory notes of $2,500,000 and $500,000 as discussed in Note 11.

On June 18, 2012, the Company issued 34,188,034 shares of common shares in exchange for promissory notes of $2,000,000 and $400,000 as discussed in Note 11.

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Gary Rabin. Per the agreement, the Company agreed to issue 10,000,000 shares of restricted stock which vests in equal installments on the last day of each calendar quarter commencing on July 31, 2011 and ending on December 31, 2013. During the six months ended June 30, 2012, the Company issued 2,000,000 shares of common stock pursuant to the agreement. As of June 30, 2012, 4,000,000 shares have been issued. The Company valued the 10,000,000 shares at $0.185 per share for a value of $1,850,000 which will be amortized over 30 months. During the three and six months ended June 30, 2012, the Company recorded $185,000 and $370,000 as payroll expense in the consolidated statements of operations.

On August 8, 2011, the Company entered into a new employment agreement with Robert Lanza. Per the agreement, the Company agreed to issue 15,000,000 shares of restricted stock with 6,000,000 shares vesting immediately and the remaining 9,000,000 shares vesting over a 21 months period beginning on January 31, 2012. During the six months ended June 30, 2012, the Company issued 2,571,428 shares of common stock pursuant to the agreement. As of June 30, 2012, 8,571,428 shares have been issued. The Company valued the 15,000,000 shares at $0.1571 per share for a value of $2,356,500 which will be amortized through September 30, 2013. During the three and six months ended June 30, 2012, the Company recorded $163,142 and $326,284 as payroll expense in the accompanying consolidated statements of operations.

On January 31, 2012, February 7, 2012 and May 8, 2012, the Company issued 238,237,459, 1,364,171 and 800,000 shares, respectively, to various debt and warrant holders as part of the global settlement as discussed in Note 6. The shares were valued at $26,428,179. The Company reduced the accrued settlement by $26,356,179 and the loss contingency accrual by $72,000 with the issuance of the shares.

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

On March 30, 2012, the Company issued various board members 792,832 shares of common stock valued at $73,500 as compensation for board services.

On June 29, 2012, the Company issued various board members 1,009,720 shares of common stock valued at $70,250 as compensation for board services.

14.	STOCK-BASED COMPENSATION

Stock Plans

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant	Total Authorized
2004 Stock Plan	2,492,000	70,000	308,000	2,800,000
2004 Stock Plan II	1,301,161	1,071,161	–	1,301,161
2005 Stock Plan	104,042,168	99,531,642	146,968,865	251,011,033
	107,835,329	100,672,803	147,276,865	255,112,194

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

Stock Option Activity

A summary of option activity for the six months ended June 30, 2012 is presented below:

	Number of Options	Weighted Average Exercise	Weighted Average Remaining Contractual	Aggregate Intrinsic
Outstanding, December 31, 2011	91,800,285	$0.23	8.19	$
Granted	9,872,518	0.10
Exercised	–	–
Forfeited/canceled	(1,000,000)	0.12
Outstanding, June 30, 2012	100,672,803	$0.22	7.95		$700

Vested and expected to vest at June 30, 2012	96,610,824	$0.22	7.91		$700

Exercisable, June 30, 2012	68,426,814	$0.23	7.52		$700

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2012.

	Options Outstanding			Options Exercisable
Exercise Price	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)
0.05	70,000	$0.05	2.12	70,000	$0.05	2.12
0.08 - 0.09	14,252,022	0.09	7.93	9,421,620	0.09	8.09
0.10 - 0.157	42,261,769	0.12	8.52	30,822,732	0.12	8.01
0.185 - 0.21	26,735,835	0.19	8.15	16,759,285	0.20	7.64
0.25 - 0.45	11,071,161	0.36	8.38	5,071,161	0.35	7.63
0.85	5,604,099	0.85	2.59	5,604,099	0.85	2.59
1.35 - 2.48	677,917	$2.04	3.36	677,917	$2.04	3.36
	100,672,803			68,426,814

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012 and 2011

(Unaudited)

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the six months ended June 30, 2012 are as follows:

June 30,2012
Risk-free interest rate	1.04%
Expected life of the options	6.26 years
Expected volatility	160%
Expected dividend yield	0%
Expected forfeitures	13%

As of June 30, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $4,333,291, which is expected to be recognized over a weighted average period of approximately 2.95 years.

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

June 30, 2012 and 2011

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

The Company determined that an accrual was necessary at June 30, 2012, which is included in the “loss contingency accrual” amount on the consolidated balance sheets. See Note 7.

Camofi Master LOC

Camofi Master LOC and Camzhn Master LOC (the "Camofi Parties") filed their Complaint on October 13, 2011. In their Complaint, the Camofi Parties argue that as a result of the transactions between the Company and JMJ, Gemini Master Fund, Ltd. and Midsummer Investment, Ltd. respectively, the exercise prices in their Warrants and debentures should have been reduced. Consequently, the Camofi Parties argue that they have been denied the right to receive, in total, at least 130,795,594 shares of the Company's common stock, which has allegedly resulted in losses to the Camofi Parties of at least $22,265,951. The Camofi Parties also seek unspecified damages, in an amount to be proven at trial, based upon the Company’s alleged failure to lower the conversion price of the debentures and to provide proper notice of reduction in exercise price and conversion price. On November 18, 2011, the Company answered the Complaint and asserted affirmative defenses. Discovery has commenced in this case. The Company has evaluated this complaint in the frame work of ASC 450 and believes that the consolidated financial statements as of June 30, 2012 properly reflect management’s consideration of ASC 450. Management intends to contest this case vigorously if a reasonable settlement cannot be achieved.

Securities and Exchange Commission – Civil Action

In May 2012, the Company was named as a defendant in a civil action brought by the Securities and Exchange Commission related to transactions involving the sale and issuance of the Company’s securities. The Securities and Exchange Commission alleges that certain sales of shares to outside organizations, completed in late 2008 and early 2009 under the Company’s former management, resulted in $3.5 million in proceeds to the Company in violation of Section 3(a)(10) of the Securities Act of 1933, as amended. The Company expensed the $3.5 million as “fines and penalties” in the consolidated statement of operations and recorded the $3.5 million liability to “loss contingency accrual” in the consolidated balance sheet.

See Note 6 “Accrued Settlement” and Note 7 “Loss Contingency Accrual”

16.	RELATED PARTY TRANSACTIONS

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

17.	SUBSEQUENT EVENTS

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Subsequent events have been evaluated as of the date of this filing and no further disclosures were required.

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

On January 1, 2008, we adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

—	Level 1 inputs to the valuation methodology are quoted prices for identical assets or liabilities in active markets.

—	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

—	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2012 and 2011

	Three Months Ended June 30,		Three Months Ended June 30,
	2012		2011
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$218,184	100.0%	$153,688	100.0%
Cost of revenue	15,609	7.2%	281,500	183.2%
Gross profit	202,575	92.8%	(127,812)	-83.2%
Research and development expenses	2,068,098	947.9%	1,532,271	997.0%
General and administrative expenses	2,612,471	1197.4%	1,951,728	1269.9%
Loss on settlement of litigation	–	0.0%	–	0.0%
Non-operating income (expense)	518,551	237.7%	(1,208,338)	-786.2%
Net loss	$(3,959,443)	-1814.7%	$(4,820,149)	-3136.3%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. Revenue was $218,184 for the three months ended June 30, 2012 and increase of $64,496 or 42% compared to the three months ended June 30, 2011. The increase is due to the receipt of $150,000 that was recognized as revenue during the current period offset by license agreements that were terminated in 2011.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  R&D expenditures for the three months ended June 30, 2012 increased from $1,532,271 in 2011 to $2,068,098 for 2012 for an increase of $535,827 or 35%.  The increase in R&D expenditures during 2012 as compared to 2011 was primarily due to compensation increase of approximately $561,000, legal fees of approximately $69,000 and other expenses of approximately $26,000 offset by an increase in grant reimbursements of $120,000.

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

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 increased by $660,743 to $2,612,471 in 2012 compared to $1,951,728 for the three months ended June 30, 2011. This increase was primarily a result of an increase in option compensation charges of 460,000, legal fees of $357,000 offset by a decrease in bonuses of approximately $125,000.

Other Income (Expense)

Other income (expense) consisted of the following:

	For the three months ended June 30,
	2012	2011	$ Change	% Change
Interest income	4,508	10,765	(6,257)	-58%
Interest expense and late fees	(275,292)	(272,171)	(3,121)	1%
Finance cost	3,555,254	(245,734)	3,800,988	-1547%
Fines and penalties	(3,500,000)	–	(3,500,000)	-100%
Adjustments to fair value of derivatives	734,081	(701,198)	1,435,279	-205%
Total non-operating income (expense)	518,551	(1,208,338)	1,726,889

Interest expense remained consistent for the three months ended June 30, 2011 compared to the three months ended June 30, 2012.

Finance costs decreased by $3,800,933 due to the change in estimates related to the settlement and warrant related litigation. Our estimates are based on an estimated number of shares to be issued multiplied by the share price at each reporting date. During the three months ended June 30, 2012, we increased the number of possible shares to be issued by approximately 25,543,037 and decreased the share price from $0.09 to $0.06. (see footnote 6).

Fines and penalties increased $3,500,000 during the three months ended June 30, 2012 compared to the three months ended June 30, 2011. We have been named as a defendant in a civil action brought by the Securities and Exchange Commission related to transactions involving the sale and issuance of our securities. The Securities and Exchange Commission alleges that certain sales of shares to outside organizations, completed in late 2008 and early 2009 under the company’s former management, resulted in $3.5 million in proceeds to us in violation of Section 3(a)(10) of the Securities Act of 1933, as amended.

Adjustment to fair value of derivatives changed from a loss of $701,198 during the three months ended June 30, 2011, to a gain of $734,081 during the three months ended June 30, 2012. The change of $1,435,279 is due to the fluctuation in our share price and the reduction in the number of outstanding warrants. Our share price increased from $0.18 at March 31, 2011 to $0.19 at June 30, 2011 which resulted in an increase in derivative fair value of approximately $701,000. Our share price changed from $0.09 at March 31, 2012 to $0.06 at June 30, 2012 which resulted in a decrease in derivative fair value of approximately $734,000. At June 30, 2011 there were approximately 95,311,218 warrants outstanding compared to approximately 21,757,000 at June 30, 2012.

Comparison of Six Months Ended June 30, 2012 and 2011

	Six Months Ended June 30,2012		Six Months Ended June 30,2011
	Amount	% of Revenue	Amount	% of Revenue
Revenue	$273,869	100.0%	$307,376	100.0%
Cost of revenue	31,218	11.4%	304,400	99.0%
Gross profit	242,651	88.6%	2,976	1.0%
Research and development expenses	4,508,640	1646.3%	3,007,044	978.3%
General and administrative expenses	5,631,476	2056.3%	5,149,254	1675.2%
Loss on settlement of litigation	–	0.0%	294,144	95.7%
Non-operating income (expense)	225,532	82.4%	285,280	92.8%
Net loss	$(9,671,933)	-3531.6%	$(8,162,186)	-2655.4%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the six months ended June 30, 2012, was due to license agreements that were terminated in 2011.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  R&D expenditures increased from $3,007,044 in 2011 to $4,508,640 for 2012 for an increase of $1,501,596 or 50%.  The increase in R&D expenditures during 2012 as compared to 2011 was primarily due to compensation increase of approximately $1,367,000, clinical trials of approximately $62,000, legal fees of approximately $146,000 and other expenses of approximately $47,000 offset by an increase in grant reimbursements of $120,000..

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

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2012 increased $482,222 or 9% to $5,631,476 compared to $5,149,254 for the six months ended June 30, 2011. This increase was primarily a result of an increase in compensation and stock issued for services of approximately $995,000 and legal expenses of approximately $724,000 offset by a decrease in consultant expenses of approximately $1,218,000.

Other Income (Expense)

Other income (expense) consisted of the following:

	For the six months ended June 30,
	2012	2011	$ Change	% Change
Interest income	9,585	22,549	(12,964)	-57%
Interest expense and late fees	(547,616)	(953,881)	406,265	-43%
Finance cost	3,671,081	(2,871,609)	6,542,690	-228%
Fines and penalties	(3,500,000)	–	(3,500,000)	-100%
Adjustments to fair value of derivatives	592,482	4,088,221	(3,495,739)	-86%
Total non-operating income (expense)	225,532	285,280	(59,748)

Interest expense decreased from $953,881 for the six months ended June 30, 2011 to $547,616 for the six months ended June 30, 2012. The decrease was primarily due to the $365,000 deferred offering costs related to the Series B Preferred Stock which were recorded to interest expense during the six months ended June 30, 2011.

Finance costs decreased by $6,542,690 for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. During the six months ended June 30, 2011, we incurred approximately $2,400,000 in financing costs associated with the Gemini Master Fund warrant settlement. During the six months ended June 30, 2012, we had income of $3,671,081 due to the change in estimates related to the settlement and warrant related litigation. The number of estimated shares to be issued increased during the six months ended June 30, 2012 by approximately 81,099,000 shares, but the estimated share price decreased from $0.13 to $0.06 during the same period.

Fines and penalties increased $3,500,000 during the six months ended June 30, 2012 compared to the six months ended June 30, 2011. We have been named as a defendant in a civil action brought by the Securities and Exchange Commission related to transactions involving the sale and issuance of our securities. The Securities and Exchange Commission alleges that certain sales of shares to outside organizations, completed in late 2008 and early 2009 under the company’s former management, resulted in $3.5 million in proceeds to us in violation of Section 3(a)(10) of the Securities Act of 1933, as amended.

Adjustment to fair value of derivatives changed from a gain of $4,088,221 during the six months ended June 30, 2011, to a gain of $592,482 during the six months ended June 30, 2012. The change of $3,495,739 is due to the fluctuation in our share price and the reduction in the number of outstanding warrants. Our share price changed from $0.21 at December 31, 2010 to $0.19 at June 30, 2011 which resulted in a decrease in derivative fair value of approximately $4,088,000. Our share price changed from $0.08 at December 31, 2011 to $0.06 at June 30, 2012 which resulted in a decrease in derivative fair value of approximately $593,000. At June 30, 2011 there were approximately 95,311,218 warrants outstanding compared to approximately 21,757,000 at June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(7,716,202)	$(6,689,195)
Net cash used in investing activities	(24,269)	(36,830)
Net cash provided by financing activities	4,500,000	6,950,940
Net increase (decrease) in cash and cash equivalents	(3,240,471)	224,915
Cash and cash equivalents at the end of the period	$9,862,536	$16,114,324

Operating Activities

Our net cash used in operating activities during the six months ended June 30, 2012 and 2011 was $7,716,202 and $6,689,195, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures.

Cash Flows from Investing

Cash used in investing activities during the six months ended June 30, 2012 and 2011 was $24,269 and $36,830, respectively. Our cash used in investing activities during the six months ended June 30, 2012 was attributed to the purchase of fixed assets for approximately $24,269.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the six months ended June 30, 2012 and 2011 was $4,500,000 and $6,950,940, respectively. During the six months ended June 30, 2012, we received $4,500,000 from the issuance of 450 shares of Series C Preferred stock.

We plan to fund our operations for the foreseeable future from the following sources:

—	As of June 30, 2012, we have approximately $9,862,536 in cash.
—	As of June 30, 2012, approximately $1,580,000 is available to us upon the sale of our Series A-1 preferred stock for a maximum placement commitment of $5 million subject to compliance with the transactions agreement.
—	As of June 30, 2012, $9,000,000 is available to us upon the sale of our Series C preferred stock for a maximum placement commitment of $25,000,000 subject to compliance with the transactions agreement.
—	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended June 30, 2012, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 2012, the Company was named as a defendant in a civil action brought by the Securities and Exchange Commission related to transactions involving the sale and issuance of the Company’s securities. The Securities and Exchange Commission alleges that certain sales of shares to outside organizations, completed in late 2008 and early 2009 under the company’s former management, resulted in $3.5 million in proceeds to the company in violation of Section 3(a)(10) of the Securities Act of 1933, as amended.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 29, 2012, we issued various board members 1,109,720 shares of common stock for services.

On June 29, 2012, we issued 1,000,000 shares of common stock to Gary Rabin pursuant to his employment agreement.

On June 29, 2012, we issued 1,285,714 shares of common stock to Robert Lanza pursuant to his employment agreement.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*
101.SCH	XBRL Extension Schema*
101.CAL	XBRL Calculation Linkbase*
101.DEF	XBRL Definition Linkbase*
101.LAB	XBRL Label Linkbase*
101.PRE	XBRL Presentation Linkbase*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ Gary Rabin
Gary Rabin
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: August 8, 2012

