Form 10-K/A
period 2011-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2012-10-26
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

ADVANCED CELL TECHNOLOGY, INC.

AMENDMENT NO. 1 TO THE

2011 ANNUAL REPORT ON FORM 10-K

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K for the year ended December 31, 2011, amends our Annual Report on Form 10-K for the year ended December 31, 2011, which was originally filed with the Securities and Exchange Commission on March 1, 2012 (the “Original 10-K”) This amendment is being filed solely to make certain amendments to the Executive Compensation section, including:

•	To revise the compensation discussion and analysis section to further expand the discussion of Gary Rabin’s bonus;
•	To add the Grants of Plan-Based Awards Table;
•	To revise the description of Gary Rabin’s employment agreement; and
•	To revise the description of Robert Lanza’s employment agreement;

Except with respect to the Executive Compensation section, the Original 10-K has not been amended, updated or otherwise modified.

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

The following table identifies the issued patents we own or license that we believe currently support our products and technology platform.

Owned by Advanced Cell Technology, Inc.

Patent Number	Country	Filing Date	Issue Date	Expiration Date*	Title

7838727	United States	11/4/2005	11/23/2010	3/29/2026	DERIVATION OF EMBRYONIC STEM CELLS

7893315	United States	5/3/2007	2/22/2011	11/4/2025	DERIVATION OF EMBRYONIC STEM CELLS AND EMBRYONIC-DERIVED CELLS

7736896	United States	7/20/2005	6/15/2010	1/11/2026	MODALITIES FOR THE TREATMENT OF DEGENERATIVE DISEASES OF THE RETINA

516236	New Zealand	6/30/2000	4/7/2005	6/30/2020	CYTOPLASMIC TRANSFER TO DE-DIFFERENTIATE RECIPIENT CELLS

2002322522	Australia	7/18/2002	5/17/2010	7/18/2022	METHODS AND COMPOSITIONS FOR CELL THERAPY

6808704	United States	9/6/2000	10/26/2004	2/18/2021	METHOD FOR GENERATING IMMUNE-COMPATIBLE CELLS AND TISSUES USING NUCLEAR TRANSFER TECHNIQUES

783162	Australia	9/6/2000	1/12/2006	9/6/2020	METHOD FOR GENERATING IMMUNE-COMPATIBLE CELLS AND TISSUES USING NUCLEAR TRANSFER TECHNIQUES

265679	Mexico	9/6/2000	4/3/2009	9/6/2020	METHOD FOR GENERATING IMMUNE-COMPATIBLE CELLS AND TISSUES USING NUCLEAR TRANSFER TECHNIQUES

536786	New Zealand	11/24/2004	1/11/2007	9/6/2020	METHOD FOR GENERATING IMMUNE-COMPATIBLE CELLS AND TISSUES USING NUCLEAR TRANSFER TECHNIQUES

782385	Australia	10/13/2000	11/3/2005	10/13/2020	METHODS OF PRODUCING DIFFENTIATED PROGENITOR CELLS AND LINEAGE-DEFECTIVE EMBRYONIC STEM CELLS

518191	New Zealand	10/13/2000	5/10/2004	10/13/2020	METHODS OF PRODUCING DIFFENTIATED PROGENITOR CELLS AND LINEAGE-DEFECTIVE EMBRYONIC STEM CELLS

531844	New Zealand	9/6/2000	12/8/2005	9/6/2020	TELOMERE RESTORATION AND EXTENSION OF CELL LIFE-SPAN IN ANIMALS CLONED FROM SENESCENT SOMATIC CELLS

7910369	United States	8/24/2005	3/22/2011	10/10/2025	NOVEL CULTURE SYSTEMS FOR EX VIVO DEVELOPMENT

7621606	United States	8/27/2002	11/24/2009	8/27/2022	TRANS-DIFFERENTIATION AND RE-DIFFERENTIATION OF SOMATIC CELLS AND PRODUCTION OF CELLS FOR CELL THERAPIES

7794704	United States	1/24/2005	9/14/2010	1/11/2026	METHODS FOR PRODUCING ENRICHED POPULATIONS OF HUMAN RETINAL PIGMENT EPITHELIUM CELLS FOR TREATMENT OF RETINAL DEGENERATION

7795025	United States	7/21/2006	9/14/2010	1/11/2026	METHODS FOR PRODUCING ENRICHED POPULATIONS OF HUMAN RETINAL PIGMENT EPITHELIUM CELLS

2005207042	Australia	1/24/2005	12/23/2010	1/24/2025	MODALITIES FOR THE TREATMENT OF DEGENERATIVE DISEASES OF THE RETINA

ZL200580007359.0	China	1/24/2005	6/29/2011	1/24/2025	MODALITIES FOR THE TREATMENT OF DEGENERATIVE DISEASES OF THE RETINA

548929	New Zealand	1/24/2005	2/25/2011	1/24/2025	MODALITIES FOR THE TREATMENT OF DEGENERATIVE DISEASES OF THE RETINA

7696404	United States	12/27/2002	4/13/2010	11/29/2020	EMBRYONIC OR STEM-LIKE CELL LINES PRODUCED BY CROSS SPECIES NUCLEAR TRANSPLANTATION…

ZL00818200.0	China	12/20/2000	10/18/2006	12/20/2020	METHOD TO PRODUCE CLONED EMBRYOS AND ADULTS FROM CULTURED CELLS

519347	New Zealand	12/20/2000	11/11/2004	12/20/2020	METHOD TO PRODUCE CLONED EMBRYOS AND ADULTS FROM CULTURED CELLS

8017393	United States	4/13/2007	9/13/2011	4/13/2026	HEMANGIO-COLONY FORMING CELLS

5453366	United States	3/15/1993	9/26/1995	9/26/2012	METHOD OF CLONING BOVINE EMBRYOS

5496720	United States	2/10/1993	3/5/1996	3/5/2013	PARTHENOGENIC OOCYTE ACTIVATION

6194202	United States	3/4/1996	2/27/2001	2/10/2013	PARTHENOGENIC OOCYTE ACTIVATION

6077710	United States	10/21/1998	6/20/2000	2/10/2013	PARTHENOGENIC OOCYTE ACTIVATION

6680199	United States	5/22/2000	1/20/2004	2/10/2013	IN VITRO ACTIVATION OF MAMMALIAN OOCYTES

 Owned by Advanced Cell Technology, Inc.'s wholly-owned subsidiary Mytogen, Inc.

Patent Number	Country	Filing Date	Issue Date	Expiration Date*	Title

6673604	United States	7/24/2000	1/6/2004	7/24/2020	MUSCLE CELLS AND THEIR USE IN CARDIAC REPAIR**

6432711	United States	11/1/1994	8/13/2002	8/13/2019	EMBRYONIC STEM CELLS CAPABLE OF DIFFERENTIATING INTO DESIRED CELL LINES

University of Massachusetts Exclusive License to Advanced Cell Technology, Inc.

Patent Number	Country	Filing Date	Issue Date	Expiration Date*	Title

7951591	United States	2/27/2003	5/31/2011	7/31/2022	GYNOGENETIC OR ANDROGENETIC PRODUCTION OF PLURIPOTENT CELLS AND CELL LINES, AND USE THEREOF TO PRODUCE DIFFERENTIATED CELLS AND TISSUES

782846	Australia	10/27/2000	12/15/2005	10/27/2020	GYNOGENETIC OR ANDROGENETIC PRODUCTION OF PLURIPOTENT CELLS AND CELL LINES, AND USE THEREOF TO PRODUCE DIFFERENTIATED CELLS AND TISSUES

ZL00816098.8	China	10/27/2000	2/6/2009	10/27/2020	GYNOGENETIC OR ANDROGENETIC PRODUCTION OF PLURIPOTENT CELLS AND CELL LINES, AND USE THEREOF TO PRODUCE DIFFERENTIATED CELLS AND TISSUES

149175	Israel	10/27/2000	3/31/2011	10/27/2020	GYNOGENETIC OR ANDROGENETIC PRODUCTION OF PLURIPOTENT CELLS AND CELL LINES, AND USE THEREOF TO PRODUCE DIFFERENTIATED CELLS AND TISSUES

518365	New Zealand	10/27/2000	8/12/2004	10/27/2020	GYNOGENETIC OR ANDROGENETIC PRODUCTION OF PLURIPOTENT CELLS AND CELL LINES, AND USE THEREOF TO PRODUCE DIFFERENTIATED CELLS AND TISSUES

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

/s/ SingerLewak LLP

Los Angeles, California

March 1, 2012

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

	December 31,	December 31,
	2011	2010

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$13,103,007	$15,889,409
Deferred royalty fees, current portion	62,435	91,598
Prepaid expenses	241,248	-
Total current assets	13,406,690	15,981,007

Property and equipment, net	154,771	185,102
Deferred royalty fees, less current portion	232,652	295,089
Deposits	14,766	14,766
Deferred costs, net of amortization of $4,854,556 and $4,152,812, respectively	1,376,447	2,578,188

TOTAL ASSETS	$15,185,326	$19,054,152

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,128,562	$1,982,743
Accrued expenses	2,538,545	4,971,304
Accrued settlement	34,155,552	3,205,856
Loss contingency accrual	16,704,169	-
Deferred revenue, current portion	222,739	506,418
2009 Convertible promissory notes, current portion, net of discounts of $0 and $19,229, respectively	-	132,680
Embedded conversion option liabilities, current portion	-	537,249
Deferred joint venture obligations, current portion	-	6,870
Total current liabilities	55,749,567	11,343,120

Convertible promissory notes, less current portion, net of discounts of $158,142 and $122,463, respectively	129,643	2,780
Embedded conversion option liabilities, less current portion	253,530	482,686
Warrant and option derivative liabilities	1,671,047	27,307,218
Deferred revenue, less current portion	2,076,257	2,298,997
Total liabilities	59,880,044	41,434,801

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, 113 and 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,472,262 and $1,349,657, respectively	1,429,126	1,272,441

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 and 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 1,150 and 400 shares issued and outstanding	1	-
Common stock, $0.001 par value; 1,750,000,000 shares authorized, 1,743,569,255, and 1,439,826,362 shares issued and outstanding	1,743,569	1,439,826
Additional paid-in capital	229,319,208	166,033,976
Promissory notes receivable, net of discount of $4,278,016 and $3,322,630, respectively	(23,381,185)	(10,177,370)
Accumulated deficit	(253,805,438)	(180,949,523)
Total stockholders' deficit	(46,123,844)	(23,653,090)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$15,185,326	$19,054,152

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

Specific salary and bonus levels, as well as the amount and timing of equity incentive grants, are determined informally and judgmentally, on an individual-case basis, taking into consideration each executive's unique talents and experience as they relate to our needs. With respect to equity compensation, the Compensation Committee approves all option grants, generally based on the recommendation of the chairman and chief executive officer. Executive compensation is paid or granted pursuant to each executive's compensation agreement. Compensation adjustments are made occasionally based on changes in an executive's level of responsibility or on changed local and specific executive employment market conditions. Based on these factors the Compensation Committee approved the execution of employment agreements with the Company’s only two executive officers.

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

Pursuant to Mr. Rabin’s original employment agreement, dated December 14, 2010, the Company granted Mr. Rabin a performance bonus on April 15, 2011 of $207,692 and an additional performance bonus of $150,000 on July 15, 2011. Under this original employment agreement, the Company agreed to pay Mr. Rabin a performance bonus of not less than $144,000 (30% of base salary) and not more than $720,000 (150% of base salary) annually, with the actual amount to be determined by the Compensation Committee and payable by the Company quarterly on a pro rata basis, based on the performance of Mr. Rabin and the Company, with reference to performance goals and/or metrics established by the Compensation Committee in consultation with Mr. Rabin. Such performance goals and/or metrics had not been established at the time of the grant of Mr. Rabin’s $207,692 or $150,000 bonuses, and Mr. Rabin’s bonuses of $207,692 and $150,000 were calculated based on 150% and 125% of his base salary (150% being the maximum amount payable under the original employment agreement), respectively, from the period December 24, 2010 through March 31, 2011, and April 1, 2011 to June 30, 2011, respectively. Pursuant to Mr. Rabin’s amended and restated employment agreement, dated July 1, 2011, the Company awarded Mr. Rabin a retention bonus on August 5, 2011 of $41,667, and a performance bonus of $250,000 on December 31, 2011. Mr. Rabin’s amended and restated employment agreement provided for an annual guaranteed minimum performance bonus of $100,000, with the actual amount to be determined by the Compensation Committee, based on the performance of Mr. Rabin and the Company with reference to performance goals and/or metrics established by the Compensation Committee in consultation with Mr. Rabin. Such performance goals and/or metrics had not been established at the time of the grant of Mr. Rabin’s $250,000 bonus, and the $250,000 bonus amount was determined by the Compensation Committee’s in its discretion based on its subjective assessment of Mr. Rabin’s performance. On July 1, 2011, (1) 10,000,000 restricted shares of common stock (2) a non-qualified option to purchase 10,000,000 shares of common stock with an exercise price per share equal to the fair market value on the date of grant, (3) a non-qualified option to purchase 5,000,000 shares of common stock with a price per share equal to $0.30; and (4) a non-qualified option to purchase 5,000,000 shares of common stock with a price per share equal to $0.45 were granted to Mr. Rabin. Bonuses and options were awarded to Mr. Rabin in accordance with his original and his amended and restated employment agreement, as applicable.

On January 10, 2011, the Company granted Dr. Lanza 1,783,333 options with a share price equal to the Company’s stock price as of the closing trading date the Agreement was signed. On July 1, 2011, the Company granted Dr. Lanza (1) 15,000,000 restricted shares of common stock , and (2) a non- qualified option to purchase 15,000,000 shares of common stock with an exercise price equal per share equal to the Company’s stock price as of the close of trading date the Agreement was signed.

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

Employment Agreements

Employment Agreement with Gary Rabin

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Gary H. Rabin (the “Rabin

Agreement”). Pursuant to the Rabin Agreement, the parties agreed as follows:

•	Mr. Rabin will serve as the Company’s chief executive officer and chief financial officer for a term commencing on July 1, 2011 until December 31, 2013 (subject to earlier termination as provided therein).

•	The Company will pay Mr. Rabin a base salary of $500,000 per year, through December 31, 2011, which amount shall increase at the end of each year of the Rabin Agreement, by an amount determined by the board, but by not less than 5% per year.

•	The Company agreed to pay Mr. Rabin a retention bonus of $41,667 within 10 days of execution of the Rabin Agreement. The retention bonus was paid on August 5, 2011.

•	The Company shall pay Mr. Rabin an annual incentive bonus, which will be calculated by reference to the 10-day volume weighted average price (“VWAP”) of the Company’s common stock, determined as follows:

The VWAP will be measured at June 30, 2011 (the “June 30 VWAP”), December 31, 2011 (the “2011 VWAP”), December 31, 2012 (the “2012

VWAP ”), and December 31, 2013 (the “2013 VWAP”), and the amount of the incentive bonus for a given year shall be as follows:

For 2011, (x) if the 2011 VWAP is less than 150% of the June 30 VWAP (the “2011 Baseline”), the incentive bonus shall be zero; (y) if the 2011 VWAP is at least 150% of the 2011 Baseline but less than 200% of the 2011 Baseline, the incentive bonus shall be $200,000; and (z) if the 2011 VWAP is at least 200% of the 2011 Baseline, the incentive bonus shall be $450,000.

For 2012, (x) if the 2012 VWAP is less than 150% of the higher of the June 30 VWAP or the 2011 VWAP (such higher VWAP, the “2012

Baseline ”), the incentive bonus shall be zero; (y) if the 2012 VWAP is at least 150% of the 2012 Baseline but less than 200% of the 2012

Baseline, then the incentive bonus shall be $500,000; and (z) if the 2012 VWAP is at least 200% of the 2012 Baseline, then the incentive bonus shall be $1,000,000. For 2013, (x) if the 2013 VWAP is less than 150% of the higher of the June 30 VWAP or the 2012 VWAP (such higher VWAP, the “2013 Baseline”), the incentive bonus shall be zero; (y) if the 2013 VWAP is at least 150% of the 2013 Baseline but less than 200% of the 2013 Baseline, then the incentive bonus shall be $500,000; and (z) if the 2013 VWAP is at least 200% of the 2013 Baseline, then the incentive bonus shall be $1,000,000.

•	The Company shall pay Mr. Rabin a performance bonus in amount (not less than $100,000 per year) to be determined by the Compensation Committee of the Board of Directors.

•	The Company agreed to issue to Mr. Rabin, upon execution of the Rabin Agreement, (i) 10,000,000 shares of common stock, (ii) an option to purchase 10,000,000 shares of common stock with an exercise price equal to fair market value on the date of grant, (iii) an option to purchase 5,000,000 shares of common stock with an exercise price of $0.30, and (iv) an option to purchase 5,000,000 shares of common stock with an exercise price of $0.45. The options will vest, and the shares will no longer be subject to the Company’s right to repurchase for aggregate consideration of $1.00, in equal installments on the last day of each calendar quarter commencing on July 1, 2011 and ending on December 31, 2013.

•	If Mr. Rabin’s employment under the Rabin Agreement were to be terminated by the Company without Cause (as defined therein), or if Mr. Rabin resigns for Good Reason (as defined therein), the Company will pay Mr. Rabin (in addition to unpaid base salary, performance bonus and incentive bonus to the date of termination), a lump sum equal to the aggregate installments of base salary in effect on the date of termination and otherwise payable in respect of the period commencing on the date immediately subsequent to the date of termination and ending on the earlier to occur of the first anniversary of such date and December 31, 2013.

Cause is defined under the Rabin Agreement as:

•	an act or acts of fraud or dishonesty undertaken by Mr. Rabin during the course of his employment;

•	misconduct by Mr. Rabin that is willful or deliberate on Mr. Rabin’s part and that, in either event, is materially injurious to Company, monetarily or otherwise;

•	the indictment, formal charge, conviction of Mr. Rabin of, or Mr. Rabin entering of a plea of nolo contendere to, a misdemeanor involving fraud, theft, dishonesty or moral turpitude or a felony, or Mr. Rabin’s debarment by the U.S. Food and Drug Administration from working in or providing services to any pharmaceutical or biotechnology company; or

•	the material breach of any terms and conditions of the Rabin Agreement by Mr. Rabin, which failure or breach has not been cured by Mr. Rabin within 30 days after written notice thereof to Mr. Rabin from Company; or Mr. Rabin’s failure to perform his duties or follow the lawful directions of the Board, which failure has not been cured by Mr. Rabin within 30 days after written notice thereof to Mr. Rabin from the Company

Good Reason is defined in the Rabin Agreement as:

(i) any removal of Mr. Rabin from, or any failure to nominate or re-elect Mr. Rabin to, his current office and/or as the Chairman of the Board, except in connection with the termination of Mr. Rabin’s employment for death, disability or Cause;

(ii) the failure of Company to obtain the assumption of the Rabin Agreement by any successor to the Company;

(iii) in the event of a Change in Control (as defined in the Employment Agreement):

a. (1) any reduction in Mr. Rabin's then-current base salary or any material reduction in Mr. Rabin's comprehensive benefit package (other than changes, if any, required by group insurance carriers applicable to all persons covered under such plans or changes required under applicable law), without Mr. Rabin’s prior written consent, or (2) the assignment to Mr. Rabin of duties that represent or constitute a material adverse change in Mr. Rabin's position, duties, responsibilities and status with Company immediately prior to a Change in Control, without Mr. Rabin’s prior written consent, or (3) a material adverse change in Mr. Rabin's reporting responsibilities, titles, offices, or any removal of Mr. Rabin from, or any failure to re-elect Mr. Rabin to, any of such positions; except in connection with the termination of Mr. Rabin’s employment for Cause, upon the disability or death of Mr. Rabin, or upon the voluntary termination by Mr. Rabin;

b. the relocation of Mr. Rabin’s place of employment from the location at which Mr. Rabin was principally employed immediately prior to the date of the Change in Control to a location more than 50 miles from such location, without Mr. Rabin’s prior written consent; or Agreement; or

c. the failure of any successor to Company to assume and agree to perform Company's obligations under the Rabin

(iv) the material breach of any terms and conditions of the Rabin Agreement by the Company.

A Change in Control is defined in the Rabin Agreement as (1) a sale of all or substantially all of the Company's assets, or (2) any merger, consolidation or other business combination transaction of the Company with or into another corporation, entity or person, other than a transaction in which the holders of at least a majority of the shares of voting capital stock of the Company outstanding immediately prior to such transaction continue to hold (either by such shares remaining outstanding or by their being converted into shares of voting capital stock of the surviving entity) a majority of the total voting power represented by the shares of voting capital stock of the Company (or the surviving entity) outstanding immediately after such transaction, or (3) the direct or indirect acquisition (including by way of a tender or exchange offer) by any person, or persons acting as a group, of beneficial ownership or a right to acquire beneficial ownership of shares representing a majority of the voting power of the then outstanding shares of capital stock of the Company.

Pursuant to the terms of the Rabin Agreement, if Mr. Rabin had been terminated without Cause or had resigned for Good Reason on December 31, 2011, Mr. Rabin would have been entitled to (i) subject to Mr. Rabin executing a general release, within 60 days of December 31, 2011, a lump sum payment of $500,000 (equal to the annual base salary then in effect), and (ii) reimbursement of Mr. Rabin on a month-to-month basis of an amount equivalent to Mr. Rabin’s and Mr. Rabin’s spouse and dependent’s COBRA payments for up to 18 months following the date of termination if Mr. Rabin were to properly elective COBRA coverage, or for the maximum COBRA term allowable by then applicable law for coverage of Mr. Rabin, and his spouse and dependents, for an estimated $20,000 in reimbursements over 18 months.

Employment Agreement with Robert P. Lanza, M.D.

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Robert Lanza (the “Lanza Agreement”). Pursuant to the Lanza Agreement, the parties agreed as follows:

•	Dr. Lanza will continue serve as the Company’s chief scientific officer for a term commencing on July 1, 2011 until September 30, 2013 (subject to earlier termination as provided therein, and extension by mutual written agreement).

•	The Company will pay Dr. Lanza a base salary of $440,000 per year, which amount shall increase at the end of each year of the Lanza Agreement, by an amount determined by the board, but by not less than 5% per year. The Company may also pay Dr. Lanza annual bonuses in the Company’s sole discretion.

•	The Company agreed to issue to Dr. Lanza, upon execution of the Lanza Agreement, (i) 15,000,000 shares of common stock (of which 6,000,000 shares will vest on the date of grant, with the balance of 9,000,000 shares vesting in equal installments on the last day of each month commencing on January 31, 2012 and ending on September 30, 2013), (ii) an option to purchase 15,000,000 shares of common stock with an exercise price equal to the closing price on the date of execution (of which 6,000,000 options will vest on the date of grant, with the balance of 9,000,000 options vesting in equal installments on the last day of each month commencing on January 31, 2012 and ending on September 30, 2013).

•	If Dr. Lanza’s employment under the Lanza Agreement were to be terminated by the Company without Cause (as defined in the Lanza Agreement), or if Dr. Lanza resigns for Good Reason (as defined in the Lanza Agreement the Company will pay Dr. Lanza severance equal to one year base salary.

Cause is defined in the Lanza Agreement as A) Dr. Lanza being convicted of or pleading guilty (or no contest) to a felony or fraud, or Dr. Lanza’s violation of any criminal or civil law relating to, or that materially impacts, the Dr. Lanza's performance of his duties, (B) Dr. Lanza’s debarment, if caused by his own actions, by the United States Food and Drug Administration from working in or providing services to any pharmaceutical or biotechnology company; (C) Dr. Lanza’s material breach of the Lanza Agreement or the material failure of Dr. Lanza to properly perform Dr. Lanza’s job responsibilities, but only if Dr. Lanza did not correct (if reasonably capable of correction) such breach or failure within 30 days of written notification to Dr. Lanza by the Company of such breach or failure; or (D) commission of any act of gross fraud or misconduct with respect to the Company.

Good Reason is defined in the Lanza Agreement as A) the termination of Dr. Lanza's employment by Dr. Lanza because of a material diminution in the duties of Dr. Lanza at the direction of the Company after written notice from Dr. Lanza to the Company of the specific duties and material changes in Dr. Lanza's duties to which he objects, the reasons for his objections, and his intent to terminate his employment because of such material changes, said written notice to be served on the Company by Dr. Lanza within ninety (90) days of Dr. Lanza's knowledge of such alleged material changes, and the Company's failure to modify within thirty (30) days of the written notice the duties to Dr. Lanza conform to those duties currently in existence for the previous 90 days; (B) the termination of Dr. Lanza’s employment by Dr. Lanza because of a material breach of the Lanza Agreement by the Company after written notice from Dr. Lanza to the Company of the specific material breach asserted by Dr. Lanza, said written notice to be served on the Company by Dr. Lanza within ninety (90) days of Dr. Lanza’s knowledge of such alleged material breach, and the Company's failure to cure such breach within thirty (30) days of the written notice; or (C) the termination of Dr. Lanza’s employment by Dr. Lanza because of the relocation by Company by more than fifty (50) miles of Dr. Lanza’s place of employment without his consent, provided that Dr. Lanza provides written notice to Company of the intention to terminate employment as the result of such relocation within thirty (30) days following the date on which Dr. Lanza is given notice of the proposed relocation and the Company fails to remedy the situation within thirty (30) days of the written notice from Dr. Lanza (it being understood that Dr. Lanza will not be required to relocate temporarily in order to exercise this right) (the sale of the Company or any other change in control of the Company shall not, in and of itself, constitute a material diminution in duties of the Dr. Lanza under (A) above; and (E) the termination by the Company of Dr. Lanza’s employment as a result of a Change of Control.

Change of Control has the same definition under the Lanza Agreement as it has under the Rabin Agreement.

Pursuant to the terms of the Lanza Agreement, if Dr. Lanza had been terminated without Cause or had resigned for Good Reason on December 31, 2011, Dr. Lanza would have been entitled to total payments of $440,000 (equal to the annual base salary then in effect), payable in regular semi-monthly installments during the twelve (12) months immediately following the termination of Dr. Lanza’s employment with the Company.

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

Outstanding Equity Awards at December 31, 2011

	Option Awards					Stock Awards
						Number		Market
	Number of		Number of			of shares		value of
	Securities		Securities			or units		shares or
	Underlying		Underlying	Option	Option	of stock		units of stock
	Unexercised		Unexercised	Exercise	Expiration	that have		that have
	Options (#)		Options (#)	Price	Date	not vested		not vested
Name	Exercisable		Unexercisable	($)	($)	#		$
Gary Rabin	5,000,000	(1)	-	0.140	12/29/2020	8,000,000	(9)	640,000
Chief Executive Officer	2,000,000	(2)	8,000,000	0.185	7/1/2021
and Chairman	1,000,000	(2)	4,000,000	0.30	7/1/2021
	1,000,000	(2)	4,000,000	0.45	7/1/2021

Robert P. Lanza, M.D.,
Chief Scientific Officer	500,000	(3)	-	0.85	1/31/2015	9,000,000	(10)	720,000
	250,000	(4)	-	2.20	9/15/2015
	4,000,000	(5)	-	0.21	2/7/2018
	5,350,000	(6)	-	0.098	11/13/2019
	1,713,956	(7)	69,377	0.20	1/10/2021
	6,000,000	(8)	9,000,000	0.157	8/8/2021

(1)	These options held by Mr. Rabin vested in full as of July 1, 2011.

(2)	These options held by Mr. Rabin vest in equal installment on the last day of each calendar quarter commencing on July 1, 2011 and ending December 31, 2013.

(3)	These options held by Dr. Lanza vested in full as of January 31, 2009.

(4)	These options held by Dr. Lanza vested in full as of December 31, 2006.

(5)	These options held by Dr. Lanza vested in full as of February 7, 2010.

(6)	These options held by Dr. Lanza vested in full as of November 13, 2010.

(7)	These options held by Dr. Lanza originally vested evenly over three years but vesting was accelerated when Dr. Lanza signed a new employment agreement in 2011. Under the new vesting schedule the options will be fully vested as of March 31, 2012.

(8)	These options held by Dr. Lanza vest as follows: 6,000,000 vest immediately with remaining 9,000,000 vesting in 21 equal installments on the last day of each month beginning on January 31, 2012 and ending on September 30, 2013.

(9)	These shares were granted to Mr. Rabin under his employment contract and vest on the last day of each calendar quarter through December 31, 2013. The value is based on the closing market price of $0.08.

(10)	These shares were granted to Mr. Lanza under his employment contract and vest on the last day of each calendar quarter through September 30, 2013. The value is based on the closing market price of $0.08.

Grants of Plan-Based Awards

The following table set forth certain information regarding the grants made to our executive officers during the fiscal year ended December 31, 2011.

Name and		Estimated future payouts under non-equity incentive plan awards			Estimated future payouts under equity incentive plan awards			All other stock awards: Number of shares of stock or	All other option awards: Number of securities underlying	Exercise or base price of option	Grant date fair value of stock and option Grant
Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	units (#)	options (#)	awards ($/Sh)(1)	awards ($)(2)
Gary Rubin
Chief Executive Officer
and Chairman	7/1/2011	-	-	2,450,000(3)	-	-	-	-	-	-	-
	7/1/2011	100,000(4)	-	-	-	-	-	-	-	-	-
	7/1/2011	-	-	-	-	-	-	10,000,000	-	-	1,850,000
	7/1/2011	-	-	-	-	-	-	-	10,000,000	0.185	1,749,065
	7/1/2011	-	-	-	-	-	-	-	5,000,000	0.30	860,963
	7/1/2011	-	-	-	-	-	-	-	5,000,000	0.45	847,515

Robert P. Lanza, M.D.	8/8/2011	-	-	-	-	-	-	15,000,000	-	-	2,356,500
Chief Scientific Officer	8/8/2011	-	-	-	-	-	-	-	15,000,000	0.157	2,222,645

(1)	Valued based on the closing price of the Company’s common stock on the date of grant.
(2)	The aggregate fair value of the stock option awards were calculated as of the grant date utilizing the Black-Scholes option-pricing model and in accordance with FASB ASC Topic 718. The assumptions used in the Black-Scholes option-pricing model are disclosed in the notes to the financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011.
(3)	Represents the maximum annual incentive bonus payable under Mr. Rabin’s amended and restated employment agreement, including (i) $450,000 for 2011, (ii) $1,000,000 for 2012, and (iii) $1,000,000 for 2013.
(4)	Represents the guaranteed annual minimum performance bonus payable under Mr. Rabin’s amended and restated employment agreement.

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

ADVANCED CELL TECHNOLOGY, INC.

Dated: October 26 , 2012	By:	/s/ Gary Rabin
Gary Rabin
Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary Rabin	October 26 , 2012
Gary Rabin
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer

/s/ Robert Langer	October 26, 2012
Robert Langer
Director

/s/ Alan Shapiro	October 26, 2012
Alan Shapiro
Director

/s/ Gregory D. Perry	October 26, 2012
Gregory D. Perry
Director

/s/ Zohar Loshitzer	October 26, 2012
Zohar Loshitzer
Director

/s/	October __, 2012
Michael T. Hefferman
Director

