Form 10-Q
period 2012-09-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2012-11-08
CIK 1140098

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at November 2, 2012:
Common Stock, $0.001 par value per share	2,191,302,717 shares

1

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

Part I – FINANCIAL INFORMATION

Item 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2012 AND DECEMBER 31, 2011

	September 30,	December 31,
	2012	2011
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,254,014	$13,103,007
Grants receivable	140,046	–
Deferred royalty fees, current portion	62,435	62,435
Prepaid expenses	95,464	241,248
Total current assets	8,551,959	13,406,690

Property and equipment, net	129,499	154,771
Deferred royalty fees, less current portion	185,825	232,652
Deposits	14,766	14,766
Deferred costs, net of amortization of $5,959,443 and $4,854,556, respectively	771,560	1,376,447

TOTAL ASSETS	$9,653,609	$15,185,326

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,003,884	$2,128,562
Accrued expenses	2,244,583	2,538,545
Accrued settlement	–	34,155,552
Convertible promissory notes, net of discounts of $62,911 and $0, respectively	224,874	–
Embedded conversion option liabilities, current portion	160,371	–
Loss contingency accrual	14,653,227	16,704,169
Deferred revenue, current portion	309,901	222,739
Total current liabilities	19,596,840	55,749,567

Convertible promissory notes, net of discounts of $0 and $158,142, respectively	–	129,643
Embedded conversion option liabilities, less current portion	3,629	253,530
Warrant and option derivative liabilities	1,555,417	1,671,047
Deferred revenue, less current portion	1,947,042	2,076,257
Total liabilities	23,102,928	59,880,044

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,572,672 and $1,472,262, respectively	1,555,117	1,429,126

Commitments and contingencies

STOCKHOLDERS' DEFICIT:

Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 1,750 and 1,150 shares issued and outstanding	2	1
Common stock, $0.001par value; 2,750,000,000 shares authorized, 2,191,302,717 and 1,743,569,255 shares issued and outstanding	2,191,303	1,743,569
Additional paid-in capital	285,831,971	229,319,208
Promissory notes receivable, net of discount of $4,338,390 and $4,278,016, respectively	(31,055,048)	(23,381,185)
Accumulated deficit	(271,972,665)	(253,805,438)
Total stockholders' deficit	(15,004,436)	(46,123,844)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$9,653,609	$15,185,326

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS  ENDED SEPTEMBER 30, 2012 AND 2011

	Three Months Ended Sepember 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue (License fees and royalties)	$68,184	$132,805	$342,053	$440,181
Cost of Revenue	15,609	16,650	46,827	321,050
Gross profit	52,575	116,155	295,226	119,131

Operating expenses:
Research and development	2,808,300	4,035,722	7,316,940	7,042,766
General and administrative expenses	2,249,818	2,976,219	7,881,294	8,125,473
Loss on settlement of litigation	–	–	–	294,144
Total operating expenses	5,058,118	7,011,941	15,198,234	15,462,383
Loss from operations	(5,005,543)	(6,895,786)	(14,903,008)	(15,343,252)

Non-operating income (expense):
Interest income	3,585	5,833	13,170	28,382
Interest expense and late fees	(278,493)	(275,378)	(826,109)	(1,229,259)
Finance gain (cost)	(2,891,600)	(48,197,130)	779,481	(51,068,739)
Loss attributable to equity method investments	–	(820,000)	–	(820,000)
Fines and penalties	–	–	(3,500,000)	–
Adjustments to fair value of derivatives	(336,200)	3,661,432	256,282	7,749,653
Total non-operating expense	(3,502,708)	(45,625,243)	(3,277,176)	(45,339,963)

Loss before provision for income tax	(8,508,251)	(52,521,029)	(18,180,184)	(60,683,215)

Provision for income tax	–	–	–	–
Net loss	$(8,508,251)	$(52,521,029)	$(18,180,184)	$(60,683,215)

Weighted average shares outstanding :
Basic and diluted	2,122,463,857	1,613,530,283	2,048,055,615	1,546,379,685

Loss per share:
Basic and diluted	$(0.00)	$(0.03)	$(0.01)	$(0.04)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Promissory Notes	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	net	Deficit	Deficit
Balance December 31, 2011	1,000	$1	1,150	$1	1,743,569,255	$1,743,569	$229,319,208	$(23,381,185)	$(253,805,438)	$(46,123,844)

Shares issued for settlements	–	–	–	–	330,690,982	330,692	38,096,321	–	–	38,427,013

Shares issued for services	–	–	–	–	9,711,811	9,712	1,253,964	–	–	1,263,676

Accrued dividends on Series B and C Preferred Stock	–	–	–	–	–	–	1,487,715	–	(1,487,715)	–

Accretion of note receivable discount on Series B and C Preferred Stock	–	–	–	–	–	–	–	(1,500,672)	1,500,672	–

Option compensation charges	–	–	–	–	–	–	2,892,403	–	–	2,892,403

Issuance of Series C preferred stock	–	–	600	1	–	–	5,999,999	–	–	6,000,000

Issuance of Common Stock to Series C Preferred Stock holder for note receivable	–	–	–	–	73,817,224	73,817	5,070,509	(5,144,326)	–	–

Common stock issued upon exercise of Series C Preferred Stock warrants and issuance of note receivable	–	–	–	–	14,763,445	14,763	1,014,102	(1,028,865)	–	–

Issuance of 10,000,000 shares of common stock at $0.08 per share	–	–	–	–	10,000,000	10,000	706,500	–	–	716,500

Issuance of 8,750,000 shares as a commitment fee	–	–	–	–	8,750,000	8,750	(8,750)	–	–	–

Net loss for the nine months ended September 30, 2012	–	–	–	–	–	–	–	–	(18,180,184)	(18,180,184)

Balance September 30, 2012 (unaudited)	1,000	$1	1,750	$2	2,191,302,717	$2,191,303	$285,831,971	$(31,055,048)	$(271,972,665)	$(15,004,436)

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS  ENDED SEPTEMBER 30, 2012 AND 2011

	2012	2011
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,180,184)	$(60,683,215)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	35,541	53,949
Amortization of deferred charges	46,827	68,700
Amortization of deferred revenue	(342,053)	(415,231)
Redeemable preferred stock dividend accrual	100,409	90,953
Stock based compensation	2,892,403	2,831,250
Amortization of deferred issuance costs	604,887	998,641
Amortization of discounts	120,813	132,736
Adjustments to fair value of derivatives	(256,282)	(7,749,653)
Shares of common stock issued for services	–	475,900
Shares of common stock issued for compensation	1,263,676	2,025,658
Non-cash financing costs	(779,481)	51,068,739
Loss on settlement of litigation	–	294,144
Warrant and options issued for consulting services	51,122	794,714
Changes in operating assets and liabilities
Grants receivable	(140,046)	(24,950)
Prepaid expenses	145,784	(278,248)
Accounts payable and other current liabilities	2,881,360	(512,260)

Net cash used in operating activities	(11,555,224)	(10,828,173)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(10,269)	(36,830)

Net cash used in investing activities	(10,269)	(36,830)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of warrants and options	–	3,377,715
Proceeds from issuance of Series B preferred stock, net	6,000,000	5,500,000
Proceeds from issuance of common stock	800,000	–
Costs associated with issuance of common stock	(83,500)	–

Net cash provided by financing activities	6,716,500	8,877,715

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,848,993)	(1,987,288)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	13,103,007	15,889,409

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$8,254,014	$13,902,121

CASH PAID FOR:
Interest	$–	$–
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of 0 and 1,519,077 shares of common stock in redemption of debt	$–	$151,909
Issuance of note receivable on issuance of shares and exercise of warrants for 88,580,669 and 63,940,531 shares of common stock	$7,200,000	$11,400,000
Record note receivable discount related to Series C preferred stock	$(1,026,809)	$(1,625,780)
Accrued dividends on Series B and C Preferred Stock	$1,487,715	$1,022,445
Accretion of note receivable discount on Series B and C Preferred Stock	$1,500,672	$957,854
Issuance of 0 and 5,239,895 shares of common stock for cashless exercise of warrants	$–	$1,268,936
Issuance of 0 and 1,386,126 shares of common stock for exercise of options	$–	$197,663
Issuance of 0 and 30,618,895 shares of common stock for accrued liabilities	$–	$6,227,755
Issuance of 330,690,982 and 57,987,829 shares of common stock for accrued settlement	$38,427,013	$6,751,165
Issuance of 8,750,000 shares of common stock as commitment fee for securities purchase agreement	$700,000	$–

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATIONAL MATTERS

The unaudited consolidated financial statements have been prepared by Advanced Cell Technology, Inc., pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of September 30, 2012 and December 31, 2011, the Company had deposits in excess of federally-insured limits totaling $8,139,991 and $12,037,949, respectively.

Grants Receivable — The Company periodically assesses its grants receivable for collectability on a specific identification basis. If collectability of an account becomes unlikely, the Company records an allowance for that doubtful account. Once the Company has exhausted efforts to collect, management writes off the grants receivable against the allowance it has already created.

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

Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2012, the Company had not experienced impairment losses on its long-lived assets.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value of Financial Instruments — For certain financial instruments, including cash and cash equivalents, grants receivable, prepaid expenses, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities.

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

At September 30, 2012, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

Derivative Liabilities	Fair Value As of September 30, 2012	Fair Value Measurements at September 30, 2012 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant and option derivative liabilities	$1,555,417	$–	1,555,417	–
Embedded conversion option liabilities	164,000	–	164,000	–
Total derivative liabilities	$1,719,417	$–	1,719,417	–

For the three and nine months ended September 30, 2012, the Company recognized a loss of $336,200 and a gain of $256,282, respectively, for the changes in the valuation of derivative liabilities. For the three and nine months ended September 30, 2011, the Company recognized a gain of $3,661,432 and $7,749,653, respectively, for the changes in the valuation of derivative liabilities.

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

In connection with its license agreements, the Company recorded $68,184 and $342,053 in license fee revenue for the three and nine months ended September 30, 2012, respectively. In connection with its license agreements, the Company recorded $132,805 and $440,181 in license fee revenue for the three and nine months ended September 30, 2011, respectively, in its consolidated statements of operations, and the remainder of the license fees have been accrued in deferred revenue at September 30, 2012 and December 31, 2011, respectively.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 100,672,803 options outstanding as of September 30, 2012.

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

At September 30, 2012 and 2011, approximately 101,589,497 and 123,536,232 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks — Currently, the Company’s revenues are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the nine months ended September 30, 2012 and 2011.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Exeter Life Sciences, Inc.	*	28%	*	22%
START Licensing, Inc.	*	15%	*	16%
International Stem Cell Corporation	18%	*	51%	18%
CHA Biotech and SCRMI	48%	30%	29%	24%
Lifeline	24%	15%	14%	12%
Embryone Sciences	10%	*	*	*

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

In June 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2011-05, Presentation of Comprehensive Income. ASU 2011-05 revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options in Accounting Standards Codification (ASC) 220, Comprehensive Income, and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The ASU does not change the items that must be reported in other comprehensive income. In December 2011, the FASB issued ASU 2011-12 which defers the requirement in ASU 2011-05 that companies present reclassification adjustments for each component of accumulated other comprehensive income in both net income and other comprehensive income on the face of the financial statements. ASU 2011-05 is effective for fiscal years and interim reporting periods within those years beginning after December 15, 2011, with early adoption permitted. The adoption of ASU 2011-05, as amended by ASU 2011-12, did not significantly impact the Company’s consolidated financial statements as the Company does not have any comprehensive income at September 30, 2012.

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

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $7,353 and $22,059 in license fee revenue for the three and nine months ended September 30, 2012, respectively, and $7,353 and $22,059 in license fee revenue for the three and nine months ended September 30, 2011, respectively, in its consolidated statements of operations, and the balance of unamortized license fee of $388,480 and $410,539 is included in deferred revenue in the consolidated balance sheets at September 30, 2012 and December 31, 2011, respectively.

On July 15, 2011, the Company and CHA Biotech entered into a binding term sheet, with the expectation of entering into a future definitive agreement, in which the joint venture was realigned around both product development rights and research responsibilities. Under the terms of the binding term sheet, SCRMI exclusively licensed the rights to the Hemangioblast Program to the Company for United States and Canada and expanded the jurisdictional scope of the license to CHA Biotech to include Japan (in addition to South Korea, which was already exclusively licensed to CHA Biotech). As part of the agreement, the scientists at SCRMI involved in the Hemangioblast Program were transferred to the Company, and SCRMI discontinued its research activity and became solely a licensing entity. The Company is obligated to meet a minimal research spending requirement of $6.75 million by July 31, 2014 in order to maintain its exclusive license, up to the point of filing an investigational new drug for a therapeutic product. Intellectual property rights created by the Company in the course of our research are subject to a non-exclusive license to CHA Biotech for Japan and South Korea, and to SCRMI to be sub-licensable under certain circumstances for countries other than the United States, Canada, Japan and South Korea. Pursuant to the agreement, the Company paid $820,000 to SCRMI in July 2011. As of September 30, 2012, no further payments have been made. The joint venture’s accumulated losses exceed the Company’s investment at September 30, 2012.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a summary of key financial data for the joint venture as of and for the nine months ended September 30, 2012 and 2011:

	September 30,
	2012	2011
Current assets	$179,310	$231,854
Noncurrent assets	$1,028,102	$1,101,140
Current liabilities	$293,276	$312,544
Noncurrent liabilities	$2,240,697	$2,927,861
Net revenue	$222,932	$259,400
Net income (loss)	$150,566	$(731,291)

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Machinery & equipment	$1,502,266	$1,488,527
Computer equipment	461,181	449,893
Office furniture	82,886	82,822
Leasehold improvements	296,770	311,592
Capital leases	51,235	51,235
	2,394,338	2,384,069

Accumulated depreciation	(2,264,839)	(2,229,298)
Property and equipment, net	$129,499	$154,771

Depreciation expense for the three and nine months ended September 30, 2012 amounted to $10,101 and $35,541, respectively. Depreciation expense for the three and nine months ended September 30, 2011 amounted to $15,555 and $53,949, respectively.

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

Alpha Capital

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

On October 14, 2011, the United States District Court for the Southern District of New York entered an order granting plaintiff Alpha Capital's motion for a preliminary injunction and preliminary declaratory relief in the lawsuit entitled Alpha Capital Anstalt v. Advanced Cell Technology, Inc., Case No. 11 CIV 6458 (S.D.N.Y. filed Sept. 16, 2011). In its motion, Alpha Capital sought an order directing the Company to deliver to it at least 39,514,859 shares of its common stock in accordance with the terms of its warrants and convertible promissory notes. The court's October 14, 2011 order directed the Company to hold in escrow 39,514,859 shares of its common stock pending the entry of a preliminary injunction, and directed Alpha Capital to submit a proposed form of order to the court by October 27, 2011. On November 1, 2011, we issued the 39,514,859 shares to Alpha Capital.

On November 23, 2011, the Company answered Alpha Capital’s Complaint and asserted affirmative defenses. On December 12, 2011, the Company and Alpha submitted a Civil Case Management Plan and Scheduling Order.

On September 11, 2012, the Company entered into a settlement agreement (the “Settlement Agreement”) with Alpha Capital. Pursuant to the Settlement Agreement, and subject to Court approval, the Company agreed, in exchange for dismissal of the pending lawsuit with prejudice and a mutual release of all claims, to issue to Alpha Capital 34,285,714 shares of the Company’s common stock (the “Settlement Shares”) and pay $500,000 to Alpha Capital (the “Cash Consideration”).

Pursuant to the Settlement Agreement, the Company and Alpha Capital filed a joint application for a hearing to determine the fairness of the transactions contemplated by the Settlement Agreement. On September 13, 2012, the Court approved the Settlement Agreement, the issuance of the Settlement Shares and the Cash Consideration.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

7. LOSS CONTINGENCY ACCRUAL

The Company was not able to reach settlement agreements with all of holders of convertible promissory notes and warrants that were issued between 2005 and 2010. The Company will continue to negotiate with the holders and anticipates that the number of shares to be issued will be similar to the settlements that have already been finalized as of September 30, 2012. The loss contingency accrual was $14,653,227 and $16,704,169 at September 30, 2012 and December 31, 2011, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2012 and December 31, 2011, the convertible promissory notes were convertible at the option of the holders into a total of 4,232,132 and 4,303,863 shares, respectively, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $160,371 and $227,547 as of September 30, 2012 and December 31, 2011, respectively. The decrease in the fair value of this liability was $26,113 and $67,176 during the three and nine months ended September 30, 2012, respectively, and $127,464 and $306,002 during the three and nine months ended September 30, 2011, respectively, which was recorded through the statements of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at September 30, 2012 are as follows: (1) dividend yield of 0%; (2) expected volatility of 160%, (3) risk-free interest rate of 0.14%, and (4) expected life of 0.50 years.

Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three and nine months ended September 30, 2012 was $31,976 and $95,231, respectively. Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three and nine months ended September 30, 2011 was $31,997 and $94,887, respectively.

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

The outstanding balance at September 30, 2012 and December 31, 2011 was $1,130,165, and is convertible into 1,506,887 shares of the Company’s common stock. The Company values the conversion option initially when each draw takes place (see section entitled “Conversion Option” in this footnote below). As of September 30, 2012, the Company has drawn $3,418,166 of the $5,000,000 commitment.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Series A-1 redeemable convertible preferred stock outstanding at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Principal due	$1,130,166	$1,130,166
Accrued dividend	442,506	342,097
Debt discount	(17,554)	(43,137)
	1,555,118	1,429,126

Non-current portion	$1,555,118	$1,429,126

Aggregate liquidation value*	$1,572,672	$1,472,263

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $34,826 and $100,409 for the three and nine months ended September 30, 2012, respectively, and $31,652 and $90,953 for the three and nine months ended September 30, 2011, respectively, which is recorded as interest expense in the consolidated statements of operations.

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

Conversion Option:

The embedded conversion option was valued at $3,629 and $25,983 at September 30, 2012 and December 31, 2011, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $1,657 and $22,354 for the three and nine months ended September 30, 2012, respectively, and $54,478 and $119,077 for the three and nine months ended September 30, 2011, respectively, was recorded through the statements of operations as an adjustment to fair value of derivatives.

The assumptions used in the Black-Scholes model to value the embedded conversion option at September 30, 2012 were as follows: (1) dividend yield of 0%; (2) expected volatility of 160%, (3) risk-free interest rate of 0.14%, and (4) expected life of 0.52 years.

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

Interest expense from amortization of the debt discount and deferred costs for the three and nine months ended September 30, 2012 was $112,296 and $334,445, respectively and for the three and nine months ended September 30, 2011 was $112,296 and $333,226, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Dividends

Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series B preferred stock. Accrued dividends were $2,065,638 and $1,229,538 at September 30, 2012 and December 31 2011, respectively.

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

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at September 30, 2012 and December 31, 2011.

The value of the secured promissory notes in the consolidated balance sheet was $12,042,426, net of discounts of $1,869,907 and accrued interest of $412,333 at September 30, 2012, reflecting a face value of $13,500,000. The value of the secured promissory notes in the consolidated balance sheet was $11,207,935, net of discounts of $2,537,499 and accrued interest of $245,434 at December 31, 2011, reflecting a face value of $13,500,000. The Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $3,519,238 during the year ended December 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes.

During the three and nine months ended September 30, 2012, the Company accreted interest on the promissory notes in the amount of $286,132 and $834,491, respectively, and during the three and nine months ended September 30, 2011, the Company accreted interest on the promissory notes in the amount of $260,781 and $769,784, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the three and nine months ended September 30, 2012 of $286,684 and $836,100, respectively, and during the three and nine months ended September 30, 2011 of $261,284 and $771,268, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2012 and December 31, 2011, 1,000 shares of Series B preferred stock were outstanding. As of September 30, 2012, the Company has drawn the entire commitment of $10,000,000.

11. SERIES C PREFERRED STOCK

On December 30, 2010 (the “Series C Effective Date”), the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”). Pursuant to the Series C Purchase Agreement:

•

The Company agreed to sell, and Socius agreed to purchase, in one or more purchases from time to time (each such purchase, a “Series C Tranche”) in the Company’s sole discretion (subject to the conditions set forth therein), (i) up to 2,500 shares of Series C Preferred Stock (the “Series C Preferred Shares”) at a purchase price of $10,000 per share, for an aggregate purchase price of up to $25,000,000, and (ii) a two-year warrant (the “Socius Warrant”) obligating Socius to purchase shares of the Company’s common stock  (the “Common Stock”) with an aggregate exercise price equal to 20% of the purchase price paid by Socius for the Series C Preferred Shares sold in each Series C Tranche, at an exercise price per share equal to the closing bid price of the Company’s Common Stock on the date the Company provides notice of such Series C Tranche (the “Series C Tranche Notice”). On each date that the Company delivers a Series C Tranche Notice to Socius, Socius shall also become obligated, pursuant to a right automatically vesting on such Series C Tranche Notice date, to purchase that number of shares of Common Stock (such shares of Common Stock the “Additional Investment Shares”) equal in dollar amount to 100% of the Series C Tranche amount set forth in the Series C Tranche Notice at a price per share equal to the closing bid price of the Common Stock on the Series C Tranche Notice date.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•

The Company agreed to pay to Socius a commitment fee of $1,250,000 (the “Commitment Fee”), at the earlier of the closing of the first Series C Tranche or the six month anniversary of the Series C Effective Date.   This Commitment Fee is payable solely at the Company’s election, in cash or in the alternative, in shares of common stock valued at 88% of the volume weighted average price of the Company’s Common Stock on the five trading days preceding the payment date. If the Company elects to pay the Commitment Fee in shares of Common Stock, no cash payment would be due as the issuance of shares would satisfy the Commitment Fee obligation in full. The Company issued 7,562,008 shares of common stock on September 30, 2011 as full payment of the commitment fee.

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

On September 18, 2012, the Company delivered the sixth Series C Tranche notice to Socius for delivery of a total of 150 shares under the Series C preferred stock for funding in the amount of $1,500,000.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2012, the Company has drawn $17,500,000 of the $25,000,000 commitment.

Dividends

Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series C preferred stock. Accrued dividends were $1,051,725 and $400,110 at September 30, 2012 and December 31, 2011, respectively.

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

Related Secured Promissory Notes Receivable:

In accordance with the terms of the Series C preferred stock agreement, the Company issued the following notes receivable:

•	On April 14, 2011 and associated with the first Series C Tranche notice which occurred on December 31, 2010, Socius issued to the Company a secured promissory note of $4,000,000 for 22,222,222 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,444,444 shares of common stock.
•	On June 16, 2011 and associated with the second Series C Tranche notice, Socius issued to the Company a secured promissory note of $4,000,000 for 21,390,374 shares of common stock and issued a secured promissory note of $800,000 for the exercise of warrants for 4,278,075 shares of common stock.
•	On September 22, 2011 and associated with the third Series C Tranche notice, Socius issued to the Company a secured promissory note of $1,500,000 for 9,671,180 shares of common stock and issued a secured promissory note of $300,000 for the exercise of warrants for 1,934,236 shares of common stock.
•	On December 15, 2011 and associated with the fourth Series C Tranche notice, Socius issued to the Company a secured promissory note of $2,000,000 for 20,512,821 shares of common stock and issued a secured promissory note of $400,000 for the exercise of warrants for 4,102,564 shares of common stock.
•	On March 16, 2012 and associated with the fifth Series C Tranche notice, Socius issued to the Company a secured promissory note of $2,500,000 for 26,315,789 shares of common stock and issued a secured promissory note of $500,000 for the exercise of warrants for 5,263,158 shares of common stock.
•	On June 18, 2012 and associated with the sixth Series C Tranche notice, Socius issued to the Company a secured promissory note of $2,000,000 for 28,490,028 shares of common stock and issued a secured promissory note of $400,000 for the exercise of warrants for 5,698,006 shares of common stock.
•	On September 18, 2012 and associated with the seventh Series C Tranche notice, Socius issued to the Company a secured promissory note of $1,500,000 for 19,011,407 shares of common stock and issued a secured promissory note of $300,000 for the exercise of warrants for 3,802,281 shares of common stock.

Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at September 30, 2012 and December 31, 2011.

The value of the secured promissory notes in the consolidated balance sheet was $19,012,622, net of discounts of $2,323,205 and accrued interest of $335,827 at September 30, 2012, reflecting a face value of $21,000,000. The value of the secured promissory notes as of December 31, 2011 was $12,173,251, net of discounts of $1,740,516 and accrued interest of $113,767, reflecting a face value of $13,800,000. The Company determined that a 6% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series C preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $1,968,050 during the year ended December 31, 2011 and an additional $1,026,809 of debt discounts during the nine months ended September 30, 2012 related to the fifth and sixth tranche notice. The Company accretes interest at 6% over the respective four-year terms of the promissory notes.

During the three and nine months ended September 30, 2012, the Company accreted interest on the promissory note in the amount of $259,613 and $666,181, respectively, and during the three and nine months ended September 30, 2011, the Company accreted interest on the promissory note in the amount of $126,508 and $188,071, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the three and nine months ended September 30, 2012 of $252,319 and $651,615, respectively, and recorded dividends of $122,959 and $251,178 for the three and nine months ended September 30, 2011, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

The Company has classified the Series C redeemable preferred stock in the equity section in its consolidated balance sheets. As of September 30, 2012 and December 31, 2011, 1,750 and 1,150 shares of Series C preferred stock were outstanding, respectively.

12. WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2012 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price $	Life (in years)	(000)$
Outstanding, December 31, 2011	21,757,421	0.18	2.88
Granted	14,763,445	0.081
Exercised	(14,763,445)	0.061
Forfeited/Canceled	–	–
Outstanding, September 30, 2012	21,757,421	0.18	2.13	–

Exercisable, September 30, 2012	21,757,421	0.18	2.13	–

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about warrants outstanding and exercisable at September 30, 2012:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price $	of Shares	Life (Years)	Price $
.10 - .11	15,916,785	1.84	0.10
.20 - .30	1,630,000	3.25	0.25
.38-.39	1,330,636	4.82	0.39
.40-.45	2,065,000	1.31	0.42
0.70	815,000	3.25	0.70
	21,757,421

During the nine months ended September 30, 2012, the Company issued to Socius 14,763,445 warrants which were exercised immediately through Socius issuing the Company a note receivable as discussed in Note 11.

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

On March 16, 2012, the Company issued 26,315,789 shares of common stock in exchange for a promissory note of $2,500,000 and issued 5,263,158 shares of common stock upon exercise of warrants pursuant to a promissory note of $500,000 as discussed in Note 11.

On June 18, 2012, the Company issued 28,490,028 shares of common stock in exchange for a promissory note of $2,000,000 and issued 5,698,006 shares of common stock upon exercise of warrants pursuant to a promissory note of $400,000 as discussed in Note 11.

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Gary Rabin. Per the agreement, the Company agreed to issue 10,000,000 shares of restricted stock which vests in equal installments on the last day of each calendar quarter commencing on July 31, 2011 and ending on December 31, 2013. During the nine months ended September 30, 2012, the Company issued 3,000,000 shares of common stock pursuant to the agreement. As of September 30, 2012, 5,000,000 shares have been issued. The Company valued the 10,000,000 shares at $0.185 per share for a value of $1,850,000 which will be amortized over 30 months. During the three and nine months ended September 30, 2012, the Company recorded $185,000 and $555,000 as payroll expense in the consolidated statements of operations.

On August 8, 2011, the Company entered into a new employment agreement with Robert Lanza. Per the agreement, the Company agreed to issue 15,000,000 shares of restricted stock with 6,000,000 shares vesting immediately and the remaining 9,000,000 shares vesting over a 21 months period beginning on January 31, 2012. During the nine months ended September 30, 2012, the Company issued 3,857,142 shares of common stock pursuant to the agreement. As of September 30, 2012, 9,857,142 shares have been issued. The Company valued the 15,000,000 shares at $0.1571 per share for a value of $2,356,500 which will be amortized through September 30, 2013. During the three and nine months ended September 30, 2012, the Company recorded $163,142 and $489,426 as payroll expense in the accompanying consolidated statements of operations.

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

On June 29, 2012, the Company issued various board members 1,109,720 shares of common stock valued at $70,250 as compensation for board services.

On September 11, 2012, the Company issued 34,285,714 shares in settlement of litigation with Alpha Capital. The shares were valued at $0.09 at the settlement date.

On September 18, 2012, the Company issued 19,011,407 shares of common stock in exchange for a promissory note of $1,500,000 and issued 3,802,281 shares of common stock upon exercise of warrants pursuant to a promissory note of $300,000 as discussed in Note 11.

On September 19, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC, (“Lincoln Park”). Pursuant to the Purchase Agreement, the Company has the right to sell to Lincoln Park up to $35,000,000 in shares of its common stock. Upon signing the Purchase Agreement, LPC purchased 10,000,000 shares of the Company’s common stock for $800,000 as the initial purchase. In addition, the Company issued 8,750,000 shares to Lincoln Park as a commitment fee.

Upon the satisfaction of the conditions set forth in the Purchase Agreement, including the Registration Statement being declared effective by the SEC, the Company has the right over a 36-month period to sell up to an additional $34.2 million worth of shares of our Common Stock to Lincoln Park, upon the terms set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the purchase price of such common stock will be based on the prevailing market price of the Company’s common stock immediately preceding the time of sales, with the Company controlling the timing and amount of any future sales, if any, of common stock to Lincoln Park. There are no upper limits to the price Lincoln Park may pay to purchase our common stock. Lincoln Park shall not have the right or the obligation to purchase any shares of common stock on any business day that the closing price of the Company’s common stock is below a floor price as provided in the Purchase Agreement. The purchase price means, with respect to any regular purchase, the lower of: (i) the lowest Sale Price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of this Purchase Agreement. However, the purchase price cannot be below $0.03.

On September 28, 2012, the issued various board members 952,117 shares of common stock valued at $75,500 as compensation for board services.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. STOCK-BASED COMPENSATION

Stock Plans

Stock Plan	Options/Shares Issued	Options Outstanding	Options/Shares Available For Grant	Total Authorized
2004 Stock Plan	2,492,000	70,000	308,000	2,800,000
2004 Stock Plan II	1,301,161	1,071,161	–	1,301,161
2005 Stock Plan	104,042,168	99,531,642	146,968,865	251,011,033
	107,835,329	100,672,803	147,276,865	255,112,194

Stock Option Activity

A summary of option activity for the nine months ended September 30, 2012 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2011	91,800,285	$0.23	8.19
Granted	9,872,518	0.10
Exercised	–	–
Forfeited/canceled	(1,000,000)	0.12
Outstanding, September 30, 2012	100,672,803	$0.22	7.70	$2,100

Vested and expected to vest at September 30, 2012	97,217,436	$0.22	7.67	$2,100

Exercisable, September 30, 2012	74,093,057	$0.23	7.37	$2,100

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2012.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Exercise	Remaining	Number	Exercise	Remaining
Price	of Shares	Price	Life (Years)	of Shares	Price	Life (Years)
$0.05	70,000	$0.05	1.87	70,000	$0.05	1.87
0.08 - 0.09	14,252,022	0.09	7.67	10,164,745	0.09	7.80
0.10 - 0.157	42,261,769	0.12	8.27	32,921,996	0.12	8.07
0.185 - 0.21	26,735,835	0.19	7.90	18,583,139	0.20	7.52
0.25 - 0.45	11,071,161	0.36	8.13	6,071,161	0.35	7.61
0.85	5,604,099	0.85	2.34	5,604,099	0.85	2.34
$1.35 - 2.48	677,917	$2.04	3.11	677,917	$2.04	3.11
	100,672,803			74,093,057

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the nine months ended September 30, 2012 are as follows:

September 30,
2012
Risk-free interest rate	1.04%
Expected life of the options	6.26 years
Expected volatility	160%
Expected dividend yield	0%
Expected forfeitures	13%

As of September 30, 2012, total unrecognized stock-based compensation expense related to nonvested stock options was approximately $3,425,218, which is expected to be recognized over a weighted average period of approximately 2.19 years.

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

The Company determined that an accrual was necessary at September 30, 2012, which is included in the “loss contingency accrual” amount on the consolidated balance sheets. See Note 7.

Camofi Master LOC

Camofi Master LOC and Camzhn Master LOC (the "Camofi Parties") filed their Complaint on October 13, 2011. In their Complaint, the Camofi Parties argue that as a result of the transactions between the Company and JMJ, Gemini Master Fund, Ltd. and Midsummer Investment, Ltd. respectively, the exercise prices in their Warrants and debentures should have been reduced. Consequently, the Camofi Parties argue that they have been denied the right to receive, in total, at least 130,795,594 shares of the Company's common stock, which has allegedly resulted in losses to the Camofi Parties of at least $22,265,951. The Camofi Parties also seek unspecified damages, in an amount to be proven at trial, based upon the Company’s alleged failure to lower the conversion price of the debentures and to provide proper notice of reduction in exercise price and conversion price. On November 18, 2011, the Company answered the Complaint and asserted affirmative defenses. Discovery has commenced in this case. The Company has evaluated this complaint in the frame work of ASC 450 and believes that the consolidated financial statements as of September 30, 2012 properly reflect management’s consideration of ASC 450. Management intends to contest this case vigorously if a reasonable settlement cannot be achieved.

Securities and Exchange Commission – Civil Action

In May 2012, the Company was named as a defendant in a civil action brought by the Securities and Exchange Commission related to transactions involving the sale and issuance of the Company’s securities. The Securities and Exchange Commission alleges that Company violated Section 5(a) and 5(c) of the Securities Act of 1933 because certain sales of shares to outside organizations, completed in late 2008 and early 2009 under the Company’s former management, resulted in $3.5 million in proceeds to the Company, were neither registered under the Securities act nor subject to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. In addition, the Company is alleged to have violated Section 13(a) of the Exchange Act of 1934 because the Company did not disclose the sale and issuance of the shares to the Securities and Exchange Commission on a timely basis The Company expensed the $3.5 million as “fines and penalties” in the consolidated statement of operations and recorded the $3.5 million liability to “loss contingency accrual” in the consolidated balance sheet.

See Note 6 “Accrued Settlement” and Note 7 “Loss Contingency Accrual”

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

17. SUBSEQUENT EVENTS

On October 5, 2012, the Company filed a Form S-1 registration statement under the Securities Act of 1933. The Form S-1 registered for resale up to 298,750,000 shares of common stock that the Company may sell and issue to Lincoln Park pursuant to the purchase agreement dated September 19, 2012.

The Company evaluates and discloses subsequent events as required by ASC Topic No. 855, Subsequent Events. The Topic establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Subsequent events have been evaluated as of the date of this filing and except for the disclosure regarding the filing of Form S-1, no further disclosures were required.

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

CRITICAL ACCOUNTING POLICIES

Our discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements and condensed consolidated financial statements that we have prepared in accordance with U.S. generally accepted accounting principles, or U.S. GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the condensed consolidated financial statements and accompanying notes included in this report. We base our estimates on historical information, when available, and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies to be critical to the estimates used in the preparation of our financial statements. The following is not intended to be a comprehensive discussion of all of our significant accounting policies. See the note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q and the note accompanying our consolidated financial statements appearing in our most recent annual report on Form 10-K for a summary of all of our significant accounting policies and other disclosures required by U.S. GAAP.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2012 and 2011

	Three Months Ended September 30,		Three Months Ended September 30,
	2012		2011
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$68,184	100.0%	$132,805	100.0%
Cost of revenue	15,609	22.9%	16,650	12.5%
Gross profit	52,575	77.1%	116,155	87.5%
Research and development expenses	2,808,300	4118.7%	4,035,722	3038.8%
General and administrative expenses	2,249,818	3299.6%	2,976,219	2241.0%
Non-operating income (expense)	(3,502,708)	-5137.1%	(45,625,243)	-34355.1%
Net loss	$(8,508,251)	-12478.4%	$(52,521,029)	-39547.5%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. Revenue was $68,184 for the three months ended September 30, 2012 a decrease of $64,621 or 49% compared to the three months ended September 30, 2011. The decrease is due to license agreements that were terminated in 2011.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  R&D expenditures for the three months ended September 30, 2012 decreased from $4,035,722 in 2011 to $2,808,300 for 2012 for a decrease of $1,227,422 or 30%.  The decrease in R&D expenditures during 2012 as compared to 2011 was primarily due to a compensation decrease of approximately $1,953,000 offset by an increase in grant reimbursements of $280,000, consultant fees of approximately $181,000 and legal fees of approximately $165,800.

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

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 decreased by $726,401 to $2,249,818 in 2012 compared to $2,976,219 for the three months ended September 30, 2011. This decrease was primarily a result of a decrease in option compensation charges of approximately $351,000 and bonuses of approximately $345,000.

Other Income (Expense)

Other income (expense) consisted of the following:

	For the three months ended September 30,
	2012	2011	$ Change	% Change
Interest income	3,585	5,833	(2,248)	-39%
Interest expense and late fees	(278,493)	(275,378)	(3,115)	1%
Finance cost	(2,891,600)	(48,197,130)	45,305,530	-94%
Loss attributable to equity method investment	–	(820,000)	820,000	-100%
Adjustments to fair value of derivatives	(336,200)	3,661,432	(3,997,632)	-109%
Total non-operating income (expense)	(3,502,708)	(45,625,243)	42,122,535

Interest expense remained consistent for the three months ended September 30, 2011 compared to the three months ended September 30, 2012.

The change in finance costs during the three months ended September 30, 2012, compared to that of 2011, relates primarily to settlements.  During the three months ended September 30, 2011, the Company incurred approximately $11,920,198 in financing costs due to a settlement with Midsummer Investments resulting from ratchet down provisions within their warrant agreement.  Additionally the Company accrued a liability for as an estimate for pending litigations on a similar ratchet down warrant contract with Alpha Capital for $2,487,367 and $33,789,564 for potential claims from other investors. The finance charges for the three months ended September 30, 2012 were based on the change in estimate related to the increase in our stock price from $0.06 at June 30, 2012 to $0.08 at September 30, 2012.

Adjustment to fair value of derivatives changed from a gain of $3,661,432 during the three months ended September 30, 2011, to a loss of $336,200 during the three months ended September 30, 2012. The change of $3,997,632 is due to the fluctuation in our share price and the reduction in the number of outstanding warrants. Our share price decreased from $0.19 at June 30, 2011 to $0.15 at September 30, 2011 which resulted in a decrease in derivative fair value of approximately $3,661,000. Our share price changed from $0.06 at June 30, 2012 to $0.08 at September 30, 2012 which resulted in an increase in derivative fair value of approximately $336,000. At September 30, 2011, there were approximately 70,464,567 warrants outstanding compared to approximately 21,757,000 at September 30, 2012.

Comparison of Nine months ended September 30, 2012 and 2011

	Nine Months Ended September 30,		Nine Months Ended September 30,
	2012		2011
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$342,053	100.0%	$440,181	100.0%
Cost of revenue	46,827	13.7%	321,050	72.9%
Gross profit	295,226	86.3%	119,131	27.1%
Research and development expenses	7,316,940	2139.1%	7,042,766	1600.0%
General and administrative expenses	7,881,294	2304.1%	8,125,473	1845.9%
Loss on settlement of litigation	–	0.0%	294,144	66.8%
Non-operating income (expense)	(3,277,176)	-958.1%	(45,339,963)	-10300.3%
Net loss	$(18,180,184)	-5315.0%	$(60,683,215)	-13786.0%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. The decrease in revenue during the nine months ended September 30, 2012, was due to license agreements that were terminated in 2011.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consists mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research.  R&D expenditures increased from $7,042,766 in 2011 to $7,316,940 for 2012 for an increase of $274,174 or 4%.  The increase in R&D expenditures during 2012 as compared to 2011 was primarily due to an increase in clinical trials of approximately $199,000, consulting fees of approximately 291,000 and legal fees of approximately $365,000 offset by a decrease in compensation of approximately $557,000.

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

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2012 decreased $244,179 or 3% to $7,881,294 compared to $8,125,473 for the nine months ended September 30, 2011. This decrease was primarily a result of a decrease in consultant expenses of approximately 1,291,000 offset by an increase in compensation and stock issued for services of approximately $186,000 and legal expenses of approximately $783,000.

Other Income (Expense)

Other income (expense) consisted of the following:

	For the nine months ended September 30,
	2012	2011	$ Change	% Change
Interest income	13,170	28,382	(15,212)	-54%
Interest expense and late fees	(826,109)	(1,229,259)	403,150	-33%
Finance cost	779,481	(51,068,739)	51,848,220	-102%
Loss attributable to equity method investment	–	(820,000)	820,000	-100%
Fines and penalties	(3,500,000)	–	(3,500,000)	-100%
Adjustments to fair value of derivatives	256,282	7,749,653	(7,493,371)	-97%
Total non-operating income (expense)	(3,277,176)	(45,339,963)	42,062,787

Interest expense decreased from $1,229,259 for the nine months ended September 30, 2011 to $826,109 for the nine months ended September 30, 2012. The decrease was primarily due to the $365,000 deferred offering costs related to the Series B Preferred Stock which were recorded to interest expense during the nine months ended September 30, 2011.

Finance costs decreased by $51,848,220 for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. During the nine months ended September 30, 2011, the Company incurred approximately $11,920,198 in financing costs due to a settlement with Midsummer Investments resulting from ratchet down provisions within their warrant agreement.  Additionally the Company accrued a liability as an estimate for pending litigations on a similar ratchet down warrant contract with Alpha Capital for $2,487,367 and $33,789,564 for potential claims from other investors. During the nine months ended September 30, 2012, we had income of $779,481 due to the change in estimates related to the settlement and warrant related litigation.

Fines and penalties increased $3,500,000 during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. We have been named as a defendant in a civil action brought by the Securities and Exchange Commission related to transactions involving the sale and issuance of our securities. The Securities and Exchange Commission alleges that certain sales of shares to outside organizations, completed in late 2008 and early 2009 under the company’s former management, resulted in $3.5 million in proceeds to us in violation of Section 5(a) and 5(c) of the Securities Act of 1933 because the sale and issuance of these securities were neither registered under the Securities Act nor subject to an exemption from registration under Section 3(a)(10). In addition, we are alleged to have violated Section 13(a) of the Exchange Act of 1934 because we did not disclose the sale and issuance of the shares to the Securities and Exchange Commission on a timely basis

Adjustment to fair value of derivatives changed from a gain of $7,749,653 during the nine months ended September 30, 2011, to a gain of $256,282 during the nine months ended September 30, 2012. The change of $7,493,371 is due to the fluctuation in our share price and the reduction in the number of outstanding warrants. Our share price changed from $0.21 at December 31, 2010 to $0.15 at September 30, 2011 which resulted in a decrease in derivative fair value of approximately $7,750,000. Our share price remained constant at $0.08 at December 31, 2011 and September 30, 2012. The decrease in fair value of approximately $256,000 is due to the decrease in the remaining life of the outstanding warrants. At September 30, 2011 there were approximately 70,464,567 warrants outstanding compared to approximately 21,757,000 at September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(11,555,224)	$(10,828,173)
Net cash used in investing activities	(10,269)	(36,830)
Net cash provided by financing activities	6,716,500	8,877,715
Net decrease in cash and cash equivalents	(4,848,993)	(1,987,288)
Cash and cash equivalents at the end of the period	$8,254,014	$13,902,121

Operating Activities

Our net cash used in operating activities during the nine months ended September 30, 2012 and 2011 was $11,555,224 and $10,828,173, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures.

Cash Flows from Investing

Cash used in investing activities during the nine months ended September 30, 2012 and 2011 was $10,269 and $36,830, respectively. Our cash used in investing activities during the nine months ended September 30, 2012 was attributed to the purchase of fixed assets for approximately $10,269.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2012 and 2011 was $6,716,500 and $8,877,715, respectively. During the nine months ended September 30, 2012, we received $6,000,000 from the issuance of 600 shares of Series C Preferred stock and $800,000 from the issuance of 10,000,000 shares to Lincoln Park as part of the $35,000,000 Purchase Agreement. We paid $83,500 for legal and accounting fees associated with the issuance of shares to Lincoln Park.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of September 30, 2012, we have approximately $8,254,014 in cash.
•	As of September 30, 2012, approximately $1,580,000 is available to us upon the sale of our Series A-1 preferred stock for a maximum placement commitment of $5 million subject to compliance with the transactions agreement.
•	As of September 30, 2012, $7,500,000 is available to us upon the sale of our Series C preferred stock for a maximum placement commitment of $25,000,000 subject to compliance with the transactions agreement.
•	As of September 30, 2012, $34,200,000 is available to us through the Lincoln Park financing arrangement.
•	We continue to repay our debt financings in shares of common stock, enabling us to use our cash resources to fund our operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended September 30, 2012, it would not have had a material effect on our results of operations or cash flows for that period.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our CEO and PFO, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Principal Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act) during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Pending Legal Proceedings

In May 2012, the Company was named as a defendant in a civil action brought by the Securities and Exchange Commission related to transactions involving the sale and issuance of the Company’s securities. The Securities and Exchange Commission alleges that certain sales of shares to outside organizations, completed in late 2008 and early 2009 under the company’s former management, resulted in $3.5 million in proceeds to the company in violation of Section 5(a) and 5(c) because the sale and issuance of securities were neither registered under the Securities Act nor subject to an exemption from registration under Section 3(a)(10). In addition, the Company is alleged to have violated Section 13(a) of the Exchange Act of 1934 because the Company did not disclose the sale and issuance of the shares to the Securities and Exchange Commission on a timely basis

As previously disclosed in our most recent Form 10-K, two warrant holders filed substantively identical actions against the Company and Wilmington Trust, N.A., the Administrator with Will Annexed of the Estate of William Mackay Caldwell, IV, Deceased (“Caldwell”), in the United States District Court for the District of Massachusetts: Gary D. Aronson v. Advanced Cell Technology, Inc., et al., Case No.: 1:11-CV-11492-NMG, filed August 23, 2011; and John S. Gorton, as Trustee of the John S. Gorton Separate Property Trust, Dated 3/3/1993 v. Advanced Cell Technology, Inc., et al., Case No.: 1:11-CV-11515-NMG, filed August 25, 2011. Substantively identical Amended Complaints were then filed: in Aronson, on October 13, 2011; and in Gorton, on November 2, 2011. These Amended Complaints allege claims for federal securities fraud against the Company and Caldwell, and breach of contract against the Company, purportedly based on separate Warrants To Purchase Securities (the “Warrants”) executed by Plaintiffs and the Company in September 2005. Specifically, Plaintiffs allege that the Company, contrary to the terms of the Warrants, (1) issued Equity Units (as defined therein) to Gunnar Engstrom and William Woodward during the Warrants’ Pricing Period (May 1, 2005 to January 15, 2009) for less than the exercise price stated in the Warrants ($2.20 per share), thereby triggering an automatic reduction of the exercise price and a concomitant increase of the number of shares purchasable under the Warrants; and (2) failed to notify Plaintiffs of the issuance of the Equity Units that purportedly triggered adjustments under the Warrants; and that the Company (3) made material misrepresentations or omissions of fact related thereto. After settlement negotiations failed to resolve these matters, and Defendants agreed to waive formal service of the Amended Complaints, the Company and Caldwell separately moved to dismiss both Plaintiffs’ Amended Complaints, arguing that: (1) Plaintiffs failed to allege any fraudulent misrepresentation or omission by the Company in connection with the Warrants and Plaintiffs failed to allege any actionable breach of the Warrants, for the simple reason that the complained-of issuances of Equity Units took place outside the Warrants’ Pricing Period; (2) even if Plaintiffs had properly alleged fraud, the Amended Complaints do not give rise to the strong inference of scienter needed to satisfy the rigorous pleading requirements of the Private Securities Litigation Reform Act, 15 U.S.C. § 78u-4; (3) Plaintiffs’ securities-fraud claims are barred by the two-year statute of limitations and five-year statute of repose applicable to securities-fraud claims, 28 U.S.C. § 1658(b)(1), (2); (4) Plaintiffs failed to allege reliance and loss causation, both necessary elements of any securities-fraud claim; and (5) Plaintiffs failed to allege a cognizable request for preliminary injunctive relief. District Judge Gorton referred the Motions to Dismiss in both actions to Honorable Judith G. Dein, United States Magistrate Judge for the District of Massachusetts, for a report and recommendation. On July 26, 2012, the Magistrate Judge issued her Report and Recommendation, pursuant to which the Magistrate Judge recommended that all of the Plaintiffs’ claims be dismissed for prejudice, except for the breach of contract claim against the Company relating to the issuance of warrants to William Woodward.

Litigation Settlement

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

On September 11, 2012, the Company entered into a settlement agreement (the “Settlement Agreement”) with Alpha Capital. Pursuant to the Settlement Agreement, and subject to Court approval, the Company agreed, in exchange for dismissal of the pending lawsuit with prejudice and a mutual release of all claims, to issue to Alpha Capital 34,285,714 shares of the Company’s common stock (the “Settlement Shares”) and pay $500,000 to Alpha Capital (the “Cash Consideration”).

Pursuant to the Settlement Agreement, the Company and Alpha Capital filed a joint application for a hearing to determine the fairness of the transactions contemplated by the Settlement Agreement. On September 13, 2012, the Court approved the Settlement Agreement, the issuance of the Settlement Shares and the Cash Consideration.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the year ended December 31, 2011 filed with the Securities and Exchange Commission on March 1, 2012.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 28, 2012, we issued various board members 952,117 shares of common stock as compensation for services.

On September 28, 2012, we issued 1,000,000 shares of common stock to Gary Rabin pursuant to his employment agreement.

On September 28, 2012, we issued 1,285,714 shares of common stock to Robert Lanza pursuant to his employment agreement.

On September 19, 2012, we issued 10,000,000 shares to Lincoln Park for cash proceeds of 800,000. We also issued 8,750,000 shares to Lincoln Park as a commitment fee.

In connection with the foregoing, the Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

10.1

Purchase Agreement, dated as of September 19, 2012, between the Company and Lincoln Park (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2012 and incorporated herein by reference).

10.2	Registration Rights Agreement, dated as of September 19, 2012, between the Company and Lincoln Park (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 20, 2012 and incorporated herein by reference).

31.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ Gary Rabin
Gary Rabin
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: November 6, 2012

