Form 10-K/A
period 2012-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2013-04-15
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act.) Yes ☐ No ☒

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant (based upon the closing price of $0.06 for the registrant’s Common Stock as of June 30, 2012) was approximately $133 million (based on 2,138,483,798 shares of common stock outstanding and held by non-affiliates on such date). Shares of the registrant’s Common Stock held by each executive officer and director and by each entity or person that, to the registrant’s knowledge, owned 10% or more of the registrant’s outstanding Common Stock as of June 30, 2012 have been excluded in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s Common Stock, $0.001 par value, was 2,345,461,066 shares as of February 4, 2013.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Advanced Cell Technology, Inc.’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2012, as filed with the Securities and Exchange Commission (the “Commission”) on March 7, 2013, is to make the following amendments to the Form 10-K:

•	amend the number of shares of our common stock that we report as outstanding on the cover page of this report to include an additional 8,857,144 shares of our common stock that we previously granted to a director and two executive officers of our company. We previously excluded these shares from the total because such shares are subject to future vesting and we have yet to instruct our transfer agent to issue such shares;

•	correct the public float calculation reported on the cover page of this report;

•	amend the “Section 16(a) Beneficial Ownership Reporting Compliance” in Item 10 to report additional late Section 16 reports by Gary Rabin, our Chairman and Chief Executive Officer; and

•	amend the beneficial ownership table in Item 12 to (a) correct the beneficial ownership percentages based on the correction to the number of shares of our outstanding common stock (as noted in the first bullet above) and (b) correct the number of shares of common stock that we report as currently held by certain of our officers and directors due to Mr. Rabin’s unreported transactions (as noted in the bullet immediately above) and our previous method of excluding unvested shares of common stock from the tally of shares held by certain of our officers and directors.

Except as discussed above, the Form 10-K has not been otherwise modified.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Other than as disclosed below, and based solely on a review of the reports furnished to us or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2012, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a). Gary Rabin, our Chairman and Chief Executive Officer, filed Form 4s late with respect to four transactions. Gregory D. Perry, a director, filed Form 4s late with respect to four transactions. Zohar Loshitzer, a director, filed Form 4s late with respect to three transactions. Michael Heffernan, a director, filed a Form 3 late and Form 4s late with respect to four transactions. Dr. Alan Shapiro, a director, filed Form 4s late with respect to six transactions. Dr. Robert Langer, a director, filed Form 4s late with respect to three transactions. In addition to the transactions noted above, we recently determined that Mr. Rabin failed to report 27 transactions in which Mr. Rabin sold shares of our common stock that took place between February 7, 2011 and January 10, 2013. Mr. Rabin filed a Form 4 on the same date as the filing of this Amendment No. 1 to Form 10-K that reports the previously unreported sale transactions and corrects the total number of shares of our common stock that Mr. Rabin currently owns.

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

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of February 4, 2013. On such date, 2,345,461,066 shares of common stock were outstanding.

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

The following table sets forth information regarding beneficial ownership of our capital stock as of February 4, 2013 by:

•	5% or greater stockholders;
•	Each of our directors and named executive officers; and
•	All of our directors and executive officers, as a group.
	Number of
	Shares
	Beneficially
Name and Address (1) of Beneficial Owner	Owned		Percentage
5% or Greater Stockholders
None
Directors and Named Executive Officers
Gary Rabin	25,000,001	(2)	1.06%
Robert P. Lanza, M.D.	46,970,011	(3)	1.98%
Alan C. Shapiro	26,124,802	(4)	1.11%
Robert Langer	6,183,333	(5)	*
Zohar Loshitzer	1,766,666	(6)	*
Gregory D. Perry	1,683,334	(7)	*
Michael Heffernan	1,337,022	(8)	*
Directors and Executive Officers as a Group (7 Persons)	109,065,169		4.55%

(1)	Unless otherwise indicated, the address of the beneficial owner is 33 Locke Drive, Marlborough, Massachusetts 01752.
(2)	Includes 19,000,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 4, 2013.
(3)	Includes 24,311,903 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 4, 2013.
(4)	Includes (i) 24,524,802 shares subject to convertible debentures, board fees, common stock grant held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, (ii) 1,600,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 4, 2013.
(5)	Includes 2,458,333 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 4, 2013.
(6)	Includes 1,083,333 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 4, 2013.
(7)	Includes 1,041,667 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 4, 2013.
(8)	Includes 862,022 shares subject to stock options that are currently exercisable or exercisable within 60 days of February 4, 2013.

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

Number of
securities
remaining
available
	Number of		for issuance
	securities		under
	to be issued	Weighted	equity
	upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected
Plan Category	rights	rights	in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	100,672,803 (1)	$0.22	234,455,328 (2)
Equity compensation plans not approved by security holders	5,873,511 (3)	$0.34	–
Total	106,546,314		234,455,328

(1)	Awards for 2,492,000 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan I (“2004 Plan 1”), 1,301,161 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan II (“2004 Plan 2” and together with the 2004 Plan I, the “2004 ACT Plans”), and 104,042,168 options have been issued under the 2005 Stock Plan.
(2)	This number included 308,000 shares available under the 2004 Plan I, 0 shares available under the 2004 Plan II and 234,147,328 shares available under the 2005 Stock Plan.
(3)	The number reflects the aggregate number of shares underlying compensatory warrants that have been issued and continue to be outstanding as of December 31, 2012. Each warrant was part of a separate equity compensation arrangement.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit No.	Document Description	Incorporation by Reference
3.1	Certificate of Incorporation of the Registrant dated November 17, 2005	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 and incorporated by reference herein.
3.2	Certificate of Amendment to Certificate of Incorporation dated October 13, 2006	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006 and incorporated by reference herein.
3.3	Certificate of the Powers, Designations, Preferences and Rights of the Series A-1 Convertible Preferred Stock dated March 5, 2009	Previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 20, 2009 and incorporated by reference herein.
3.4	Certificate of Amendment to Certificate of Incorporation dated September 15, 2009	Previously filed as Exhibit 3.15 to Registrant’s Registration Statement on Form S-1 filed November 18, 2009 and herein incorporated by reference.
3.5	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock dated November 3, 2009	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 13, 2009 and incorporated by reference herein.
3.6	Certificate of Designations of Preferences, Rights and Limitations of Series C Preferred Stock dated December 30, 2010	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference.
3.7	Certificate of Amendment to Certificate of Incorporation dated January 24, 2012	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2012 and incorporated herein by reference.
3.8	Bylaws of the Registrant	Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 and incorporated by reference herein.

3.9	Amendment No. 1 to Bylaws of the Registrant	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 30, 2007 and incorporated by reference herein.
4.1	Specimen Stock Certificate	Previously filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 incorporated by reference herein.
4.2	Form of $0.05 Warrant to Purchase Common Stock of the Registrant*	Previously filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
4.3	Form of $0.25 Warrant to Purchase Common Stock of the Registrant *	Previously filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
4.4	$0.25 Warrant to Purchase Common Stock of the Registrant issued to Gunnar Engstrom	Previously filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
4.5	Form of $0.85 Warrant to Purchase Common Stock of ACT Holdings, Inc.	Previously filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 incorporated by reference herein.
4.6	Form of $1.27 Warrant to Purchase Common Stock of the Registrant	Previously filed as Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
4.7	Form of $2.00 Warrant to Purchase Common Stock of ACT Holdings, Inc.	Previously filed as Exhibit 4.7 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
4.8	Form of Subscription Agreement to Purchase Series A Convertible Preferred Stock of the Registrant	Previously filed as Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
4.9	Form of Share Purchase Agreement to purchase common stock of Two Moons Kachinas Corp. ("TMOO"), the predecessor to the Registrant	Previously filed as Exhibit 4.9 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
4.10	Form of Lock-Up Agreement entered into by certain sellers of TMOO common stock	Previously filed as Exhibit 4.10 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
4.11	Form of Lock-Up Agreement entered into by certain buyers of TMOO common stock	Previously filed as Exhibit 4.11 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
4.12	Investor's Rights Agreement dated December 31, 1998 by and between the Registrant and Avian Farms, Inc.	Previously filed as Exhibit 4.12 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
9.1	Form of Voting Agreement for shares of common stock of the Registrant held by certain parties effective as of January 31, 2005	Previously filed as Exhibit 9.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.1	Exclusive License Agreement dated April 16, 1996 by and between the University of Massachusetts and the Registrant, as amended on September 1, 1997, May 31, 2000 and September 19, 2002	Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.2	Materials and Research Data License Agreement dated January 26, 2001 by and between Wake Forest University and the Registrant	Previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005) and incorporated by reference herein.
10.3	July 1, 2002 Assignment to Wake Forest University Health Sciences	Previously filed as Exhibit 10.3.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.4	Exclusive License Agreement dated April 1, 2003 by and between the University of Massachusetts and the Registrant	Previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.5	Exclusive License Agreement dated October 22, 2003 by and between the Registrant and Exeter Life Sciences, Inc.	Previously filed as Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.6	Letter of Intent dated March 16, 2003 by and between Exeter Life Sciences, Inc. and the Registrant	Previously filed as Exhibit 10.13.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.7	Sponsored Research Agreement dated March 16, 2003 by and between Blue Horse Labs, Inc. and the Registrant	Previously filed as Exhibit 10.13.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.8	Exclusive License Agreement (Infigen IP) dated May 14, 2004 by and between the Registrant and PacGen Cellco, LLC	.Previously filed as Exhibit 10.19 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.9	First Amendment to Exclusive License Agreement (Infigen IP) dated August 25, 2005 by and between the Registrant and PacGen Cellco, LLC	Previously filed as Exhibit 10.19.1 to the Registrant’s Registration Statement on Form SB-2 filed on October 14, 2005 and incorporated by reference herein.
10.10	Exclusive License Agreement (UMass IP) dated May 14, 2004 by and between the Registrant and PacGen Cellco, LLC	Previously filed as Exhibit 10.20 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.11	First Amendment to Exclusive License Agreement (UMass IP) dated August 25, 2005 by and between the Registrant and PacGen Cellco, LLC	Previously filed as Exhibit 10.20.1 to the Registrant’s Registration Statement on Form SB-2 filed on October 14, 2005 and incorporated by reference herein.
10.12	Exclusive License Agreement (ACT IP) dated May 14, 2004by and between the Registrant and PacGen Cellco, LLC	Previously filed as Exhibit 10.21 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.13	First Amendment to Exclusive License Agreement (ACT IP) dated August 25, 2005 by and between the Registrant and PacGen Cellco, LLC	Previously filed as Exhibit 10.21.1 to the Registrant’s Registration Statement on Form SB-2 filed on October 14, 2005 and incorporated by reference herein.
10.14	Agreement to Amend ACT/CELLCO License Agreements dated September 7, 2004 by and between the Registrant and PacGen Cellco, LLC	Previously filed as Exhibit 10.22 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.15	Indemnification Agreement of David Merrell to certain buyers of TMOO common stock dated December 31, 2004	Previously filed as Exhibit 10.23 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.16	Convertible Promissory Note issued by the Registrant to A.C.T. Group, Inc. dated July 12, 2002 in the amount of $1,000,000	Previously filed as Exhibit 10.24 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.17	Promissory Note issued by the Registrant to Pierce Atwood LLP dated January 2005 in the amount of $150,000	Previously filed as Exhibit 10.25 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.18	Promissory Note issued by the Registrant to Pierce Atwood dated July 1, 2003 in the amount of $339,000	Previously filed as Exhibit 10.26 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.19	Promissory Note issued by the Registrant to Rothwell, Figg, Ernst & Manbeck, P.C. dated July 8, 2003 in the amount of $272,108	Previously filed as Exhibit 10.27 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.20	Forbearance and Stock Purchase Agreement dated July 16, 1999 by and among Avian Farms, Inc., A.C.T. Group, Inc., the Registrant and Cima Biotechnology, Inc., as amended on December 23, 1999	Previously filed as Exhibit 10.28 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.21	Securityholders' Agreement dated November 20, 2001 by and among the Registrant, A.C.T. Group, Cyagra, Inc. and Goyaike S.A.	Previously filed as Exhibit 10.29 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.22	Securityholders' Agreement dated July 1, 2002 by and among the Registrant, A.C.T. Group, Cyagra, Inc. and Goyaike S.A.	Previously filed as Exhibit 10.30.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.23	Summary of Terms of Collaboration Agreement and Technology License dated July 1, 2002	Previously filed as Exhibit 10.30.2 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.24	Separation Agreement dated July 1, 2002 by and among the Registrant, A.C.T. Group, Cyagra, Inc. and Goyaike S.A.	Previously filed as Exhibit 10.30.3 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.25	Membership Interest Exchange and Asset Sale Agreement dated May 31, 2000 by and among the Registrant and Hematech, LLC, et al.	Previously filed as Exhibit 10.31 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.26	Buyout Option Agreement dated May 31, 2000 by and between Hematech and the Registrant	Previously filed as Exhibit 10.31.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.27	Space Sublease Agreement dated November, 2004, between BioReliance and the Registrant, for 381 Plantation Street, Worcester, MA 01605	Previously filed as Exhibit 10.32 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.28	Advanced Cell Technology, Inc. 2004 Stock Option Plan*	Previously filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.29	Advanced Cell Technology, Inc. 2004 Stock Option Plan II*	Previously filed as Exhibit 10.34 to the Registrant's Quarterly Report on Form 10- QSB filed on May 23, 2005 and incorporated by reference herein.
10.30	A.C.T. Holdings, Inc. 2005 Stock Option Plan*	Previously filed as Appendix A to the Registrant's preliminary proxy statement on Form PRE-14A filed on May 10, 2005 and incorporated by reference herein.
10.31	Form of Incentive Stock Option Agreement*	Previously filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.32	Form of Nonqualified Stock Option Agreement*	Previously filed as Exhibit 10.37 to the Registrant's Quarterly Report on Form 10- QSB filed on May 23, 2005 and incorporated by reference herein.
10.33	Employment Agreement dated October 1, 2003 by and between the Registrant and Irina Klimanskaya*	Previously filed as Exhibit 10.44 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.34	Settlement Agreement dated January 28, 2005 by and between the Registrant and Gunnar Engstrom*	Previously filed as Exhibit 10.53 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.35	Confidentiality and Nondisclosure Agreement dated February 3, 1999 by and between the Registrant and Robert Lanza, M.D.*	Previously filed as Exhibit 10.54 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.36	Master Laboratory Services Agreement dated January 4, 2001 by and between White Eagle Laboratories, Inc. and the Registrant	Previously filed as Exhibit 10.59 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.37	Master Study Agreement dated December 4, 2000 by and between Biomedical Research Models, Inc. and the Registrant	Previously filed as Exhibit 10.60 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.38	Agreement Relating to the Transfer of Biological Materials dated February 3, 2000 by and between Wake Forest University and the Registrant	Previously filed as Exhibit 10.61 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.39	Materials Transfer Agreement dated February 16, 2000 by and among the Registrant, B.C. Cancer Agency and Dr. Peter Lansdorp	Previously filed as Exhibit 10.62 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.40	Materials Transfer Agreement dated January 19, 2000 by and among the Registrant, IPK and Anna Wobus	Previously filed as Exhibit 10.63 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.41	Materials Transfer Agreement dated February 23, 2000 by and among the Registrant, Philip Damiani and Carlos T. Moraes	Previously filed as Exhibit 10.64 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.42	Material Transfer Agreement dated January 6, 1997 by and among the Registrant, University of Massachusetts, University of Colorado and Curtis R. Freed	Previously filed as Exhibit 10.65 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.43	Material Transfer Agreement dated March 20, 2000 by and among the Registrant, Charlotte Farin and Peter Farin	Previously filed as Exhibit 10.66 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.44	Sponsored Research Agreement dated May 15, 2000 by and between Carl H. Lindner, Jr. Family Center for Research of Endangered Wildlife (CREW) and the Registrant	Previously filed as Exhibit 10.67 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.45	Sponsored Research Agreement dated August 9, 2000 by and between Cornell University and the Registrant	Previously filed as Exhibit 10.68 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.46	Sponsored Research Agreement dated December 1, 1999 by and between the Registrant and the University of Massachusetts Amherst	Previously filed as Exhibit 10.69 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.47	Amendment No. 1 to Agreement dated December 1, 1999 by and between the Registrant and the University of Massachusetts Amherst	Previously filed as Exhibit 10.69.1 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.48	Sponsored Research Agreement dated August 1, 1999 by and between the Registrant and UMass (D. Good)	Previously filed as Exhibit 10.70 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.49	Withdrawal, Termination, Assignment and Assumption Agreement dated March 14, 2001 by and among the Registrant, BioTransplant, Inc., Immerge BioTherapeutics, Inc. and Infigen, Inc.	Previously filed as Exhibit 10.72 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.
10.50	Research Collaboration Agreement dated May 23, 2005 by and between the Registrant and The Burnham Institute	Previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-QSB filed on August 15, 2005 and incorporated by reference herein.
10.51	Securities Purchase Agreement dated September 15, 2005 by and among Advanced Cell Technology, Inc., a Nevada corporation (“ACT”) and the purchasers identified on the signature pages thereto	Previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 and incorporated by reference herein.
10.52	Registration Rights Agreement dated September 15, 2005 by and among ACT and the purchasers identified on the signature pages thereto	Previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 and incorporated by reference herein.
10.53	Form of Common Stock Purchase Warrant	Previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 and incorporated by reference herein.
10.54	Form of Amortizing Convertible Debenture	Previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 incorporated by reference herein.
10.55	Form of Lock-up Agreement	Previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 and incorporated by reference herein.
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

18

10.131

Office Lease Agreement dated January 11, 2013 by and between the Registrant and Wendy Jolles and Linda Olstein, Trustees of The Janelon Trust under Declaration of Trust dated January 28, 1975 and recorded with the Suffolk County Registry of Deeds in Book 8766, Page 558, as amended by instrument dated January 7, 1988 and recorded in Book 14432, Page 267

Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant	Previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2013 and incorporated herein by reference.
23.1	Consent of Independent Registered Public Accounting Firm	Previously filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on March 7, 2013 and incorporated herein by reference.
31.1	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350	Filed herewith.

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

Dated: April 15, 2013	By:	/s/ Gary Rabin
Gary Rabin
Chief Executive Officer and Chairman
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Gary Rabin	April 15, 2013
Gary Rabin
Chief Executive Officer and
Chairman of the Board of Directors
(Principal Executive Officer, Principal
Financial Officer and Principal Accounting Officer)

/s/ Robert Langer	April 15, 2013
Robert Langer
Director

/s/ Alan Shapiro	April 15, 2013
Alan Shapiro
Director

/s/ Gregory D. Perry	April 15, 2013
Gregory D. Perry
Director

/s/ Zohar Loshitzer	April 15, 2013
Zohar Loshitzer
Director

/s/ Michael Heffernan	April 15, 2013
Michael Heffernan
Director

