Form 10-Q
period 2013-03-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2013-05-09
CIK 1140098

.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 30, 2013:
Common Stock, $0.001 par value per share	2,438,530,433 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2013 AND DECEMBER 31, 2012

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,111,434	$7,241,852
Grants receivable	254,279	96,425
Deferred royalty fees, current portion	92,435	82,435
Prepaid expenses	326,517	132,044
Total current assets	4,784,665	7,552,756

Property and equipment, net	255,790	175,256
Deferred royalty fees, less current portion	155,857	170,216
Deposits	38,661	29,856
Deferred costs	369,773	568,458

TOTAL ASSETS	$5,604,746	$8,496,542

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,439,123	$2,956,743
Accrued expenses	2,611,378	3,210,908
Accrued settlement	–	6,807,891
Convertible promissory notes, current portion net of discounts of $0 and $30,935, respectively	287,785	256,850
Senior secured convertible debentures, current portion, net of discount of $395,455 and $290,000, respectively	2,604,545	2,110,000
Embedded conversion option liabilities, current portion	505,075	460,668
Loss contingency accrual	6,859,607	6,176,787
Deferred revenue, current portion	176,622	224,935
Total current liabilities	15,484,135	22,204,782

Senior secured convertible debentures, less current portion, net of discount of $197,727 and $435,000, respectively	2,802,273	3,165,000
Embedded conversion option liabilities, less current portion	453,000	507,033
Warrant and option derivative liabilities	435,792	972,381
Deferred revenue, less current portion	1,868,106	1,907,574
Total liabilities	21,043,306	28,756,770

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $1,641,566 and $1,607,497, respectively	1,641,006	1,598,533

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 1,750 and 1,150 shares issued and outstanding	2	2
Common stock, $0.001 par value; 2,750,000,000 shares authorized, 2,387,936,170 and 2,232,720,779 shares issued and outstanding	2,387,937	2,232,721
Additional paid-in capital	301,443,293	289,842,597
Promissory notes receivable, net of discount of $3,359,794 and $3,776,528 respectively	(32,189,828)	(31,622,696)
Accumulated deficit	(288,720,971)	(282,311,386)
Total stockholders' deficit	(17,079,566)	(21,858,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,604,746	$8,496,542

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)

Revenue (License fees and royalties)	$87,781	55,685
Cost of Revenue	34,359	15,609
Gross profit	53,422	40,076

Operating expenses:
Research and development	2,992,000	2,440,542
General and administrative expenses	2,825,864	3,019,005
Total operating expenses	5,817,864	5,459,547
Loss from operations	(5,764,442)	(5,419,471)

Non-operating income (expense):
Interest income	1,777	5,077
Interest expense and late fees	(524,189)	(272,324)
Finance gain (cost)	(293,120)	115,827
Adjustments to fair value of derivatives	166,933	(141,599)
Total non-operating expense	(648,599)	(293,019)

Loss before provision for income tax	(6,413,041)	(5,712,490)

Provision for income tax	–	–
Net loss	$(6,413,041)	$(5,712,490)

Weighted average shares outstanding:
Basic and diluted	2,251,585,598	1,942,293,307

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2013

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Promissory Notes Receivable,	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	net	Deficit	Deficit
Balance December 31, 2012	1,000	1	1,750	2	2,232,720,779	2,232,721	289,842,597	(31,622,696)	(282,311,386)	(21,858,761)

Issuance of shares for settlements	–	–	–	–	80,357,143	80,357	4,419,643	–	–	4,500,000

Issuance of shares for services	–	–	–	–	3,311,248	3,312	417,643	–	–	420,955

Accrued dividends on Series B and C Preferred Stock	–	–	–	–	–	–	563,676	–	(563,676)	–

Accretion of note receivable discount on Series B and C Preferred Stock	–	–	–	–	–	–	–	(567,132)	567,132	–

Stock based compensation	–	–	–	–	–	–	1,018,060	–	–	1,018,060

Issuance of shares of common stock	–	–	–	–	71,547,000	71,547	5,181,674	–	–	5,253,221

Net loss for the three months ended March 31, 2013	–	–	–	–	–	–	–	–	(6,413,041)	(6,413,041)

Balance, March 31, 2013 (unaudited)	1,000	$1	1,750	$2	2,387,936,170	$2,387,937	$301,443,293	$(32,189,828)	$(288,720,971)	$(17,079,566)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

	Three Months Ended March 31,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,413,041)	$(5,712,490)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	17,852	12,091
Amortization of deferred charges	34,359	15,609
Amortization of deferred revenue	(87,781)	(55,685)
Redeemable preferred stock dividend accrual	34,069	31,308
Stock based compensation	1,018,060	1,100,998
Amortization of deferred issuance costs	198,685	200,893
Amortization of discounts	171,157	40,123
Adjustments to fair value of derivatives	(166,933)	141,599
Shares of common stock issued for compensation	420,955	421,642
Non-cash financing costs	(389,700)	(115,827)
Warrant and options issued for consulting services	10,418	29,172
Changes in operating assets and liabilities
Prepaid expenses and other current assets	(382,327)	41,986
Accounts payable and other current liabilities	(2,742,221)	(967,204)

Net cash used in operating activities	(8,276,448)	(4,815,785)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(98,386)	(9,177)
Payment of lease deposits	(8,805)	–

Net cash used in investing activities	(107,191)	(9,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	–	2,500,000
Proceeds from issuance of common stock	5,253,221	–

Net cash provided by financing activities	5,253,221	2,500,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,130,418)	(2,324,962)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	7,241,852	13,103,007

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$4,111,434	$10,778,045

CASH PAID FOR:
Interest	$80,000	$–
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued dividends on Series B and C Preferred Stock	$563,676	$447,631
Accretion of note receivable discount on Series B and C Preferred Stock	$567,132	$448,672
Issuance of 80,357,143 and 295,605,268 shares of common stock for accrued settlement	$4,500,000	$35,269,299
Issuance of 26,315,789 shares for $2,500,000 promissory note	$–	$2,500,000
Issuance of 5,263,158 shares for $500,000 promissory note	$–	$500,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATIONAL MATTERS

The unaudited consolidated financial statements have been prepared by Advanced Cell Technology, Inc., (the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Organization and Nature of Business

The Company is a life science company, incorporated in the state of Delaware, focused on the emerging field of regenerative medicine. The Company’s core business strategy is to develop and ultimately commercialize stem cell derived cell therapies and biologics that will deliver safe and efficacious patient therapies, and which can be manufactured at scale and are reimbursable at attractive levels. The Company is conducting several ongoing clinical trials for treating macular degeneration, and has a preclinical development pipeline focused on products for eye diseases, autoimmune and inflammatory diseases, and wound healing. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company’s ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation —The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of March 31, 2013 and December 31, 2012, the Company had deposits in excess of federally-insured limits totaling $3,861,173 and $5,147,037, respectively.

Grant Received — From time to time the Company participates in research grants both as an initiator of grants as well as a sub-recipient of grant funds. The Company incurs costs for the grant and is subsequently reimbursed for these expenses by grant receipts. The Company records such receipts as a reduction in research and development costs. For the three months ended March 31, 2013 and 2012, the Company recorded as a reduction in research and development costs, $60,022, and $0, respectively.

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

Patents — The Company follows ASC 350-30, “General Intangibles Other than Goodwill,” in accounting for its patents. ASC 350-30 provides that costs of internally developing, maintaining, or restoring intangible assets that are not specifically identifiable, that have indeterminate lives, or that are inherent in a continuing business and related to an entity as a whole, shall be recognized as an expense when incurred. The Company has expensed as research and development expense all costs associated with developing its patents.

Equity Method Investment — The Company follows ASC 323, “Investments-Equity Method and Joint Ventures,” in accounting for its investment in the joint venture. In the event the Company’s share of the joint venture’s net losses reduces the Company’s investment to zero, the Company will discontinue applying the equity method and will not provide for additional losses unless the Company has guaranteed obligations of the joint venture or is otherwise committed to provide further financial support for the joint venture. If the joint venture subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2013, the Company had not experienced impairment losses on its long-lived assets.

Fair Value Measurements — The Company applies the provisions of ASC 820-10, “Fair Value Measurements and Disclosures.” ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. For certain financial instruments, including cash and cash equivalents, grants receivable, prepaid expenses, accounts payable and accrued expenses, the carrying amounts approximate fair value due to their relatively short maturities. The carrying amount of senior secured convertible debentures approximates fair value as the interest rate charged on the debentures is based on the prevailing rate. The three levels of valuation hierarchy are defined as follows:

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

The Company analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity,” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model.

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

The Company uses Level 3 inputs for its valuation methodology for the fair value of the embedded conversion options associated with the senior secured convertible debentures.

The Company estimates the fair value of the embedded conversion option associated with the senior secured convertible debentures using a binomial lattice model, which estimates and compares the present value of the principal and interest payments to the as converted value to determine whether the holder of the notes should convert the notes into the Company’s common stock or continue to receive principal and interest payments. The Company uses this methodology to determine the fair value of the notes and corresponding beneficial conversion features because there are no observable inputs available with respect to the fair value.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The binomial lattice model relies on the following Level 3 inputs: (1) expected volatility of our common stock; (2) discount for illiquidity applicable to potentially large blocks of our common stock that may be issued upon conversion of the senior secured convertible debentures, and (3) discount rate for contractual debt principal and interest payments. The fair value of the embedded beneficial conversion feature is estimated as the difference between the fair value of the notes with and without the conversion feature. The fair value of the notes without the conversion feature is determined using one Level 3 input, the discount rate for contractual debt interest and principal payments.

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

The fair value of the senior secured convertible debentures is sensitive to changes in the discount rate for contractual debt principal and interest payments. A decrease in the discount would cause the fair value of the debentures to increase. The discount rate may decrease due to many factors including, decreases in rates of return offered on similar or alternative financial instruments, fluctuations in economic conditions, and improvement in the Company’s credit standing. Our credit standing may improve if the Company raised additional equity capital, grew earnings, or reduced financial obligations.

Because the debentures are convertible into shares of the Company’s common stock, the fair value of the debentures is sensitive to changes in the value, volatility and trading volume of the Company’s common stock as these are primary factors affecting the value of the debenture holder’s conversion option. An increase in stock price and trading volume may improve the ability of the debenture holders to sell large blocks of the Company’s common stock and increase the likelihood of the debenture holders converting the notes into shares of the Company’s common stock. A reduction in the volatility of the Company’s common stock may also increase the likelihood of the debenture holders converting the debentures into shares of the Company’s common stock. Each of these factors may decrease the illiquidity discount estimated for potentially large blocks of the Company’s common stock, which may increase the value of the note conversion option and fair value. An improvement in the Company’s credit standing and increase in the Company’s stock price and trading volume may occur concurrently.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2013, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	March 31, 2013
Description	March 31, 2013	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant and option derivative liabilities	$435,792	$–	$435,792	$–
Embedded conversion option liabilities	958,075	–	52,075	906,000
Total	$1,393,867	$–	$487,867	$906,000

The following table reconciles the change in fair value for measurements categorized within Level 3 of the fair value hierarchy:

Embedded
Conversion
Option
Liabilities
Balance at December 31, 2012	$845,000
Total gains or (losses) for the period
included in earnings	61,000
Balance at March 31, 2013	$906,000

Gains and losses included in earnings for the three months ended March 31, 2013 are reported as follows:

Adjustment to
Fair Value of
Derivatives
Total losses included in earnings	$61,000

The following table provides quantitative information about measurements categorized within Level 3 of the fair value hierarchy:

	Fair Value at
	March 31,	Valuation
Description	2013	Technique	Unobservable Input	Value
Embedded conversion option liability	906,000	Binomial Lattice Model	Expected volatility of the Company's common stock	71.1%

			Discount for illiquidity of large blocks of the Company's common stock	5.4% to 36.6%

			Discount rate for contractual debt principal and interest payments	20.0%

For the three months ended March 31, 2013, and 2012 the Company recognized a gain (loss) of $166,933 and ($141,599), respectively, for the changes in the valuation of derivative liabilities.

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

In connection with its license agreements, the Company recorded $87,781 and $55,685 in license fee revenue for the three months ended March 31, 2013 and 2012, respectively, in its consolidated statements of operations, and the remainder of the license fees have been accrued in deferred revenue at March 31, 2013 and December 31, 2012, respectively.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 106,649,967 options outstanding as of March 31, 2013.

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

At March 31, 2013 and 2012, approximately 207,503,505 and 88,419,000 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks — Currently, the Company’s revenues are concentrated on a small number of customers. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three months ended March 31, 2013 and 2012.

	Three Months Ended
	March 31,
	2013	2012
International Stem Cell Corporation	43%	*
CHA Biotech and SCRMI	37%	58%
Lifeline	12%	29%
Embryone Sciences	*	12%

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, this guidance was amended by ASU 2013-01, “Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities,” which limits the scope of ASU No. 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of this standard did not have a material impact on its consolidated results of operations, financial condition, or liquidity.

3. INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and will receive another 7% interest upon fulfilling certain obligations under the agreement over a period of 3 years. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 60% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program. Effective May 1, 2010, the Company was no longer obligated to provide laboratory space to SCRMI. As of March 31, 2013, the Company holds a 40% interest in the joint venture and CHA Bio & Diostech, Ltd. owns a 60% interest. The two partners to the joint venture are in negotiations on further funding of the joint venture, but there can be no assurances that an agreement will be reached. Any financial statement impact at this time is unclear should an agreement not be reached.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $7,353 and $7,353 in license fee revenue for the three months ended March 31, 2013 and 2012, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $373,775 and $381,127 is included in deferred revenue in the accompanying consolidated balance sheets at March 31, 2013 and December 31, 2012, respectively.

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

The following table is a summary of key financial data for the joint venture as of and for the three months ended March 31, 2013 and 2012:

	March 31,
	2013	2012
Current assets	$213,375	183,948
Noncurrent assets	$1,263,514	1,064,553
Current liabilities	$310,267	2,680,193
Noncurrent liabilities	$2,094,639	–
Net revenue	$73,029	73,029
Net income (loss)	$35,564	(45,435)

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Machinery & equipment	$925,788	$907,740
Computer equipment	35,629	32,986
Office furniture	8,759	6,684
Leasehold improvements	215,642	169,572
	1,185,818	1,116,982

Accumulated depreciation	(930,028)	(941,726)
Property and equipment, net	$255,790	$175,256

Depreciation expense for the three months ended March 31, 2013 and 2012 amounted to $17,852 and $12,091, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. ACCRUED SETTLEMENT

CAMOFI Master LDC

CAMOFI Master LDC (“CAMOFI”) and CAMZHN Master LDC (“CAMZHN” and together with “CAMOFI”, the "CAMOFI Parties") filed a complaint on October 13, 2011. In their complaint, the CAMOFI Parties argued that as a result of the transactions between the Company and JMJ, Gemini Master Fund, Ltd., and Midsummer Investment, Ltd., respectively, the exercise prices in the warrants and debentures previously issued to the CAMOFI Parties should have been reduced. Consequently, the CAMOFI Parties argued that they have been denied the right to receive, in total, at least 130,795,594 shares of the Company's common stock, which has allegedly resulted in losses to the CAMOFI Parties of at least $22,265,951.

On January 11, 2013, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with the CAMOFI Parties. Pursuant to the Settlement Agreement, and subject to Court approval, the Company agreed, in exchange for dismissal of the pending lawsuit with prejudice and a mutual release of all claims, (including termination of all outstanding warrants and debentures of the Company held by the CAMOFI Parties), to do the following on the business day following approval by the Court of the settlement or on another day agreed upon by the parties to the settlement (the “Closing”):

•	issue to the CAMOFI Parties an aggregate number of shares of the Company’s common stock calculated by dividing $4,500,000 by the least of (a) $0.056 per share, (b) the closing price of the common stock on the day immediately prior to the execution of the Settlement Agreement or (c) the volume weighted average price (“VWAP”) reported by Bloomberg LP for the 30-day period before such shares of common stock are received (the “Closing Shares”), of which 78.9% of such Closing Shares will be issued to CAMOFI and 21.1% to CAMZHN;

•	issue (a) to CAMOFI an Amortizing Senior Secured Convertible Debenture in the principal amount of $4,732,781 and (b) to CAMZHN an Amortizing Senior Secured Convertible Debenture in the original principal amount of $1,267,219 (together, the “Debentures”);

•	pay $1,577,594 to CAMOFI and $422,406 to CAMZHN; and

•	reimburse the CAMOFI Parties for certain of the CAMOFI Parties’ costs incurred in connection with the pending lawsuit.

The Debentures accrue interest at the rate of 8% per annum and mature on June 30, 2015. The Company may pre-pay all or a portion of the amounts due under the Debentures prior to maturity without penalty. Both of the Debentures are convertible at the option of the holder at a price per share of the Company’s common stock equal to 80% of the VWAP of the ten consecutive trading days prior to the conversion date (the “Conversion Price”). The Company must make quarterly payments under the Debentures on the last day of each calendar quarter commencing on March 31, 2013 in the amount of $600,000. The quarterly payments may, at the option of the Company and subject to the satisfaction of certain conditions, be paid in shares of the Company’s common stock. In such case, the conversion price for such payment will be based on the lesser of (i) the Conversion Price or (ii) 80% of the average of the 10 closing prices immediately prior to the date the quarterly payment is due. To secure its obligations under the Debentures, the Company will grant a security interest in substantially all of the Company’s assets, including its intellectual property, to the CAMOFI Parties. The Debentures contain certain covenants customary for debt instruments of its kind. As of March 31, 2013, the Company was in compliance with the covenants in the Debentures.

On January 22, 2013, the Supreme Court of New York approved the issuance of the shares of the Company’s common stock that the Company agreed to issue to the CAMOFI Parties pursuant to the Settlement Agreement that was entered into on January 11, 2013. Accordingly, on January 23, 2013, the Company issued an aggregate of 80,357,143 shares to the CAMOFI Parties as required by the Settlement Agreement and in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

Pursuant to the Settlement Agreement, the Company and the CAMOFI Parties entered into a registration rights agreement, which required the Company to register the shares of the Company’s common stock into which the Debentures are convertible with the Securities and Exchange Commission. The registration rights agreement provides that the registration statement will be filed within thirty days of the execution of the registration rights agreement and that it becomes effective within sixty days or within 90 days in the event of a full review by the Securities and Exchange Commission. If the Company fails to file the registration statement within the required time period, then the Company will pay, in cash, partial liquidated damages equal to 1.5% of the original principal amount of the Debentures. If the Company fails to pay any partial liquidated damages with seven days after the date payable, the Company will pay interest thereon at a rate of 18% per annum. The Company filed the registration statement on February 21, 2013 which was within the required time period, and the registration statement was declared effective March 19, 2013.

At March 31, 2013 and December 31, 2012, accrued settlements related to the above agreements were $0 and $6,807,891, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. LOSS CONTINGENCY ACCRUAL

The loss contingency accrual is comprised of the following at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Debenture-Warrant Settlement	$223,107	$170,287
SEC Civil Action	3,500,000	3,500,000
Litigation	3,136,500	2,506,500
Total	$6,859,607	$6,176,787

7. CONVERTIBLE PROMISSORY NOTES

2010 JMJ Convertible Promissory Notes

During 2010, the Company issued three convertible promissory notes to JMJ Financial, for a total of $3,000,000 available to receive in cash, for a principal sum of $3,850,000, which included an original issue discount of $850,000. The notes bear a one-time interest charge of 10% on the principal sum. The holder may at its election convert all or part of these notes into shares of the Company's common stock at the conversion rate of the lesser of: (a) $0.10 per share, or (b) 85% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. During 2010, the Company received the entire $3,000,000 on these notes. Of the $3,850,000 borrowed, the Company converted $3,562,215 into 76,465,706 shares of common stock during 2010. The notes matured on March 30, 2013. The Company has not paid the outstanding balance of $287,785 as of March 31, 2013.

As of March 31, 2013 and December 31, 2012, the convertible promissory notes were convertible at the option of the holders into a total of 4,866,851 and 6,129,824 shares, respectively, subject to anti-dilution and other customary adjustments. The fair value of the embedded conversion option was $52,075 and $122,668 as of March 31, 2013 and December 31, 2012, respectively. The decrease in the fair value of this liability was $70,593 and $21,448 during the three months ended March 31, 2013 and 2012, respectively, which was recorded through the statements of operations as an adjustment to fair value of derivatives. The assumptions used in the Black-Scholes option pricing model at March 31, 2013 are as follows: (1) dividend yield of 0%; (2) expected volatility of 80%, (3) risk-free interest rate of 0.04%, and (4) expected life of 0.001 years.

Interest expense from amortization of debt discounts related to the JMJ Convertible Promissory Notes for the three months ended March 31, 2013 and 2012 was $30,935 and $31,627, respectively.

Senior Secured Convertible Debentures

The Debentures issued to the CAMOFI Parties pursuant to the Settlement Agreement have an effective date of December 31, 2012, accrue interest at the rate of 8% per annum and mature on June 30, 2015. The Company may pre-pay all or a portion of the amounts due under the Debentures prior to maturity without penalty. Both of the Debentures are convertible at the option of the holder at a price per share of common stock equal to 80% of VWAP of the ten consecutive trading days prior to the conversion date. The Company must make quarterly payments under the Debentures on the last day of each calendar quarter commencing on March 31, 2013 in the amount of $600,000. The quarterly payments may, at the option of the Company and subject to the satisfaction of certain conditions, be paid in shares of Common Stock. In such case, the conversion price for such payment will be based on the lesser of (i) the conversion price as defined in the agreement or (ii) 80% of the average of the 10 closing prices immediately prior to the date the quarterly payment is due. The payment due on March 31, 2013, was paid in cash on April 1, 2013. To secure its obligations under the Debentures, the Company granted a security interest in substantially all of the Company’s assets, including its intellectual property, to the CAMOFI Parties. The Debentures contain certain covenants customary for debt instruments of its kind. At March 31, 2013, the Company was in compliance with the covenants of the Debentures.

The Company determined that the Debentures contained an embedded beneficial conversion feature as the Debentures are convertible at a price per share of common stock equal to 80% of VWAP of the ten consecutive trading days prior to the conversion date. The embedded beneficial conversion feature was modeled using a binomial lattice model, and the calculated value at March 31, 2013 and December 31, 2012 was 906,000 and $845,000, respectively. The Company recorded a loss of $61,000 for the change in the fair value of the embedded conversion option liability for the three months ended March 31, 2013.

The Company recorded a debt discount of $725,000 which will be amortized over the life of the note using the effective interest rate of 16.79%. For the three months ended March 31, 2013, the Company amortized $131,818 of the debt discount and recorded it as interest expense. The unamortized discount at March 31, 2013 and December 31, 2012 was $593,182 and $725,000, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8. Series A-1 REDEEMABLE Convertible Preferred Stock

On March 3, 2009, the Company entered into a $5 million credit facility with a life sciences fund. Under the terms of the agreement, the Company may draw down funds, as needed, from the investor through the issuance of Series A-1 redeemable convertible preferred stock, par value $.001, at a basis of 1 share of Series A-1 redeemable convertible preferred stock for every $10,000 invested. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial drawdown date, and is convertible into common stock at $0.75 per share at the option of the holder.

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

The outstanding balance at March 31, 2013 and December 31, 2012 was $1,130,165, and is convertible into 1,506,887 shares of the Company’s common stock. The Company values the conversion option initially when each draw takes place (see section entitled “Conversion Option” in this footnote below). As of March 31, 2013, the Company has drawn $3,418,166 of the $5,000,000 commitment.

The following table summarizes the Series A-1 redeemable convertible preferred stock outstanding at March 31, 2013 and December 31, 2012:

	March 31,	December 31,
	2013	2012
Principal due	$1,130,165	$1,130,165
Accrued dividend	511,401	477,332
Debt discount	(560)	(8,964)
	$1,641,006	$1,598,533
Non-current portion	$1,641,006	$1,598,533
Aggregate liquidation value*	$1,641,566	$1,607,497

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $34,069 and $31,308 for the three months ended March 31, 2013 and 2012, respectively, which is recorded as interest expense in the consolidated statements of operations.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Redemption Rights

Upon the earlier of (i) the fourth anniversary of the issuance date, and (ii) the occurrence of a major transaction, each holder shall have the right, to require the Company to redeem all or a portion of such holder’s share of Series A-1 redeemable convertible preferred stock, at a price per share equal to the Series A-1 liquidation value. The Company has the option to pay the redemption price in cash or in shares of its common stock. The Company shall have the right to redeem all or a portion of the shares of Series A-1 redeemable convertible preferred stock, at any time at a price per share of Series A-1 redeemable preferred stock equal to 100% of the Series A-1 liquidation value.

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

Conversion Option:

The embedded conversion option was valued at $0 and $33 at March 31, 2013 and December 31, 2012, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $33 and $3,647 for the three months ended March 31, 2013 and 2012, respectively, was recorded through the statements of operations as an adjustment to fair value of derivatives.

The assumptions used in the Black-Scholes model to value the embedded conversion option at March 31, 2013 were as follows: (1) dividend yield of 0%; (2) expected volatility of 80%, (3) risk-free interest rate of 0.04%, and (4) expected life of 0.02 years.

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

Interest expense from amortization of the debt discount and deferred costs for the three months ended March 31, 2013 and 2012 was $109,855 and $111,075, respectively.

Modification of Series A-1 Convertible Redeemable Preferred Stock:

On October 19, 2009, the Company entered into two letter agreements with Volation, pursuant to which (i) the Company reduced the conversion price of its existing outstanding Series A-1 redeemable convertible preferred stock issued to Volation to $.10 per share resulting in 22,880,000 shares of Common Stock upon conversion, (ii) the Company issued Volation 2,500,000 shares of its Common Stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in  non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between the Company and Volation. The commitment fee was paid during the year ended December 31, 2010 by reducing the proceeds paid by the Series A-1 Preferred Stock investors by the amount of the commitment fee.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. SERIES B PREFERRED STOCK

On November 2, 2009 (“Series B Effective Date”), the Company entered into a preferred stock purchase agreement with Optimus Life Sciences Capital Partners, LLC (“Optimus”). Pursuant to the purchase agreement, the Company agreed to sell, and Optimus agreed to purchase, in one or more purchases from time to time at the Company’s sole discretion, (i) up to 1,000 shares of Series B preferred stock at a purchase price of $10,000 per share, for an aggregate purchase price of up to $10,000,000, and (ii) five-year warrants to purchase shares of the Company’s common stock  with an aggregate exercise price equal to 135% of the purchase price paid by the Investor, at an exercise price per share as follows:

•	On the sixth (6th) trading day following the Tranche Notice Date (as defined in the purchase agreement), the exercise price of the Optimus warrant shall be adjusted to equal the VWAP for the 5 trading days beginning on and including the Tranche Notice Date (as so adjusted, the “Adjusted Exercise Price”); and

•	If the Adjusted Exercise Price results in additional warrant shares being issuable to the holder, such additional shares shall be delivered to the holder within one trading day following the adjustment date. If the Adjusted Exercise Price results in less warrant shares being issuable to the holder, the excess warrant shares shall be returned by the holder to the Company within one trading day following on the adjustment date.

During 2010, the Company delivered tranche notices to Optimus for delivery of a total of 1,000 shares under the Series B preferred stock for funding in the amount of $10,000,000 ($9,485,000 in cash proceeds, $500,000 of commitment fee applied, and $15,000 in legal fees).

During 2010, in connection with the funding, the Company issued 95,870,362 shares of its common stock upon exercise of the same number of warrants, which were granted simultaneously with the Company’s tranche notices. During 2010, the Company received secured promissory notes in the amount of $13,500,000 to settle the warrant exercise.

Dividends

Commencing on the date of the issuance of any shares of Series B preferred stock, holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series B preferred stock. Accrued dividends were $2,642,722 and $2,352,321 at March 31, 2013 and December 31, 2012, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidation Rights

The Series B preferred shares shall, with respect to dividend, rights upon liquidation, winding-up or dissolution, rank: (i) senior to the Company’s common stock, and any other class or series of preferred stock of the Company, except the Series A-1 redeemable convertible preferred stock which shall rank senior in right of liquidation and pari passu with respect to dividends; and (ii) junior to all existing and future indebtedness of the Company.

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

The Company has classified the Series B preferred stock in the equity section in its consolidated balance sheets.

Related Secured Promissory Notes Receivable:

In accordance with the terms of the Series B preferred stock agreement, Optimus issued to the Company a secured promissory note in consideration for receiving warrants under each tranche. The value of each secured promissory note equals the value of the warrants that Optimus received. Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Optimus. Each promissory note matures on the fourth anniversary of its issuance. As of March 31, 2013, Optimus has issued $13,500,000 in secured promissory notes.

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at March 31, 2013 and December 31, 2012.

At March 31, 2013, the value of the secured promissory notes in the consolidated balance sheet was $12,618,401, net of discounts of $1,409,127 and accrued interest of $527,528, reflecting a face value of $13,500,000.

At December 31, 2012, the value of the secured promissory notes in the consolidated balance sheet was $12,328,558, net of discounts of $1,641,001 and accrued interest of $469,559, reflecting a face value of $13,500,000.

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

During the three months ended March 31, 2013 and 2012, the Company accreted interest on the promissory notes in the amount of $289,842 and $265,337, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the three months ended March 31, 2013 and 2012 of $290,401 and $265,849, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

As of March 31, 2013 and December 31, 2012, 1,000 shares of Series B preferred stock were outstanding. As of March 31, 2013, the Company has drawn the entire commitment of $10,000,000.

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

On December 30, 2010, in accordance with the purchase agreement, the Company filed a certificate of designations for the Series C preferred stock with the Secretary of State of the state of Delaware. As previously reported, pursuant to the Certificate of Designations, the preferred shares shall, with respect to dividend, rights upon liquidation, winding-up or dissolution, rank: (i) senior to the Company’s common stock, and any other class or series of preferred stock of the Company (collectively, with any warrants, rights, calls or options exercisable for or convertible into such preferred stock, the “Junior Securities”); provided, however, the Series A-1 redeemable convertible preferred stock and Series B preferred stock (together, the “Senior Securities”) shall rank senior in right of redemption, liquidation, and dividends; and (ii) junior to all existing and future indebtedness of the Company.

As of March 31, 2013 and December 31, 2012, the Company has drawn $17,500,000 of the $25,000,000 commitment, respectively.

Dividends

Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series C preferred stock. Accrued dividends were $1,598,607, and $1,325,333 at March 31, 2013 and December 31, 2012, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Related Secured Promissory Notes Receivable:

As of March 31, 2013, Socius has issued $21,000,000 in notes receivable in accordance with the terms of the Series C preferred stock agreement.

Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at March 31, 2013 and December 31, 2012.

At March 31, 2013, the value of the secured promissory notes in the consolidated balance sheet was $19,571,429, net of discounts of $1,950,668 and accrued interest of $522,097, reflecting a face value of $21,000,000.

At December 31, 2012, the value of the secured promissory notes in the consolidated balance sheet was $19,294,139, net of discounts of $2,135,527 and accrued interest of $429,666, reflecting a face value of $21,000,000.

The Company determined that a 6% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series C preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $1,968,050 during the year ended December 31, 2011 and an additional $1,026,809 of debt discounts during the three months ended December 31, 2012 related to the fifth, sixth and seventh tranche notice. The Company accretes interest at 6% over the respective four-year terms of the promissory notes.

During the three months ended March 31, 2013 and 2012, the Company accreted interest on the promissory note in the amount of $277,290 and $183,335, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the three months ended March 31, 2013 and 2012 of $273,274 and $181,782, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

The Company has classified the Series C preferred stock in the equity section in its consolidated balance sheets. As of March 31, 2013 and December 31, 2012, 1,750 and 1,750 shares of Series C preferred stock were outstanding, respectively.

11. WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price $	Life (in years)	(000)$
Outstanding, December 31, 2012	21,757,421	0.18	1.88	–
Granted	–	–
Exercised	–	–
Forfeited/Canceled	(13,927,538)	0.13
Outstanding, March 31, 2013	7,829,883	0.28	2.58
Exercisable, March 31, 2013	7,829,883	0.28	2.58	–

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about warrants outstanding and exercisable at March 31, 2013:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price $	of Shares	Life (Years)	Price $
.10 - .11	3,239,247	1.68	0.10
.20 - .30	1,630,000	2.75	0.25
.38-.39	1,330,636	4.32	0.39
.40-.45	815,000	2.75	0.45
0.70	815,000	2.75	0.70
	7,829,883

12. STOCKHOLDERS’ EQUITY TRANSACTIONS

From January 15, 2013 to March 31, 2013, Lincoln Park purchased 71,547,000 shares of common stock for cash proceeds of $5,253,221.

On January 23, 2013, the Company issued an aggregate of 80,357,143 shares to the CAMOFI Parties as required by the Settlement Agreement and in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

On March 28, 2013, the company issued various board members 1,025,534 shares of common stock valued at $72,813 as compensation for board services.

On March 28, 2013, the Company issued 1,000,000 shares of common stock valued at $185,000 as executive compensation.

On March 28, 2013, the Company issued 1,285,714 shares of common stock valued at $163,142 as executive compensation.

13. STOCK-BASED COMPENSATION

Stock Plans

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant	Total Authorized
2004 Stock Plan	2,492,000	70,000	308,000	2,800,000
2004 Stock Plan II	1,301,161	1,071,161	–	1,301,161
2005 Stock Plan	110,019,332	105,508,806	339,806,203	449,825,535
	113,812,493	106,649,967	340,114,203	453,926,696

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Activity

A summary of option activity for the three months ended March 31, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2012	100,672,803	$0.22	7.45	$399
Granted	8,100,000	0.08
Exercised	–	–
Forfeited/canceled	(2,122,836)	0.25
Outstanding, March 31, 2013	106,649,967	0.21	7.25	30,879

Vested and expected to vest
at March 31, 2013	104,236,005	$0.21	7.22	$30,879

Exercisable, March 31, 2013	88,081,029	$0.21	7.00	$30,879

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2013.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Exercise	Remaining	Number	Exercise	Remaining
Price	of Shares	Price	Life (Years)	of Shares	Price	Life (Years)
$0.05 - 0.058	2,570,000	$0.06	9.53	2,570,000	$0.06	9.53
0.08 - 0.09	19,852,022	0.09	7.91	13,330,995	0.09	7.57
0.10 - 0.157	40,739,769	0.13	7.43	35,808,523	0.12	7.28
0.185 - 0.21	26,394,166	0.19	7.48	22,277,500	0.20	7.33
0.25 - 0.45	11,071,161	0.36	7.56	8,071,161	0.36	7.30
0.85	5,417,849	0.85	1.15	5,417,849	0.85	1.15
$1.35 - 2.48	605,000	$2.02	2.63	605,000	$2.02	2.63
	106,649,967			88,081,029

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the three months ended March 31, 2013 are as follows:

	March 31,	March 31,
	2013	2012
Risk-free interest rate	0.76 - 0.78%	1.04%
Expected life of the options	5.00 - 6.26 years	6.26 years
Expected volatility	160%	160%
Expected dividend yield	0%	0%
Expected forfeitures	13%	13%

The weighted average grant-date fair value for the options granted during the three months ended March 31, 2013 and 2012, was $0.08 and $0.10, respectively.

Stock-based compensation expense to employees for the three months ended March 31, 2013 and 2012, was $1,018,060 and $1,100,998, respectively.

The compensation expense related to the unvested options as of March 31, 2013, was $2,262,779, which will be recognized over the weighted average period of 3.92 years.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Restricted Common Stock Activity

A summary of the restricted stock activity for the three months ended March 31, 2013 is presented below:

		Weighted
		Average
	Number of	Grant Date
	Stock (#)	Fair Value ($)
Unvested, December 31, 2012	7,857,144	0.171
Granted
Vested	(2,285,714)	0.169
Forfeited/canceled
Unvested, March 31, 2013	5,571,430	0.158

The Company recorded compensation expense of $348,142 and $348,142 for the three months ended March 31, 2013 and 2012, respectively. The compensation expense related to the unvested restricted shares as of March 31, 2013, was $881,285, which will be recognized during the year ended December 31, 2013.

14. COMMITMENTS AND CONTINGENCIES

Debenture Settlement

The Company was not able to reach a settlement agreement with all of holders of convertible promissory notes and warrants that were issued between 2005 and 2010. The Company will continue to negotiate with the holders and anticipates that the number of shares to be issued will be similar to the settlements that have already been finalized as of March 31, 2013. The Company determined that an accrual was necessary at March 31, 2013, which is included in the “loss contingency accrual” amount on the consolidated balance sheets. (See Note 6 “Loss Contingency Accrual”)

Estate of William Caldwell

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

On August 23, 2011, Gary Aronson filed suit in federal court in Massachusetts against Advanced Cell Technology, Inc. and Wilmington Trust, N.A., as Special Administrator of the Estate of William Mackay Caldwell.  On August 25, 2011, John S. Gorton filed a substantially similar lawsuit.   Gary D. Aronson filed a Creditor’s Claim dated July 13, 2011 in the Estate of William M. Caldwell, IV, making substantially the same allegations as in his lawsuit.

On July 16, 2012, Magistrate Judge Dein issued her report and recommendation concerning the Company’s motion to dismiss.  Based on the report, the only thing the Company did not win at this stage is the dismissal of the breach of contract claim regarding the Woodward warrant.

Aronson and Gorton filed motions for leave to file Second Amended Complaints on October 23, 2012 and October 25, 2012.  ACT did not oppose the motions.  The Second Amended Complaints, deemed filed as of November 9 and 12, 2012, reassert the claim for breach of contract with respect to the Woodward warrant, as well as new breach-of-contract claims related to a warrant allegedly issued to Deron Colby; an alleged extension of the exercise periods for stock warrants issued to Andwell, LLC and Nancy Burrows; and alleged stock sales in 2008 that are the subject of a matter pending in the United States District Court for the Middle District of Florida, S.E.C. v. Lefkowitz.  ACT moved to dismiss the Second Amended Complaints on November 30, 2012.  The court again referred the motion to dismiss to Magistrate Judge Dein, who heard oral argument on February 26, 2013.  The parties are awaiting a report and recommendation on the motion to dismiss.

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

The Company determined that an accrual was necessary at March 31, 2013, which is included in the “loss contingency accrual” amount on the consolidated balance sheets. (See Note 6 “Loss Contingency Accrual”)

Securities and Exchange Commission – Civil Action

In May 2012, the Company was named as a defendant in a civil action brought by the Securities and Exchange Commission related to transactions involving the sale and issuance of the Company’s securities. The Securities and Exchange Commission alleges that Company violated Section 5(a) and 5(c) of the Securities Act of 1933 because certain sales of shares to outside organizations, completed in late 2008 and early 2009 under the Company’s former management, resulted in $3.5 million in proceeds to the Company, were neither registered under the Securities act nor subject to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. In addition, the Company is alleged to have violated Section 13(a) of the Exchange Act of 1934 because the Company did not disclose the sale and issuance of the shares to the Securities and Exchange Commission on a timely basis. The Company expensed the $3.5 million as “fines and penalties” in the consolidated statement of operations and recorded the $3.5 million liability to “loss contingency accrual” in the consolidated balance sheet. (See Note 6 “Loss Contingency Accrual”)

Employment Contracts

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

15. SUBSEQUENT EVENTS

On various dates from April 1, 2013 through April 30, 2013, Lincoln Park purchased 17,500,000 shares of common stock for cash proceeds of $1,200,750.

Pursuant to the Debentures with the CAMOFI Parties, on April 1, 2013, the Company paid in cash $640,000 representing principal of $600,000 and interest of $40,000.

On April 23, 2013, the Company entered into a share exchange agreement with Volation to exchange 27,522,833 freely tradeable shares of the Company’s common stock for Volation’s 113 shares of Series A-1 redeemable convertible preferred stock and accrued dividends.

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

ITEM 2.      MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a life science company focused on the emerging field of regenerative medicine. Our core business strategy is to develop and ultimately commercialize stem cell derived cell therapies and biologics that will deliver safe and efficacious patient therapies, and which can be manufactured at scale and are reimbursable at attractive levels. We are conducting several ongoing clinical trials for treating macular degeneration, and have a preclinical development pipeline focused on products for eye diseases, autoimmune and inflammatory diseases, and wound healing.

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

Use of Estimates — These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management has estimated loss contingencies related to outstanding litigation. In addition, management has estimated variables used in the binomial models and the Black-Scholes option pricing model used to value derivative instruments as discussed below under “Fair Value Measurements”. Also, management has estimated the expected economic life and value of the our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the our fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

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

Management analyzes all financial instruments with features of both liabilities and equity under ASC 480, “Distinguishing Liabilities From Equity” and ASC 815, “Derivatives and Hedging.” Derivative liabilities are adjusted to reflect fair value at each period end, with any increase or decrease in the fair value being recorded in results of operations as adjustments to fair value of derivatives. The effects of interactions between embedded derivatives are calculated and accounted for in arriving at the overall fair value of the financial instruments. In addition, the fair values of freestanding derivative instruments such as warrant and option derivatives are valued using the Black-Scholes model. The fair value of certain conversion features was calculated using a binomial model.

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

Comparison of Three months Ended March 31, 2013 and 2012

	Three Months Ended		Three Months Ended
	March 31, 2013		March 31, 2012
		% of		% of
	Amount	Revenue	Amount	Revenue
Revenue	$87,781	100.0%	$55,685	100.0%
Cost of revenue	34,359	39.1%	15,609	28.0%
Gross profit	53,422	60.9%	40,076	72.0%
Research and development expenses	2,992,000	3408.5%	2,440,542	4382.8%
General and administrative expenses	2,825,864	3219.2%	3,019,005	5421.6%
Non-operating income (expense)	(648,599)	(738.9)%	(293,019)	(526.2)%
Net loss	$(6,413,041)	(7305.7)%	$(5,712,490)	(10258.6)%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. Revenue was $87,781 for the three months ended March 31, 2013, which was a decrease of $32,096 or 58% compared to the three months ended March 31, 2012. The decrease is due to license agreements that were terminated in 2012.

Research and Development Expenses and Grant Reimbursements

Research and development expenses (“R&D”) consist mainly of facility costs, payroll and payroll related expenses, research supplies and costs incurred in connection with specific research grants, and for scientific research. R&D expenditures for the three months ended March 31, 2013 increased from $2,440,542 in 2012 to $2,992,000 in 2013 for an increase of $551,458 or 23%. The increase in R&D expenditures during 2013 as compared to 2012 was primarily due to an increase in clinical trial expenses of approximately $609,000, lab testing of $70,000 and supplies of approximately $22,000 offset by a decrease in compensation of approximately $87,000. Grants, which offset the research and development expense, have also increased by approximately $60,000 in 2013 as compared to 2012.

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

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2013 compared to the three months ended March 31, 2013 decreased by $193,141 to $2,825,864 in 2013 compared to $3,019,005 for the three months ended March 31, 2012. This decrease was primarily a result of a decrease in consultant expenses of approximately $167,000, professional fees of approximately $42,000, insurance expense of approximately $118,000, and offset by an increase in compensation of $127,000.

Other Income (Expense)

	2013	2012	$ Change	% Change
Interest income	$1,777	$5,077	$(3,300)	(65)%
Interest expense and late fees	(524,189)	(272,324)	(251,865)	(92)%
Finance gain (cost)	(293,120)	115,827	(408,947)	353%
Adjustments to fair value of derivatives	166,933	(141,599)	308,532	(218)%
Total non-operating income (expense)	$(648,599)	$(293,019)	$(355,580)

Interest expense for the three months ended March 31, 2013 compared to the three months ended March 31, 2012 increased by $251,865 to $524,189 in 2013 compared to $272,324 in 2012. The increase is due to the interest expense on the senior secured convertible debentures that we issued in December 2012. The expense related to the senior secured convertible debentures for the three months ended March 31, 2013 was $120,000 of interest expense plus $131,818 of amortized discount.

The change in finance costs during the three months ended March 31, 2013, compared to that of 2012, relates primarily to settlements. During the three months ended March 31, 2013, we incurred approximately $683,000 in financing costs due to the change in estimates related to settlements which were offset by approximately $390,000 related to warrants that were canceled as part of the Settlement Agreement with the CAMOFI Parties.

Adjustment to fair value of derivatives changed from a loss of $141,599 during the three months ended March 31, 2012, to a gain of $166,933 during the three months ended March 31, 2013. The change of $308,532 is primarily due to the change in the estimated volatility. For the three months ended March 31, 2012, we used an estimated volatility factor of 160%. During the three months ended March 31, 2013, we used estimated volatility factors ranging from 80% to 160% depending on the estimated life of the derivative.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2013	2012
Net cash used in operating activities	$(8,276,448)	$(4,815,785)
Net cash used in investing activities	(107,191)	(9,177)
Net cash provided by financing activities	5,253,221	2,500,000
Net increase (decrease) in cash and cash equivalents	(3,130,418)	(2,324,962)
Cash and cash equivalents at the end of the period	$4,111,434	10,778,045

Operating Activities

Our net cash used in operating activities during the three months ended March 31, 2013 and 2012 was $8,276,448 and $4,815,785, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2013 and 2012 was $107,191 and $9,177, respectively. Our cash used in investing activities during the three months ended March 31, 2013 was attributed to the purchase of fixed assets for approximately $98,386.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the three months ended March 31, 2013 and 2012 was $5,253,221 and $2,500,000, respectively. During the three months ended March 31, 2013, we received $5,253,221 from the issuance of 71,547,000 shares to Lincoln Park as part of the $35,000,000 Purchase Agreement.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of March 31, 2013, we have approximately $4,111,434 in cash.
•	As of March 31, 2013, $7,500,000 is available to us upon the sale of our Series C preferred stock for a maximum placement commitment of $25,000,000 subject to compliance with the transactions agreement.
•	As of March 31, 2013, $26,805,677 is available to us through the Lincoln Park financing arrangement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended March 31, 2013, it would not have had a material effect on our results of operations or cash flows for that period.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in the reports we file pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our chief executive officer who also serves as the Company’s principal financial officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide a reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Management designed the disclosure controls and procedures to provide reasonable assurance of achieving the desired control objectives.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2013. Based upon that evaluation, the chief executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Camofi Master LDC v. Advanced Cell Technology, Inc., Index No. 652816-2011 (N.Y. Sup.)

CAMOFI Master LDC (“CAMOFI”) and CAMZHN Master LDC (“CAMZHN” and together with CAMOFI, the “CAMOFI Parties”) filed a complaint on October 13, 2011 and an amended complaint on April 3, 2012. In their complaint, the CAMOFI Parties argued that as a result of transactions between the Company and JMJ, Gemini Master Fund, Ltd., Midsummer Investment, Ltd., and other entities, the exercise prices in the warrants and debentures previously issued to the CAMOFI Parties should have been reduced such that the CAMOFI Parties argue that they should receive at least 1,441,199,111 shares of our common stock, and that they are entitled to receive 502,669,450 shares pursuant to unexercised warrants, along with unspecified monetary damages in the “tens of millions of dollars.” We answered the Complaint and asserted affirmative defenses.

On January 11, 2013, we entered into a settlement agreement and mutual release with the CAMOFI Parties.

Pursuant to the settlement agreement, and subject to court approval, we agreed, in exchange for dismissal of the pending lawsuit with prejudice and a mutual release of all claims (including termination of all outstanding warrants and debentures of the Company held by the CAMOFI Parties), to do the following on the business day following approval by the court of the settlement or on another day agreed upon by the parties to the settlement:

•	issue to the CAMOFI Parties an aggregate number of shares of the Company’s common stock calculated by dividing $4,500,000 by the least of (a) $0.056 per share, (b) the closing price of the common stock on the day immediately prior to the execution of the Settlement Agreement or (c) the VWAP reported by Bloomberg LP for the 30-day period before such shares of common stock are received (the “Closing Shares”), of which 78.9% of such Closing Shares will be issued to CAMOFI and 21.1% to CAMZHN;

•	issue (a) to CAMOFI an Amortizing Senior Secured Convertible Debenture in the principal amount of $4,732,781 and (b) to CAMZHN an Amortizing Senior Secured Convertible Debenture in the original principal amount of $1,267,219;

•	pay $1,577,594 to CAMOFI and $422,406 to CAMZHN; and

•	reimburse the CAMOFI Parties for certain of the CAMOFI Parties’ costs incurred in connection with the pending lawsuit.

On January 22, 2013, the Supreme Court of New York approved the issuance of the shares of our common stock that we agreed to issue to the CAMOFI Parties pursuant to the settlement agreement that was entered into on January 11, 2013. Accordingly, on January 23, 2013, we issued an aggregate of 80,357,143 shares to the CAMOFI Parties as required by the settlement agreement and in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

On April 1, 2013, the Company paid in cash $640,000, representing principal of $600,000 and interest of $40,000, to the CAMOFI Parties pursuant to the Debentures.

ITEM 1A. RISK FACTORS

There have been no material changes from the risk factors disclosed in the Company’s Form 10-K for the three months ended March 31, 2013 filed with the Securities and Exchange Commission on March 7, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 23, 2013, we issued an aggregate of 80,357,143 shares to the CAMOFI Parties as required by the settlement agreement. Such shares were issued in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

On March 28, 2013, we issued 1,025,534 shares of common stock to various board members as compensation for services and we also issued 1,000,000 shares of common stock to Garry Rabin pursuant to his employment agreement and 1,285,714 shares of our common stock to Robert Lanza pursuant to his employment agreement.

Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

On various dates, from January 1, 2013 through March 31, 2013, we issued 71,547,000 shares to Lincoln Park for cash proceeds of $5,253,221. Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Description

4.1	Form of Amortizing Senior Secured Convertible Debenture issued to CAMOFI Master LDC (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated by reference herein).

4.2	Form of Amortizing Senior Secured Convertible Debenture issued to CAMZHN Master LDC (previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated by reference herein).

10.1	Settlement Agreement and Mutual Release, dated as of January 11, 2013, by and among the Company, CAMOFI Master LDC and CAMZHN Master LDC (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated by reference herein).

10.2	Registration Rights Agreement, dated as of January 23, 2013 by and among the Registrant, CAMOFI Master LDC and CAMZHN Master LDC (previously filed as Exhibit 10.2 to the Registrant’s Registration Statement on Form S-3 filed on February 21, 2013 and incorporated by reference herein).

10.3	Office Lease Agreement, dated as of January 11, 2013, by and between the Company and The Janelon Trust (previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated by reference herein).

32.1	Section 302 Certification of Principal Executive Officer and Principal Financial Officer.*

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

_________________

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ Gary Rabin
Gary Rabin
Chief Executive Officer and Chairman (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Dated: May 9, 2013

