Form 10-Q
period 2013-06-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2013-08-07
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 26, 2013:
Common Stock, $0.001 par value per share	2,564,061,286 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2013 AND DECEMBER 31, 2012

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,464,054	$7,241,852
Grants receivable	60,022	96,425
Deferred royalty fees, current portion	62,435	82,435
Prepaid expenses	349,319	132,044
Total current assets	5,935,830	7,552,756

Property and equipment, net	572,152	175,256
Deferred royalty fees, less current portion	138,998	170,216
Deposits	38,220	29,856
Deferred costs	264,693	568,458

TOTAL ASSETS	$6,949,893	$8,496,542

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,382,843	$2,956,743
Accrued expenses	2,627,808	3,210,908
Accrued settlement	–	6,807,891
Convertible promissory notes, current portion net of discounts of $0 and $30,935, respectively	–	256,850
Senior secured convertible debentures, current portion, net of discount of $344,245 and $290,000, respectively	2,055,755	2,110,000
Embedded conversion option liabilities, current portion	234,227	460,668
Loss contingency accrual	7,871,898	6,176,787
Deferred revenue, current portion	157,872	224,935
Total current liabilities	15,330,403	22,204,782

Senior secured convertible debentures, less current portion, net of discount of $93,884 and $435,000, respectively	1,706,116	3,165,000
Embedded conversion option liabilities, less current portion	466,773	507,033
Warrant and option derivative liabilities	496,078	972,381
Deferred revenue, less current portion	1,828,638	1,907,574
Total liabilities	19,828,008	28,756,770

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $0 and $1,607,497, respectively	–	1,598,533

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 1,750 shares issued and outstanding	2	2
Common stock, $0.001 par value; 2,750,000,000 shares authorized, 2,529,494,811 and 2,232,720,779 shares issued and outstanding	2,529,495	2,232,721
Additional paid-in capital	312,706,253	289,842,597
Promissory notes receivable, net of discount of $2,919,132 and $3,776,528 respectively	(32,788,398)	(31,622,696)
Accumulated deficit	(295,325,468)	(282,311,386)
Total stockholders' deficit	(12,878,115)	(21,858,761)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$6,949,893	$8,496,542

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue (License fees and royalties)	$58,268	$218,184	$146,049	$273,869
Cost of revenue	16,859	15,609	51,218	31,218
Gross profit	41,409	202,575	94,831	242,651

Operating expenses:
Research and development	2,862,237	2,068,098	5,854,237	4,508,640
General and administrative expenses	2,643,319	2,612,471	5,469,183	5,631,476
Total operating expenses	5,505,556	4,680,569	11,323,420	10,140,116
Loss from operations	(5,464,147)	(4,477,994)	(11,228,589)	(9,897,465)

Non-operating income (expense):
Interest income	1,015	4,508	2,792	9,585
Interest expense	(370,228)	(275,292)	(894,417)	(547,616)
Finance gain (loss)	(687,139)	3,555,254	(980,259)	3,671,081
Fines	(587,147)	(3,500,000)	(587,147)	(3,500,000)
Gain on extinguishment of debt	438,587	–	438,587	–
Adjustments to fair value of derivatives	57,713	734,081	224,646	592,482
Total non-operating income (expense)	(1,147,199)	518,551	(1,795,798)	225,532

Loss before provision for income tax	(6,611,346)	(3,959,443)	(13,024,387)	(9,671,933)

Provision for income tax	–	–	–	–
Net loss	$(6,611,346)	$(3,959,443)	$(13,024,387)	$(9,671,933)

Weighted average shares outstanding:
Basic and diluted	2,451,694,258	2,076,212,012	2,389,481,712	2,010,442,657

Loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2013

	Series B		Series C				Additional	Promissory Notes		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Receivable,	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	net	Deficit	Deficit
Balance December 31, 2012	1,000	1	1,750	2	2,232,720,779	2,232,721	289,842,597	(31,622,696)	(282,311,386)	(21,858,761)

Issuance of shares for settlements	–	–	–	–	100,283,406	100,283	5,599,717	–	–	5,700,000

Issuance of shares for services	–	–	–	–	6,640,793	6,641	843,018	–	–	849,659

Redemption of Series A Preferred Stock	–	–	–	–	27,522,833	27,523	1,885,314	–	–	1,912,837

Accrued dividends on Series B and C Preferred Stock	–	–	–	–	–	–	1,155,397	–	(1,155,397)	–

Accretion of note receivable discount on Series B and C Preferred Stock	–	–	–	–	–	–	–	(1,165,702)	1,165,702	–

Stock based compensation	–	–	–	–	–	–	1,793,884	–	–	1,793,884

Issuance of shares of common stock for cash	–	–	–	–	162,327,000	162,327	11,586,326	–	–	11,748,653

Net loss for the six months ended June 30, 2013	–	–	–	–	–	–	–	–	(13,024,387)	(13,024,387)

Balance, June 30, 2013 (unaudited)	1,000	$1	1,750	$2	2,529,494,811	$2,529,495	$312,706,253	$(32,788,398)	$(295,325,468)	$(12,878,115)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

	Six Months Ended June 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,024,387)	$(9,671,933)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	37,702	25,440
Amortization of deferred charges	81,218	31,218
Amortization of deferred revenue	(145,999)	(273,869)
Redeemable preferred stock dividend accrual	43,873	65,583
Stock based compensation	1,793,884	2,093,657
Amortization of deferred issuance costs	303,765	401,786
Amortization of discounts	326,770	80,247
Adjustments to fair value of derivatives	(224,646)	(592,482)
Shares of common stock issued for compensation	849,659	840,033
Non-cash financing costs	(128,233)	(3,671,081)
Gain on debt extinguishment	(438,587)	–
Warrant and options issued for consulting services	22,145	38,571
Changes in operating assets and liabilities
Prepaid expenses and other assets	(210,873)	118,536
Accounts payable and other liabilities	(1,769,780)	2,798,092

Net cash used in operating activities	(12,483,489)	(7,716,202)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(434,598)	(24,269)
Payment of lease deposits	(8,364)	–

Net cash used in investing activities	(442,962)	(24,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	–	4,500,000
Proceeds from issuance of common stock	11,748,653	–
Repayment of senior secured convertible debentures	(600,000)	–

Net cash provided by financing activities	11,148,653	4,500,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,777,798)	(3,240,471)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	7,241,852	13,103,007

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$5,464,054	$9,862,536

CASH PAID FOR:
Interest	$192,000	$–
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of note receivable on issuance of shares and exercise of warrants for 0 and 65,766,981 shares of common stock	$–	$5,400,000
Record note receivable discount related to Series C preferred stock	$–	$(770,107)
Accrued dividends on Series B and C Preferred Stock	$1,155,397	$948,712
Accretion of note receivable discount on Series B and C Preferred Stock	$1,165,702	$954,927
Issuance of 100,283,406 and 296,405,268 shares of common stock for accrued settlement	$5,700,000	$35,341,298
Conversion of Series A Preferred stock for 27,522,833 shares of common stock	$1,912,837	$–

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATIONAL MATTERS

The unaudited consolidated financial statements have been prepared by Advanced Cell Technology, Inc. and Subsidiary (collectively the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2013. The results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

Organization and Nature of Business

The Company is a life science company, incorporated in the state of Delaware, focused on the emerging field of regenerative medicine. The Company’s core business strategy is to develop and ultimately commercialize stem cell derived cell therapies and biologics that will deliver safe and efficacious patient therapies, and which can be manufactured at scale and are reimbursable at attractive levels. The Company is conducting several ongoing clinical trials for treating macular degeneration, and it has a preclinical development pipeline focused on products for eye diseases, autoimmune and inflammatory diseases, and wound healing. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company’s ability to continue its research and development activities is dependent upon the ability of management to obtain additional financing as required.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation —The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements have been prepared in accordance with GAAP. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification, sometimes referred to as the Codification or ASC.

Principles of Consolidation — The accounts of the Company and its wholly-owned subsidiary Mytogen, Inc. are included in the accompanying consolidated financial statements. All intercompany balances and transactions were eliminated in consolidation.

Segment Reporting — ASC 280, “Segment Reporting” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s management organizes segments within the company for making operating decisions and assessing performance. The Company determined it has one operating segment. Disaggregation of the Company’s operating results is impracticable, because the Company’s research and development activities and its assets overlap, and management reviews its business as a single operating segment. Thus, discrete financial information is not available by more than one operating segment.

Use of Estimates — These consolidated financial statements have been prepared in accordance with GAAP and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated loss contingencies related to outstanding litigation. In addition, Management has estimated variables used to calculate the Black-Scholes option pricing model used to value derivative instruments as discussed below under “Fair Value Measurements”. Also, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the Company’s fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of June 30, 2013 and December 31, 2012, the Company had deposits in excess of federally-insured limits totaling $5,563,173 and $6,741,852, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Grant Received — From time to time, the Company participates in research grants both as an initiator of grants as well as a sub-recipient of grant funds. The Company incurs costs for the grant and is subsequently reimbursed for these expenses by grant receipts. The Company records such receipts as a reduction in research and development costs. For the three and six months ended June 30, 2013, the Company recorded as a reduction in research and development costs, $60,022, and $120,044, respectively. For the three and six months ended June 30, 2012, the Company recorded $120,044 as a reduction in research and development costs.

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

Equity Method Investment — The Company follows ASC 323, “Investments-Equity Method and Joint Ventures,” in accounting for its investment in the joint venture with CHA Bio & Diostech Co. Ltd. (see Note 3 below). In the event the Company’s share of the joint venture’s net losses reduces the Company’s investment to zero, the Company will discontinue applying the equity method and will not provide for additional losses unless the Company has guaranteed obligations of the joint venture or is otherwise committed to provide further financial support for the joint venture. If the joint venture subsequently reports net income, the Company will resume applying the equity method only after its share of that net income equals the share of net losses not recognized during the period the equity method was suspended.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Long-Lived Assets — The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2013, the Company had not experienced impairment losses on its long-lived assets.

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

The binomial lattice model relies on the following Level 3 inputs: (1) expected volatility of the Company’s common stock; (2) discount for illiquidity applicable to potentially large blocks of the Company’s common stock that may be issued upon conversion of the senior secured convertible debentures; and (3) discount rate for contractual debt principal and interest payments. The fair value of the embedded beneficial conversion feature is estimated as the difference between the fair value of the notes with and without the conversion feature. The fair value of the notes without the conversion feature is determined using one Level 3 input, the discount rate for contractual debt interest and principal payments.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	The expected volatility of the Company’s common stock is estimated from the historical volatility of daily returns in the Company’s common stock price. The Company monitors the volatility of its common stock on a quarterly basis to observe trends that many impact the fair value of the notes.

•	The discount for illiquidity is measured using an average-strike option that calculates the discount as the opportunity cost for not being able to sell a large block of the Company’s common stock immediately at prevailing observable market prices. Inputs to the average-strike option model include the expected volatility of the Company’s common stock and time to sell a large block of the Company’s stock as Level 3 inputs and other observable inputs. The time to sell the stock is estimated considering the historical daily trading volume of the Company’s common stock and market maker estimates of the amount of shares that can be offered for sale above the normal the daily trading volume without depressing the price of the Company’s common stock. We monitor the trading volume of the Company’s common stock on a quarterly basis to observe trends that many impact the fair value of the notes.

•	The discount rate for contractual debt interest and principal payments is estimated considering the security of the payments as stated in the debenture agreements, the Company’s credit standing, and yields to maturity of comparable securities. The Company monitors credit spreads, lending rates for companies that are at a similar stage of development, and the Company’s credit standing on a quarterly basis to observe trends that may impact the fair value of the notes.

The fair value of the senior secured convertible debentures is sensitive to changes in the discount rate for contractual debt principal and interest payments. A decrease in the discount would cause the fair value of the debentures to increase. The discount rate may decrease due to many factors including, decreases in rates of return offered on similar or alternative financial instruments, fluctuations in economic conditions, and improvement in the Company’s credit standing. The Company’s credit standing may improve if the Company raised additional equity capital, grew earnings, or reduced financial obligations.

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

At June 30, 2013, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	June 30, 2013
Description	June 30, 2013	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant and option derivative liabilities	$496,078	$–	$496,078	$–
Embedded conversion option liabilities	701,000	–	–	701,000
Total	$1,197,078	$–	$496,078	$701,000

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles the change in fair value for measurements categorized within Level 3 of the fair value hierarchy:

Embedded
Conversion
Option
Liabilities
Balance at December 31, 2012	$845,000
Total (gains) or losses for the period included in earnings	(144,000)
Balance at June 30, 2013	$701,000

Gains and losses included in earnings for the six months ended June 30, 2013 are reported as follows:

Adjustment to
Fair Value of
Derivatives
Total gain included in earnings	$144,000

The following table provides quantitative information about measurements categorized within Level 3 of the fair value hierarchy:

	Fair Value at
	June 30,	Valuation
Description	2013	Technique	Unobservable Input	Value
Embedded conversion option liability	701,000	Binomial Lattice Model	Expected volatility of the Company's common stock	75%

			Discount for illiquidity of large blocks of the Company's common stock	5.6% to 100%

			Discount rate for contractual debt principal and interest payments	20.0%

For the three and six months ended June 30, 2013, the Company recognized a gain of $57,713 and $224,646, respectively, for the changes in the valuation of derivative liabilities. For the three and six months ended June 30, 2012, the Company recognized a gain of $734,081 and $592,482, respectively, for the changes in the valuation of derivative liabilities.

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

In connection with its license agreements, the Company recorded $58,268 and $146,049 in license fee revenue for the three and six months ended June 30, 2013, respectively. In connection with its license agreements, the Company recorded $218,184 and $273,869 in license fee revenue for the three and six months ended June 30, 2012, respectively, in its consolidated statements of operations, and the remainder of the license fees have been accrued in deferred revenue at June 30, 2013 and December 31, 2012, respectively.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 120,649,967 and 100,672,803 options outstanding as of June 30, 2013 and 2012, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of June 30, 2013 and 2012, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	June 30, 2013	June 30, 2012
Options, exercisable	$93,913,417	68,426,814
Warrants	7,829,883	21,757,421
Convertible shares, notes	66,658,202	5,642,843
Convertible shares, preferred stock	–	1,506,887
	$168,401,502	$97,333,965

Concentrations and Other Risks — Currently, the Company’s revenues are concentrated on a small number of licensees/collaborators. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three and six months ended June 30, 2013 and 2012.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
International Stem Cell Corporation	32%	74%	39%	59%
CHA Biotech and SCRMI	56%	15%	45%	24%
Lifeline	*	*	*	12%
Embryone Sciences	12%	*	*	*

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities.” This ASU requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. In January 2013, this guidance was amended by ASU 2013-01, “Clarifying the Scope of Disclosure about Offsetting Assets and Liabilities,” which limits the scope of ASU No. 2011-11 to certain derivatives, repurchase and reverse repurchase agreements, and securities borrowing and lending transactions. This guidance is effective for annual and interim reporting periods beginning on or after January 1, 2013.  The adoption of this standard did not have a material impact on the consolidated results of operations, financial condition, or liquidity.

3. INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and will receive another 7% interest upon fulfilling certain obligations under the agreement over a period of 3 years. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 60% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program. Effective May 1, 2010, the Company was no longer obligated to provide laboratory space to SCRMI. As of June 30, 2013, the Company holds a 40% interest in the joint venture and CHA Bio & Diostech, Ltd. owns a 60% interest. The two partners to the joint venture are in negotiations on further funding of the joint venture, but there can be no assurances that an agreement will be reached. Any financial statement impact at this time is unclear should an agreement not be reached.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $7,353 and $14,706 in license fee revenue for the three and six months ended June 30, 2013, respectively, and $7,353 and $14,706 in license fee revenue for the three and six months ended June 30, 2012, respectively, in the consolidated statements of operations, and the balance of unamortized license fee of $366,421 and $381,127 is included in deferred revenue in the consolidated balance sheets at June 30, 2013 and December 31, 2012, respectively.

On July 15, 2011, the Company and CHA Biotech entered into a binding term sheet, with the expectation of entering into a future definitive agreement, in which the joint venture was realigned around both product development rights and research responsibilities. Under the terms of the binding term sheet, SCRMI exclusively licensed the rights to the Hemangioblast Program to the Company for United States and Canada and expanded the jurisdictional scope of the license to CHA Biotech to include Japan (in addition to South Korea, which was already exclusively licensed to CHA Biotech). As part of the agreement, the scientists at SCRMI involved in the Hemangioblast Program were transferred to the Company, and SCRMI discontinued its research activity and became solely a licensing entity. The Company is obligated to meet a minimal research spending requirement of $6.75 million by July 31, 2014 in order to maintain its exclusive license, up to the point of filing an investigational new drug for a therapeutic product. Intellectual property rights created by the Company in the course of its research are subject to a non-exclusive license to CHA Biotech for Japan and South Korea, and to SCRMI to be sub-licensable under certain circumstances for countries other than the United States, Canada, Japan and South Korea.

The following table is a summary of key financial data for the joint venture as of and for the six months ended June 30, 2013 and 2012:

	June 30,
	2013	2012
Current assets	$191,544	$183,644
Noncurrent assets	1,245,289	1,046,328
Current liabilities	294,165	292,117
Noncurrent liabilities	2,021,611	2,313,727
Net revenue	146,058	149,903
Net income (loss)	$84,638	$101,255

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Machinery & equipment	$1,050,806	$907,740
Computer equipment	45,646	32,986
Office furniture	37,321	6,684
Leasehold improvements	388,257	169,572
	1,522,030	1,116,982

Accumulated depreciation	(949,878)	(941,726)
Property and equipment, net	$572,152	$175,256

Depreciation expense for the three and six months ended June 30, 2013 amounted to $19,850 and $37,702, respectively. Depreciation expense for the three and six months ended June 30, 2012 amounted to $13,349 and $25,440, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. ACCRUED SETTLEMENT

CAMOFI Master LDC

CAMOFI Master LDC (“CAMOFI”) and CAMZHN Master LDC (“CAMZHN” and together with “CAMOFI”, the “CAMOFI Parties”) filed a complaint on October 13, 2011. In their complaint, the CAMOFI Parties argued that as a result of the transactions between the Company and JMJ Financial (“JMJ”), Gemini Master Fund, Ltd., and Midsummer Investment, Ltd., respectively, the exercise prices in the warrants and debentures previously issued to the CAMOFI Parties should have been reduced. Consequently, the CAMOFI Parties argued that they have been denied the right to receive, in total, at least 130,795,594 shares of the Company's common stock, which has allegedly resulted in losses to the CAMOFI Parties of at least $22,265,951.

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

The Debentures accrue interest at the rate of 8% per annum and mature on June 30, 2015. The Company may pre-pay all or a portion of the amounts due under the Debentures prior to maturity without penalty. Both of the Debentures are convertible at the option of the holder at a price per share of the Company’s common stock equal to 80% of the VWAP of the ten consecutive trading days prior to the conversion date (the “Conversion Price”). The Company must make quarterly payments under the Debentures on the last day of each calendar quarter commencing on March 31, 2013 in the amount of $600,000. The quarterly payments may, at the option of the Company and subject to the satisfaction of certain conditions, be paid in shares of the Company’s common stock. In such case, the conversion price for such payment will be based on the lesser of (i) the Conversion Price or (ii) 80% of the average of the 10 closing prices immediately prior to the date the quarterly payment is due. To secure its obligations under the Debentures, the Company will grant a security interest in substantially all of the Company’s assets, including its intellectual property, to the CAMOFI Parties. The Debentures contain certain covenants customary for debt instruments of its kind. As of June 30, 2013, the Company was in compliance with the covenants in the Debentures.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2013 and December 31, 2012, accrued settlements related to the above agreements were $0 and $6,807,891, respectively.

6. LOSS CONTINGENCY ACCRUAL

The loss contingency accrual is comprised of the following at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Debenture-Warrant Settlement	$252,779	$170,287
SEC Civil Action	4,086,619	3,500,000
Litigation	3,532,500	2,506,500
Total	$7,871,898	$6,176,787

7. CONVERTIBLE PROMISSORY NOTES

2010 JMJ Convertible Promissory Notes

During 2010, the Company issued three convertible promissory notes to JMJ, for a total of $3,000,000 available to receive in cash, for a principal sum of $3,850,000, which included an original issue discount of $850,000. The notes bear a one-time interest charge of 10% on the principal sum. The holder may at its election convert all or part of these notes into shares of the Company’s common stock at the conversion rate of the lesser of: (a) $0.10 per share, or (b) 85% of the average of the three lowest trade prices in the 20 trading days prior to the conversion. During 2010, the Company received the entire $3,000,000 on these notes. Of the $3,850,000 borrowed, the Company converted $3,562,215 into 76,465,706 shares of common stock during 2010.

On May 31, 2013, the Company and JMJ entered into a Mutual Release and Waiver Agreement (“Waiver Agreement”) whereby JMJ released and discharged the Company from any and all claims connected with the JMJ convertible promissory notes. At the date of the Waiver Agreement, the convertible promissory note balance was $287,785 and the conversion option liability associated with the convertible promissory note had a fair value of $150,802. The value was determined using the Black-Scholes model with the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 80%, (3) risk-free interest rate of 0.04%, and (4) expected life of 0.001 years. The Company recorded a gain on extinguishment of debt of $438,587.

Interest expense from amortization of debt discounts related to the JMJ convertible promissory notes for the three and six months ended June 30, 2013 was $0 and $30,935, respectively. Interest expense from amortization of debt discounts related to the JMJ convertible promissory notes for the three and six months ended June 30, 2012 was $31,628 and $63,255, respectively.

Senior Secured Convertible Debentures

The Debentures issued to the CAMOFI Parties pursuant to the Settlement Agreement have an effective date of December 31, 2012, accrue interest at the rate of 8% per annum and mature on June 30, 2015. The Company may pre-pay all or a portion of the amounts due under the Debentures prior to maturity without penalty. Both of the Debentures are convertible at the option of the holder at a price per share of common stock equal to 80% of VWAP of the ten consecutive trading days prior to the conversion date. The Company must make quarterly payments under the Debentures on the last day of each calendar quarter commencing on March 31, 2013 in the amount of $600,000. The quarterly payments may, at the option of the Company and subject to the satisfaction of certain conditions, be paid in shares of Common Stock. In such case, the conversion price for such payment will be based on the lesser of (i) the conversion price as defined in the agreement or (ii) 80% of the average of the 10 closing prices immediately prior to the date the quarterly payment is due. The payment due on March 31, 2013, was paid in cash on April 1, 2013. To secure its obligations under the Debentures, the Company granted a security interest in substantially all of the Company’s assets, including its intellectual property, to the CAMOFI Parties. The Debentures contain certain covenants customary for debt instruments of its kind. At June 30, 2013, the Company was in compliance with the covenants of the Debentures.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company received two conversion notices dated May 30, 2013 and May 31, 2013 for $600,000 each. The Company issued 10,135,287 shares of its common stock for the May 30, 2013 conversion notice which was consideration for the June 2013 installment and issued 9,790,976 shares of its common stock for the May 31, 2013 conversion notice, which was consideration for the June 30, 2015 installment.

As of June 30, 2013, the redemption dates and amounts are as follows:

Redemption
Date	Amount
9/30/2013	$600,000
12/31/2013	600,000
3/31/2014	600,000
6/30/2014	600,000
9/30/2014	600,000
12/31/2014	600,000
3/31/2015	600,000
$4,200,000

The Company determined that the Debentures contained an embedded beneficial conversion feature as the Debentures are convertible at a price per share of common stock equal to 80% of VWAP of the ten consecutive trading days prior to the conversion date. The embedded beneficial conversion feature was modeled using a binomial lattice model, and the calculated value at June 30, 2013 and December 31, 2012 was $701,000 and $845,000, respectively. The Company recorded a gain of $205,000 and $144,000 for the change in the fair value of the embedded conversion option liability for the three and six months ended June 30, 2013, respectively.

At June 30, 2013, the Debentures could be converted into 66,658,202 shares of common stock based on a conversion price of $0.063. At June 30, 2013, the if-converted value exceeded the principal amount by approximately $1,033,000.

The Company recorded a debt discount of $725,000, which will be amortized over the life of the note using the effective interest rate of 18.43%. For the three and six months ended June 30, 2013, the Company amortized $155,053 and $286,871 of the debt discount and recorded it as interest expense. The unamortized discount at June 30, 2013 and December 31, 2012 was $438,129 and $725,000, respectively. The Company recorded interest expense of $100,000 and $220,000 for the three and six months ended June 30, 2013, respectively, based on the contractual interest rate.

8. Series A-1 REDEEMABLE Convertible Preferred Stock

On March 3, 2009, the Company entered into a $5 million credit facility with Volation Life Sciences Capital Partners, LLC (“Volation”), a life sciences fund. Under the terms of the agreement, the Company may draw down funds, as needed, from the investor through the issuance of Series A-1 redeemable convertible preferred stock, par value $.001, at a basis of 1 share of Series A-1 redeemable convertible preferred stock for every $10,000 invested. The preferred stock pays dividends, in kind of preferred stock, at an annual rate of 10%, matures in four years from the initial drawdown date, and is convertible into common stock at $0.75 per share at the option of the holder.

However, in the event the closing price of the Company’s common stock during the 5 trading days following the notice to convert falls below 75% of the average of the closing bid price in the 5 trading days prior to the closing date, the investor may, at its option, and without penalty, decline to purchase the applicable put shares on the closing date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Modification of Series A-1 Convertible Redeemable Preferred Stock:

On October 19, 2009, the Company entered into two letter agreements with Volation, pursuant to which (i) the Company reduced the conversion price of its existing outstanding Series A-1 redeemable convertible preferred stock issued to Volation to $0.10 per share resulting in 22,880,000 shares of common stock upon conversion, (ii) the Company issued Volation 2,500,000 shares of its common stock at $0.10 per share in payment of an outstanding commitment fee, and (iii) Volation waived the delinquency in non-payment of the $250,000 commitment fee required pursuant to the preferred stock purchase agreement between the Company and Volation. The commitment fee was paid during the year ended December 31, 2010 by reducing the proceeds paid by the Series A-1 Preferred Stock investors by the amount of the commitment fee.

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

On April 25, 2013, the Company entered into a share exchange agreement with Volation to exchange 27,522,833 freely tradeable shares of the Company’s common stock for Volation’s 113 shares of Series A-1 redeemable convertible preferred stock and accrued dividends at a negotiated conversion price was $0.06. At the date of the exchange agreement, the Company had principal and accrued dividends outstanding of $1,651,370. The Company recorded a finance cost of $261,467 for the difference between the fair value of the shares exchanged and the $1,651,370.

The following table summarizes the Series A-1 redeemable convertible preferred stock outstanding at June 30, 2013 and December 31, 2012:

	June 30,	December 31,
	2013	2012
Principal due	$–	$1,130,165
Accrued dividend	–	477,332
Debt discount	–	(8,964)
	$–	$1,598,533

Non-current portion	$–	$1,598,533

Aggregate liquidation value*	$–	$1,607,497

* Represents the sum of principal due and accrued dividends.

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $9,804 and $43,873 for the three and six months ended June 30, 2013, respectively, and $34,275 and $65,583 for the three and six months ended June 30, 2012, respectively, which was recorded as interest expense in the consolidated statements of operations.

Conversion Option:

The embedded conversion option was valued at $0 and $33 at June 30, 2013 and December 31, 2012, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $0 and $33 for the three and six months ended June 30, 2013, respectively, and $17,050 and $20,697 for the three and six months ended June 30, 2012, respectively, was recorded through the statements of operations as an adjustment to fair value of derivatives.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest expense from amortization of the debt discount and deferred costs for the three and six months ended June 30, 2013 was $7,325 and $117,180, respectively. Interest expense from amortization of the debt discount and deferred costs for the three and six months ended June 30, 2012 was $111,074 and $222,149, respectively.

9. SERIES B PREFERRED STOCK

On November 2, 2009 (“Series B Effective Date”), the Company entered into a preferred stock purchase agreement with Optimus Life Sciences Capital Partners, LLC (“Optimus”). Pursuant to the purchase agreement, the Company agreed to sell, and Optimus agreed to purchase, in one or more purchases from time to time at the Company’s sole discretion, (i) up to 1,000 shares of Series B preferred stock at a purchase price of $10,000 per share, for an aggregate purchase price of up to $10,000,000, and (ii) five-year warrants to purchase shares of the Company’s common stock with an aggregate exercise price equal to 135% of the purchase price paid by Optimus, at an exercise price per share as follows:

•	On the 6th trading day following the Tranche Notice Date (as defined in the purchase agreement), the exercise price of the Optimus warrant shall be adjusted to equal the VWAP for the 5 trading days beginning on and including the Tranche Notice Date (as so adjusted, the “Adjusted Exercise Price”); and

•	If the Adjusted Exercise Price results in additional warrant shares being issuable to the holder, such additional shares shall be delivered to the holder within one trading day following the adjustment date. If the Adjusted Exercise Price results in less warrant shares being issuable to the holder, the excess warrant shares shall be returned by the holder to the Company within one trading day following on the adjustment date.

The Company agreed to pay to Optimus a commitment fee of $500,000, at the earlier of the closing of the first Tranche or the six month anniversary of the Series B Effective Date, payable at the Company’s election in cash or common stock valued at 90% of the volume weighted average price of the Company’s common stock on the 5 trading days preceding the payment date. The $500,000 commitment fee was outstanding and was recorded in accrued expenses in the Company’s consolidated balance sheet at December 31, 2009. During 2010, the Company issued 50 shares of Series B preferred stock as payment for the commitment fee.

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

Dividends

Commencing on the date of the issuance of any shares of Series B preferred stock, holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series B preferred stock. Accrued dividends were $2,955,440 and $2,352,321 at June 30, 2013 and December 31, 2012, respectively.

Redemption Rights

Upon or after the fourth anniversary of the initial issuance date, the Company will have the right, at the Company’s option, to redeem all or a portion of the shares of the Series B preferred stock, at a price per share equal to 100% of the Series B liquidation value. The Series B preferred stock may be redeemed at the Company’s option, commencing 4 years from the issuance date at a price per share of (a) $10,000 per share plus accrued but unpaid dividends (the “Series B Liquidation Value”), or, at a price per share of : (x) 127% of the Series B Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (y) 118% of the Series B Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (z) 109% of the Series B Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Liquidation Rights

The Series B preferred stock shall, with respect to dividend, rights upon liquidation, winding-up or dissolution, rank: (i) senior to the Company’s common stock, and any other class or series of preferred stock of the Company, except the Series A-1 redeemable convertible preferred stock which shall rank senior in right of liquidation and pari passu with respect to dividends; and (ii) junior to all existing and future indebtedness of the Company.

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

Related Secured Promissory Notes Receivable:

In accordance with the terms of the Series B preferred stock agreement, Optimus issued to the Company a secured promissory note in consideration for receiving warrants under each tranche. The value of each secured promissory note equals the value of the warrants that Optimus received. Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The notes are secured by freely tradable marketable securities belonging to Optimus. Each promissory note matures on the fourth anniversary of its issuance. As of June 30, 2013, Optimus has issued $13,500,000 in secured promissory notes.

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at June 30, 2013 and December 31, 2012.

At June 30, 2013, the value of the secured promissory notes in the consolidated balance sheet was $12,930,517, net of discounts of $1,159,434 and accrued interest of $589,951, reflecting a face value of $13,500,000.

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

During the three and six months ended June 30, 2013, the Company accreted interest on the promissory notes in the amount of $312,116 and $601,958, respectively, and during the three and six months ended June 30, 2012, the Company accreted interest on the promissory notes in the amount of $283,022 and $548,359, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the three and six months ended June 30, 2013 of $312,718 and $603,119, respectively and $283,567 and $549,416 during the three and six months ended June 30, 2012, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

As of June 30, 2013 and December 31, 2012, 1,000 shares of Series B preferred stock were outstanding. As of June 30, 2013, the Company has drawn the entire commitment of $10,000,000.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is a table showing the net settlement amount at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Face value note	$10,000,000	$10,000,000
Accrued dividends	2,955,439	2,352,321
Redemption factor	109%	118%
Conversion price	14,121,429	14,575,739
Receivable	14,089,951	13,969,559
Net payable upon conversion	$31,478	$606,180

10. SERIES C PREFERRED STOCK

On December 30, 2010 (the “Series C Effective Date”), the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”). Pursuant to the Series C Purchase Agreement:

•	The Company agreed to sell, and Socius agreed to purchase, in one or more purchases from time to time (each such purchase, a “Series C Tranche”) in the Company’s sole discretion (subject to the conditions set forth therein), (i) up to 2,500 shares of Series C preferred stock at a purchase price of $10,000 per share, for an aggregate purchase price of up to $25,000,000, and (ii) a two-year warrant (the “Socius Warrant”) obligating Socius to purchase shares of the Company’s common stock with an aggregate exercise price equal to 20% of the purchase price paid by Socius for the Series C preferred stock sold in each Series C Tranche, at an exercise price per share equal to the closing bid price of the Company’s common stock on the date the Company provides notice of such Series C Tranche (the “Series C Tranche Notice”). On each date that the Company delivers a Series C Tranche Notice to Socius, Socius shall also become obligated, pursuant to a right automatically vesting on such Series C Tranche Notice date, to purchase that number of shares of common stock (such shares of common stock, the “Additional Investment Shares”) equal in dollar amount to 100% of the Series C Tranche amount set forth in the Series C Tranche Notice at a price per share equal to the closing bid price of the Company’s common stock on the Series C Tranche Notice date.

•	The Series C Purchase Agreement requires that, when the Company requests Socius to purchase a tranche of Series C preferred stock, the mandatory purchase by Socius of the related Additional Investment Shares must occur no later than sixty (60) calendar days following the Series C Tranche Notice date.

•	The Socius Warrant was issued to Socius on December 30, 2010 (the “Closing Date”) simultaneous with entering into the Series C Purchase Agreement. The Socius Warrant was issued with an initial exercise price per warrant is of $0.16 per share and for a total of up to 31,250,000 shares, subject to adjustment as described therein. On January 10, 2011, Socius and the Company entered into a letter agreement in which the parties agreed that, following arms-length negotiations and notwithstanding anything to the contrary in the Socius Warrant, that the initial number of shares issuable under the Socius Warrant, subject to the adjustment mechanism set forth therein, was equal to 30,000,000.

•	As required by the Series C Purchase Agreement, the Socius Warrant must be exercised for such number of shares of common stock equal in amount to 20% of the cumulative purchase price paid by Socius for the Series C preferred stock. The maximum amount of Series C preferred stock that Socius may become obligated to purchase under all Series C Tranches is $25,000,000. Assuming the maximum drawdown of $25,000,000 by the Company under the Series C Purchase Agreement, Socius would be required to exercise the Socius Warrant to purchase 20% of this total dollar amount, or $5,000,000 worth of the Company’s common stock.

•	The letter agreement entered into on January 10, 2011, modified the Socius Warrant only with respect to the initial number of underlying shares and expressly provides that, except as so modified, the Socius Warrant shall remain unchanged and shall continue in full force and effect.

•	At the initial closing pursuant to the Series C Purchase Agreement, which occurred on the Closing Date, (i) Socius purchased 400 shares of Series C preferred stock and the Company received gross proceeds of $4,000,000. (ii) the Company delivered to Socius an initial warrant (the “Initial Warrant”) obligating Socius to purchase shares of its common stock with an aggregate purchase price of $800,000, which shall be automatically exercisable on the date a registration statement for the resale of all shares of common stock issuable pursuant to the Series C Purchase Agreement is declared effective (which effectiveness occurred on April 13, 2011), with delivery of such shares made to Socius on the trading day immediately following the exercise date at a per-share price equal to the closing bid price of the Company’s common stock on the delivery date, and (iii) Socius became obligated to purchase additional shares of common stock equal in aggregate dollar amount to $4,000,000 (such shares of common stock the “Initial Investment Shares”), with delivery of such shares made to Socius on the trading day immediately following the date the registration statement is declared effective at a price per share equal to the closing bid price of the Company’s common stock on the delivery date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	The Company agreed to pay to Socius a commitment fee of $1,250,000 (the “Commitment Fee”), at the earlier of the closing of the first Series C Tranche or the six month anniversary of the Series C Effective Date. This Commitment Fee is payable solely at the Company’s election, in cash or in the alternative, in shares of common stock valued at 88% of the volume weighted average price of the Company’s common stock on the 5 trading days preceding the payment date. If the Company elects to pay the Commitment Fee in shares of its common stock, no cash payment would be due as the issuance of shares would satisfy the Commitment Fee obligation in full. The Company issued 7,562,008 shares of its common stock on September 30, 2011 as full payment of the commitment fee.

•	The Company agreed to use its best efforts to file within 60 days of the Series C Effective Date, and cause to become effective as soon as possible thereafter, a registration statement with the Securities and Exchange Commission for the resale of all shares of common stock issuable pursuant to the Series C Purchase Agreement, including the shares of common stock underlying the Socius Warrant, shares of the common stock issuable upon exercise of the Initial Warrant, shares of common stock issuable as Initial Investment Shares, shares of common stock issuable as Additional Investment Shares, and shares of common stock issuable in payment of the Commitment Fee.

•	In the event that Socius does not comply with its obligations under the Series C Purchase Agreement (including its obligations to exercise the Socius Warrant), the Series C Purchase Agreement provides that, in addition to being entitled to exercise all rights provided therein or granted by law, the Company would be entitled to seek specific performance by Socius under the Series C Purchase Agreement and the Socius Warrant.

On December 30, 2010, in accordance with the Series C Purchase Agreement, the Company filed a certificate of designations for the Series C preferred stock with the Secretary of State of the State of Delaware. As previously reported, pursuant to the certificate of designations, the Series C preferred stock shall, with respect to dividend, rights upon liquidation, winding-up or dissolution, rank: (i) senior to the Company’s common stock, and any other class or series of preferred stock of the Company (collectively, with any warrants, rights, calls or options exercisable for or convertible into such preferred stock, the “Junior Securities”); provided, however, the Series A-1 redeemable convertible preferred stock and Series B preferred stock (together, the “Senior Securities”) shall rank senior in right of redemption, liquidation, and dividends; and (ii) junior to all existing and future indebtedness of the Company.

As of June 30, 2013 and December 31, 2012, the Company has drawn $17,500,000 of the $25,000,000 commitment, respectively.

Dividends

Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series C preferred stock. Accrued dividends were $1,877,610, and $1,325,333 at June 30, 2013 and December 31, 2012, respectively.

Redemption Rights

Upon or after the fourth anniversary of the initial issuance date, the Company will have the right, at the Company’s option, to redeem all or a portion of the shares of the Series C preferred stock, at a price per share equal to 100% of the Series C liquidation value. The Series C preferred stock may be redeemed at the Company’s option, commencing 4 years from the issuance date at a price per share of (a) $10,000 per share plus accrued but unpaid dividends (the “Series C Liquidation Value”), or, at a price per share of : (i) 136% of the Series C Liquidation Value if redeemed prior to the first anniversary of the initial issuance date, (ii) 127% of the Series C Liquidation Value if redeemed on or after the first anniversary but prior to the second anniversary of the initial issuance date, (iii) 118% of the Series C Liquidation Value if redeemed on or after the second anniversary but prior to the third anniversary of the initial issuance date, and (iv) 109% of the Series C Liquidation Value if redeemed on or after the third anniversary but prior to the fourth anniversary of the initial issuance date.

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

Related Secured Promissory Notes Receivable:

As of June 30, 2013, Socius has issued $21,000,000 in notes receivable in accordance with the terms of the Series C Purchase Agreement.

Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The notes are secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at June 30, 2013 and December 31, 2012.

At June 30, 2013, the value of the secured promissory notes in the consolidated balance sheet was $19,857,883, net of discounts of $1,759,699 and accrued interest of $617,582, reflecting a face value of $21,000,000.

At December 31, 2012, the value of the secured promissory notes in the consolidated balance sheet was $19,294,139, net of discounts of $2,135,527 and accrued interest of $429,666, reflecting a face value of $21,000,000.

The Company determined that a 6% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series C preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $1,968,050 during the year ended December 31, 2011 and an additional $1,026,809 of debt discounts during the year ended December 31, 2012 related to the fifth, sixth and seventh tranche notice. The Company accretes interest at 6% over the respective four-year terms of the promissory notes.

During the three and six months ended June 30, 2013, the Company accreted interest on the promissory note in the amount of $286,454 and $563,744, respectively and during the three and six months ended June 30, 2012, the Company accreted interest on the promissory note in the amount of $223,233 and $406,567, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the three and six months ended June 30, 2013 of $279,003 and $552,277, respectively and recorded dividends of $217,514 and $399,296 during the three and six months ended June 30, 2012, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

The Company has classified the Series C preferred stock in the equity section in its consolidated balance sheets. As of June 30, 2013 and December 31, 2012, 1,750 shares of Series C preferred stock were outstanding.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Below is a table showing the net settlement amount at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Face value note	$17,500,000	$17,500,000
Accrued dividends	1,877,610	1,325,333
Redemption factor	118%	118%
Conversion price	22,865,580	22,213,893
Receivable	21,617,581	21,429,666
Net payable upon conversion	$1,247,999	$784,227

11. WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price $	Life (in years)	(000)$
Outstanding, December 31, 2012	21,757,421	0.18	1.88	–
Granted	–	–
Exercised	–	–
Forfeited/Canceled	(13,927,538)	0.13
Outstanding, June 30, 2013	7,829,883	0.28	2.33
Exercisable, June 30, 2013	7,829,883	0.28	2.33	–

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at June 30, 2013:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price $	of Shares	Life (Years)	Price $
0.10 - 0.11	3,239,247	1.43	0.10
0.20 - 0.30	1,630,000	2.50	0.25
0.38 - 0.39	1,330,636	4.07	0.39
0.40 - 0.45	815,000	2.50	0.45
0.70	815,000	2.50	0.70
	7,829,883

12. STOCKHOLDERS’ EQUITY TRANSACTIONS

On September 19, 2012, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the Purchase Agreement, the Company has the right to sell to Lincoln Park up to $35,000,000 in shares of its common stock. Upon signing the Purchase Agreement, Lincoln Park purchased 10,000,000 shares of the Company’s common stock for $800,000 as the initial purchase. In addition, the Company issued 8,750,000 shares of common stock to Lincoln Park as a commitment fee.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Upon the satisfaction of the conditions set forth in the Purchase Agreement, including the registration statement for the resale of the shares issued thereunder being declared effective by the Securities and Exchange Commission (which effectiveness occurred on November 6, 2012), the Company has the right over a 36-month period to sell up to an additional $34.2 million worth of shares of its common stock to Lincoln Park, upon the terms set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the purchase price of such shares will be based on the prevailing market price of the Company’s common stock immediately preceding the time of sales, with the Company controlling the timing and amount of any future sales, if any, of common stock to Lincoln Park. There are no upper limits to the price Lincoln Park may pay to purchase the Company’s common stock. Lincoln Park shall not have the right or the obligation to purchase any shares of common stock on any business day that the closing price of the Company’s common stock is below a floor price as provided in the Purchase Agreement. The purchase price means, with respect to any regular purchase, the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of this Purchase Agreement. However, the purchase price cannot be below $0.03.

From January 1, 2013 to June 30, 2013, Lincoln Park purchased 162,327,000 shares of common stock for cash proceeds of $11,748,653.

On January 23, 2013, the Company issued an aggregate of 80,357,143 shares to the CAMOFI Parties as required by the Settlement Agreement and in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. On May 30, 2013 in connection with the settlement CAMOFI converted $600,000 in Debentures for 10,135,287 shares of common stock. On May 31, 2013 in connection with the settlement the CAMOFI converted $600,000 in Debentures for 9,790,976 shares of common stock.

During the six months ended June 30, 2013, the Company issued various board members 2,069,365 shares of common stock valued at $153,375 as compensation for board services.

During the six months ended June 30, 2013, the Company issued 4,571,428 shares of common stock valued at $696,284 as executive compensation.

On April 23, 2013, the Company entered into a share exchange agreement with Volation to exchange 27,522,833 freely tradeable shares of the Company’s common stock for Volation’s 113 shares of Series A-1 redeemable convertible preferred stock and accrued dividends.

13. STOCK-BASED COMPENSATION

Stock Plans

			Options/Shares
	Options/Shares	Options	Available	Total
Stock Plan	Issued	Outstanding	For Grant	Authorized
2004 Stock Plan	2,492,000	70,000	1,215,104	2,800,000
2004 Stock Plan II	1,301,161	1,071,161	–	1,301,161
2005 Stock Plan	149,847,997	119,508,806	299,977,538	449,825,535
	153,641,158	120,649,967	301,192,642	453,926,696

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Option Activity

A summary of option activity for the six months ended June 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2012	100,672,803	$0.22	7.45	$399
Granted	22,100,000	0.08
Exercised	–	–
Forfeited/canceled	(2,122,836)	0.25
Outstanding, June 30, 2013	120,649,967	0.19	7.35	63,295

Vested and expected to vest at June 30, 2013	117,174,216	$0.19	7.29	$62,021

Exercisable, June 30, 2013	93,913,417	$0.21	6.83	$53,495

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2013.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Exercise	Remaining	Number	Exercise	Remaining
Price	of Shares	Price	Life (Years)	of Shares	Price	Life (Years)
$0.05 - 0.058	2,570,000	$0.06	9.28	2,570,000	$0.06	9.28
0.08 - 0.09	33,852,022	0.08	8.63	14,634,120	0.09	7.37
0.10 - 0.157	40,739,769	0.13	7.18	37,887,787	0.13	7.10
0.185 - 0.21	26,394,166	0.19	7.23	23,727,500	0.20	7.14
0.25 - 0.45	11,071,161	0.36	7.31	9,071,161	0.36	7.16
0.85	5,417,849	0.85	0.90	5,417,849	0.85	0.90
$1.35 - 2.48	605,000	$2.02	2.38	605,000	$2.02	2.38
	120,649,967			93,913,417

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the six months ended June 30, 2013 and 2012 are as follows:

	June 30,	June 30,
	2013	2012
Risk-free interest rate	0.76 - 1.91%	1.04%
Expected life of the options	5.00 - 6.50 years	6.26 years
Expected volatility	160%	160%
Expected dividend yield	0%	0%
Expected forfeitures	13%	13%

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The weighted average grant-date fair value for the options granted during the six months ended June 30, 2013 and 2012 was $0.08 and $0.10, respectively.

Stock-based compensation expense to employees for the three and six months ended June 30, 2013, was $775,824 and $1,793,884, respectively. Stock-based compensation expense to employees for the three and six months ended June 30, 2012, was $992,659 and $2,093,657, respectively. The compensation expense related to the unvested options as of June 30, 2013, was $2,426,691, which will be recognized over the weighted average period of 7.00 years.

14. COMMITMENTS AND CONTINGENCIES

Debenture Settlement

The Company continues to negotiate with the remaining holders of convertible promissory notes and warrants that were issued between 2005 and 2010. The Company anticipates that the number of common shares to be issued will be approximately 3.5 million, based on the settlements that have already been finalized as of June 30, 2013. The Company determined that an accrual of approximately $253,000 was appropriate at June 30, 2013, which is included in the “loss contingency accrual” amount on the consolidated balance sheets. (See Note 6 “Loss Contingency Accrual”)

Warrant Holder Claim

The Company has received a copy of Gary D. Aronson’s Creditor’s Claim (the “Claim”) in the amount of $27,909,706, dated July 13, 2011, against the Estate of William Caldwell (“Decedent”), who at the time of his death was the Chief Executive Officer and Chairman of the Board of Directors of the Company. The Claim states that Decedent’s liability arises under a cause of action that the Claimant intends to file in Federal court against the Company for violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and the rules promulgated thereunder.

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

On August 23, 2011, Gary Aronson filed suit in federal court in Massachusetts against Advanced Cell Technology, Inc. and Wilmington Trust, N.A., as Special Administrator of the Estate of William Mackay Caldwell.  The suit reasserts allegations made in the Claim. On August 25, 2011, John S. Gorton filed a substantially similar lawsuit. Aronson and Gorton then filed substantially similar First Amended Complaints.

The Company and the Decedent Caldwell moved to dismiss Aronson’s and Gorton’s First Amended Complaints. On July 16, 2012, United States Magistrate Judge Dein issued her report and recommendation concerning the Company’s and Decedent’s motions to dismiss.  The district court adopted the report and recommendation, dismissing all claims, including those asserting material misrepresentations in violation of the Exchange Act, except for one breach-of-contract claim against the Company concerning a warrant allegedly issued to William Woodward..

Aronson and Gorton filed motions for leave to file Second Amended Complaints on October 23, 2012 and October 25, 2012.  ACT did not oppose the motions.  The Second Amended Complaints, deemed filed as of November 9 and 12, 2012, reassert the claim for breach of contract with respect to the Woodward warrant, as well as new breach-of-contract claims against the Company related to a warrant allegedly issued to Deron Colby; an alleged extension of the exercise periods for stock warrants issued to Andwell, LLC and Nancy Burrows; and alleged stock sales in 2008 that are the subject of a matter pending in the United States District Court for the Middle District of Florida, S.E.C. v. Lefkowitz.  The Second Amended Complaints asserted no claims against the Decedent Caldwell. ACT moved to dismiss the Second Amended Complaints on November 30, 2012.  The court again referred the motion to dismiss to Magistrate Judge Dein, who heard oral argument on February 26, 2013.  The parties are awaiting a report and recommendation on the motion to dismiss.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On February 13, 2013, the Decedent’s estate made a claim for indemnification in the amount of $215,334.47, concerning the attorneys’ fees and other costs incurred in its successful defense against the federal-court claims asserted by Aronson and Gorton. On June 7, 2013, based on the Decedent’s estate’s successful defense against those claims, and in full and final settlements of its claim, the Company paid the demand for indemnification in full.

In the event that a claim for indemnification, other than the payment by the Company of expenses incurred or paid by an director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by that director, officer or controlling person in connection with the securities being registered, the Company will, unless in the opinion of counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue.

The Company determined that an accrual was necessary at June 30, 2013, which is included in the “loss contingency accrual” amount on the consolidated balance sheets. (See Note 6 “Loss Contingency Accrual”)

Securities and Exchange Commission – Civil Action

In May 2012, the Company was named as a defendant in a civil action brought by the Securities and Exchange Commission related to transactions involving the sale and issuance of the Company’s securities. The Securities and Exchange Commission alleges that Company violated Section 5(a) and 5(c) of the Securities Act of 1933, as amended, because certain sales of shares to outside organizations, completed in late 2008 and early 2009 under the Company’s former management, resulted in $3.5 million in proceeds to the Company, were neither registered under the Securities act nor subject to an exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended. In addition, the Company is alleged to have violated Section 13(a) of the Exchange Act because the Company did not disclose the sale and issuance of the shares to the Securities and Exchange Commission on a timely basis. The Company has accrued approximately $4.1 million to “loss contingency accrual” in the consolidated balance sheet. (See Note 6 “Loss Contingency Accrual”)

Employment Contracts

The Company has entered into employment contracts with certain executives and research personnel. The contracts provide for salaries, bonuses and stock option grants, along with other employee, and post-employment benefits.

Agreements

On May 4, 2012, the Company entered into an exclusive license agreement with StemLifeLine, Inc. in which the Company obtained exclusive rights, with the right to sublicense, for commercial use of certain human stem cell lines that were created by StemLifeLine using the Company’s single blastomere technology – i.e., without destruction of any embryos.  These lines are intended to be used in the Company’s manufacture of cell therapy products.  The Company paid a single one-time fee of $65,000 to StemLifeLine for the exclusive license, and will not owe any further fees or royalties under the exclusive license. In addition to the exclusive license, the Company also obtained a non-exclusive license to distribute other human embryonic stem cell lines made by StemLifeLine, Inc. through stem cell banks, such as in collaboration with Roslin Cells Inc. with whom the Company had a preexisting hES cell banking agreement.  Under the terms of the non-exclusive license relating to cell bank distribution, the Company will pay the first $200,000 in revenue that the Company receives from the cell bank, and 20% of any such revenue thereafter.

15. SUBSEQUENT EVENTS

On various dates from July 1, 2013 through July 30, 2013, Lincoln Park purchased 32,780,759 shares of common stock for cash proceeds of $2,448,880.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve risks and uncertainties, as well as assumptions that, if they never materialize or prove incorrect, could cause our results to differ materially and adversely from those expressed or implied by such forward-looking statements. Forward-looking statements may include, but are not limited to, statements relating to our outlook or expectations for earnings, revenues, expenses, volatility of our common stock, financial condition or other future financial or business performance, strategies, expectations, or business prospects, or the impact of legal, regulatory or supervisory matters on our business, results of operations or financial condition.

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2013. Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

Overview

We are a life science company focused on the emerging field of regenerative medicine. Our core business strategy is to develop and ultimately commercialize stem cell derived cell therapies and biologics that will deliver safe and efficacious patient therapies, and which can be manufactured at scale and are reimbursable at attractive levels. We are conducting several ongoing clinical trials for treating macular degeneration, and our preclinical development pipeline focuses on products for eye diseases, autoimmune and inflammatory diseases, and wound healing.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based upon consolidated financial statements and condensed consolidated financial statements that we have prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The preparation of these financial statements requires us to make a number of estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses in the condensed consolidated financial statements and accompanying notes included in this report. We base our estimates on historical information, when available, and assumptions believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following accounting policies to be critical to the estimates used in the preparation of our financial statements.

Use of Estimates — These consolidated financial statements have been prepared in accordance with GAAP and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, management has estimated loss contingencies related to outstanding litigation. In addition, management has estimated variables used in the binomial models and the Black-Scholes option pricing model used to value derivative instruments as discussed below under “Fair Value Measurements”. Also, management has estimated the expected economic life and value of the our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the our fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

Deferred Issuance Cost — Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures.

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

Revenue Recognition — Our revenue is generated from license and research agreements with collaborators. Licensing revenue is recognized on a straight-line basis over the shorter of the life of the license or the estimated economic life of the patents related to the license. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with the license revenue are deferred and recognized over the same term as the revenue. Reimbursements of research expense pursuant to grants are recorded in the period during which collection of the reimbursement becomes assured, because the reimbursements are subject to approval.

Stock Based Compensation — We record stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. We recognize in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees.

Comparison of Three Months Ended June 30, 2013 and 2012

	Three Months Ended
	June 30,
	2013	2012	$ Change	% Change
Revenue	$58,268	$218,184	$(159,916)	-73.3%
Cost of revenue	16,859	15,609	1,250	8.0%
Gross profit	41,409	202,575	(161,166)	-79.6%
Research and development expenses	2,862,237	2,068,098	794,139	38.4%
General and administrative expenses	2,643,319	2,612,471	30,848	1.2%
Non-operating income (expense)	(1,147,199)	518,551	(1,665,750)	-321.2%
Net loss	$(6,611,346)	$(3,959,443)	$(2,651,903)	67.0%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted. Revenue was $58,268 for the three months ended June 30, 2013, which was a decrease of $159,916 or 73.3% compared to the three months ended June 30, 2012. The decrease is due to license agreements that expired in 2012. Deferred revenue of $1,986,510 will be amortized and recorded to revenue over approximately 16 years.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of payroll and payroll related expenses for our scientific staff, services attained in connection with our ongoing clinical trials and pre-clinical programs, our R&D and GMP facilities, and research supplies and materials. R&D expenditures increased from $2,068,098 for the three months ended June 30, 2012 to $2,862,237 for the three months ended June 30, 2013 for an increase of $794,139 or 38.4%. The increase in R&D expenditures was primarily due to an increase in clinical trial expenses of approximately $369,000, a $200,000 upfront fee associated with the purchase of a license in support of some of our pre-clinical programs, an increase of stock compensation expense of approximately $103,000 due to additional options granted during 2013, and an increase in rent expense of approximately $64,000.

Our R&D expenses are primarily associated with basic and pre-clinical research and our clinical development programs, exclusively in the field of human stem cell therapies and regenerative medicine. Our focus is on development of our technologies in cellular reprogramming, reduced complexity applications, and stem cell differentiation. These expenses represent both pre-clinical and clinical development costs and costs associated with support activities such as quality control and regulatory processes. The cost of our research and development personnel is the most significant category of R&D expense; however, we also incur expenses with third parties, including license agreements, sponsored research programs and consulting expenses.

We do not segregate R&D costs by project because our research is focused exclusively on human stem cell therapies as a unitary field of study. Although we have three principal areas of focus for our research, these areas are intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, since the research is conducted on an integrated basis.

We expect that R&D expenses will fluctuate from period to period, for the foreseeable future. Our spending is impacted by the timing of enrollment and treatment of clinical trial patients along with interim results of our many pre-clinical programs. The amount and timing of these fluctuations can be difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, initiation of new clinical trials and rate of progression of existing clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of current and future trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 increased by $30,848 or 1.2%. We expect general and administrative expenses to remain at or near current levels for the balance of the year.

Other Income (Expense)

	For the three months ended June 30,
	2013	2012	$ Change
Interest income	$1,015	$4,508	$(3,493)
Interest expense	(370,228)	(275,292)	(94,936)
Finance gain (loss)	(687,139)	3,555,254	(4,242,393)
Fines	(587,147)	(3,500,000)	2,912,853
Gain on extinguishment of debt	438,587	–	438,587
Adjustments to fair value of derivatives	57,713	734,081	(676,368)
Total non-operating income (expense)	$(1,147,199)	$518,551	$(1,665,750)

Interest expense for the three months ended June 30, 2013, compared to the three months ended June 30, 2012 increased by $94,936 or 34.5%. The increase is due to the interest expense on the senior secured convertible debentures that we issued in December 2012, pursuant to the settlement agreement with the CAMOFI Parties. The expense related to the senior secured convertible debentures that we recorded during the three months ended June 30, 2013 was $100,000 of interest, based on the stated interest rate, plus $155,053 of amortized discount.  The increase in interest expense was offset by a decrease in interest expense of approximately $128,000 of interest related to the Series A preferred stock and approximately $32,000 of interest related to the JMJ convertible note.

The change in finance costs during the three months ended June 30, 2013, compared to that for the same period in 2012, relates primarily to settlements. During the three months ended June 30, 2013, we incurred approximately $425,672 in financing costs due to the change in estimates related to settlements compared to a gain of $3,555,254 for the change in estimates during the three months ended June 30, 2012.

Adjustments to fair value of derivatives changed from a gain of $734,081 during the three months ended June 30, 2012, to a gain of $57,713 during the three months ended June 30, 2013. During the three months ended June 30, 2012, the gain of $734,081 was primarily due to the decrease in our stock price from $0.09 at March 31, 2012 to $0.06 at June 30, 2012. The gain of $57,713 for the three months ended June 30, 2013 was primarily due to a loss on fair value of derivatives of $147,285 which was caused by an increase in our share price from $0.0697 at March 31, 2013 to $0.0785 at June 30, 2013 offset by a gain on fair value of derivatives of $205,000 related to change in fair value of the beneficial conversion option associated with the senior secured convertible debentures.

Comparison of Six months Ended June 30, 2013 and 2012

	Six Months Ended
	June 30,
	2013	2012	$ Change	% Change
Revenue	$146,049	273,869	$(127,820)	-46.7%
Cost of revenue	51,218	31,218	20,000	64.1%
Gross profit	94,831	242,651	(147,820)	-60.9%
Research and development expenses	5,854,237	4,508,640	1,345,597	29.8%
General and administrative expenses	5,469,183	5,631,476	(162,293)	-2.9%
Non-operating income (expense)	(1,795,798)	225,532	(2,021,330)	-896.2%
Net loss	$(13,024,387)	(9,671,933)	$(3,352,454)	34.7%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. Revenue was $146,049 for the six months ended June 30, 2013, which was a decrease of $127,820 or 46.7% compared to the six months ended June 30, 2012. The decrease is due to license agreements that expired in 2012. Deferred revenue of $1,986,510 will be amortized and recorded to revenue over approximately 16 years.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of payroll and payroll related expenses for our scientific staff, services attained in connection with our ongoing clinical trials and pre-clinical programs, our R&D and GMP facilities, and research supplies and materials. R&D expenditures increased from $4,508,640 for the six months ended June 30, 2012 to $5,854,237 for the six months ended June 30, 2013, for an increase of $1,345,597 or 29.8%. This increase in R&D expenditures was primarily due to an increase in clinical trial expenses of approximately $866,000, a $200,000 upfront fee associated with the purchase of a license in support of some of our pre-clinical programs, lab testing of $68,000, and an increase in rent expense of $65,000.

Our R&D expenses are primarily associated with basic and pre-clinical research and our clinical development programs, exclusively in the field of human stem cell therapies and regenerative medicine. Our focus is on development of our technologies in cellular reprogramming, reduced complexity applications, and stem cell differentiation. These expenses represent both pre-clinical and clinical development costs and costs associated with support activities such as quality control and regulatory processes. The cost of our research and development personnel is the most significant category of expense; however, we also incur expenses with third parties, including license agreements, sponsored research programs and consulting expenses.

We do not segregate R&D costs by project because our research is focused exclusively on human stem cell therapies as a unitary field of study. Although we have three principal areas of focus for our research, these areas are intertwined and have not yet matured to the point where they are separate and distinct projects. The intellectual property, scientists and other resources dedicated to these efforts are not separately allocated to individual projects, since the research is conducted on an integrated basis.

We expect that R&D expenses will fluctuate from period to period, for the foreseeable future. Our spending is impacted by the timing of enrollment and treatment of clinical trial patients along with interim results of our many pre-clinical programs. The amount and timing of these fluctuations can be difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, initiation of new clinical trials and rate of progression of existing clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of current and future trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 decreased by $162,293 or 2.9%. We expect general and administrative expenses to remain at or near current levels for the balance of the year.

Other Income (Expense)

	For the six months ended June 30,
	2013	2012	$ Change
Interest income	$2,792	$9,585	$(6,793)
Interest expense	(894,417)	(547,616)	(346,801)
Finance gain (loss)	(980,259)	3,671,081	(4,651,340)
Fines	(587,147)	(3,500,000)	2,912,853
Gain on extinguishment of debt	438,587	–	438,587
Adjustments to fair value of derivatives	224,646	592,482	(367,836)
Total non-operating income (expense)	$(1,795,798)	$225,532	$(2,021,330)

Interest expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 increased by $346,801 or 63.3%. The increase is due to the interest expense on the senior secured convertible debentures that we issued in December 2012 pursuant to the settlement agreement with the CAMOFI Parties. The expense related to the senior secured convertible debentures that we recorded during the six months ended June 30, 2013 was $220,000 of interest expense, based on the stated interest rate, plus $286,871 of amortized discount. The increase in interest expense was offset by a decrease in interest expense of approximately $128,000 of interest related to the Series A preferred stock and approximately $32,000 of interest related to the JMJ convertible promissory notes.

The change in finance costs during the six months ended June 30, 2013, compared to that of the same period in 2012, relates primarily to settlements. During the six months ended June 30, 2013, we incurred approximately $1,108,000 in financing costs due to the change in estimates related to settlements which were offset by approximately $390,000 related to warrants that were canceled as part of the settlement agreement with CAMOFI Master LDC (“CAMOFI”) and CAMZHN Master LDC (“CAMZHN”) and together with “CAMOFI,” the “CAMOFI Parties”).

Adjustment to fair value of derivatives changed from a gain of $592,482 during the six months ended June 30, 2012, to a gain of $224,646 during the six months ended June 30, 2013. During the six months ended June 30, 2012, the gain of $592,482 was primarily due to the decrease in our stock price from $0.08 at December 31, 2011 to $0.06 at June 30, 2012. The gain of $224,646 for the six months ended June 30, 2013 was due to a gain of $144,000 related to the change in fair value of the beneficial conversion option associated with the senior secured convertible debentures, the change in the estimated volatility factors ranging from 80% to 160% depending on the estimated life of the derivative at June 30, 2012 compared to a volatility of 155% which was used for all derivatives at December 31, 2012, offset by an increase in our exercise price from $0.0557 at December 31, 2012 to $.0785 at June 30, 2013.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(12,483,489)	$(7,716,202)
Net cash used in investing activities	(442,962)	(24,269)
Net cash provided by financing activities	11,148,653	4,500,000
Net increase (decrease) in cash and cash equivalents	(1,777,798)	(3,240,471)
Cash and cash equivalents at the end of the period	$5,464,054	$(3,240,471)

Operating Activities

Our net cash used in operating activities during the six months ended June 30, 2013 and 2012 was $12,483,489 and $7,716,202, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures, other expense, and therefore an increase in net loss. Net loss for the six months ended, June 30, 2013 was $13,024,387 as compared to $9,671,933 for the six months ended June 30, 2012. During the six months ended June 30, 2013, there was approximately $1,981,000 of cash used from changes in operating assets and liabilities. During the six months ended June 30, 2012 there was approximately $2,917,000 provided by changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2013 and 2012 was $442,962 and $24,269, respectively. Our cash used in investing activities during the six months ended June 30, 2013 was driven primarily by our facility build-out. As part of this facility build-out we incurred approximately $220,000 in leasehold improvements and approximately $180,000 in purchases of capital equipment. We expect our cash used in investing activities to increase modestly for the balance of the year as we complete build-out related activities during the second half of 2013.

Cash Flows from Financing Activities

On September 19, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the Purchase Agreement, we have the right to sell to Lincoln Park up to $35,000,000 in shares of our common stock. Upon signing the Purchase Agreement, Lincoln Park purchased 10,000,000 shares of the our common stock for $800,000 as the initial purchase. In addition, we issued 8,750,000 shares of common stock to Lincoln Park as a commitment fee.

Upon the satisfaction of the conditions set forth in the Purchase Agreement, including the registration statement for the resale of the shares issued thereunder being declared effective by the Securities and Exchange Commission (which effectiveness occurred on November 6, 2012), we have the right over a 36-month period to sell up to an additional $34.2 million worth of shares of our common stock to Lincoln Park, upon the terms set forth in the Purchase Agreement. Pursuant to the Purchase Agreement, the purchase price of such common stock will be based on the prevailing market price of our common stock immediately preceding the time of sales, with us having the ability to control the timing and amount of any future sales, if any, of common stock to Lincoln Park. There are no upper limits to the price Lincoln Park may pay to purchase our common stock. Lincoln Park shall not have the right or the obligation to purchase any shares of common stock on any business day that the closing price of our common stock is below a floor price as provided in the Purchase Agreement. The purchase price means, with respect to any regular purchase, the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of this Purchase Agreement. However, the purchase price cannot be below $0.03.

Cash flows provided by financing activities during the six months ended June 30, 2013 and 2012 was $11,748,653 and $4,500,000, respectively. During the six months ended June 30, 2013, we received $11,748,653 from the issuance of 162,327,000 shares to Lincoln Park as part of the $35,000,000 Purchase Agreement.

During the six months ended June 30, 2013, we repaid $600,000 on the senior secured convertible debentures.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of June 30, 2013, we have approximately $5,464,054 in cash.

•	As of June 30, 2013, $20,310,246 is available to us through the Lincoln Park financing arrangement.

On a long term basis, we have no expectation of generating any meaningful revenues from our product candidates for a substantial period of time and must rely on raising funds in capital transactions to finance our research and development programs. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting and enforcing patents, and other costs associated with commercializing our potential products.

We believe that our current cash balance, and the approximately $20,000,000 available to us under the Lincoln Park financing arrangement, will be sufficient to fund our operations into the second half of 2014. This belief is based on the assumption that our stock price does not realize any significant or prolonged decreases. Our ability to fund our operations through the Lincoln Park arrangement is highly dependent on our stock price. A significant decline in our share price could force us to curtail our operations in part, or entirely. We are continually in discussions with potential investors and collaborators to explore alternative sources of dilutive and non-dilutive funding, so that we may either extend our current runway beyond the second half of 2014 or accelerate the rate of investment in our many clinical and pre-clinical programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended June 30, 2013, it would not have had a material effect on our results of operations or cash flows for that period.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive officer and principal financial officer after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rule 13a- 15(e) or Rule 15d-15(e)), with the participation of our management have each concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that any system of controls is designed to provide reasonable but not absolute assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive officer and principal financial officer have each concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.

Changes in Internal Control over Financial Reporting

Except for the hiring of a permanent Chief Financial Officer on June 12, 2013, there have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are party to litigation matters. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2013 (the “2012 Form 10-K”) and in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “1st Quarter 2013 10-Q”). During the quarter ended June 30, 2013, there were no material developments to the legal proceedings disclosed in the 2012 Form 10-K or the 1st Quarter 2013 10-Q.

ITEM 1A. RISK FACTORS

This Quarterly Report on Form 10-Q contains forward-looking information based on our current expectations. Because our actual results may differ materially from any forward-looking statements that we make or that are made on our behalf, this section includes a discussion of important factors that could affect our actual future results, including, but not limited to, our capital resources, our ability to successfully develop and commercialize therapeutic products, the progress and timing of our clinical programs, the safety and efficacy of our product candidates, risks associated with regulatory filings, risks associated with determinations made by regulatory agencies, the potential clinical benefits and market potential of our product candidates, future development efforts, patent protection, effects of healthcare reform, reliance on third parties, and other risks set forth below. You should carefully consider the risks described below, including information in the section of this document entitled “Forward Looking Statements.” An investment in the Company’s common stock involves a high degree of risk. If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected, the value of our common stock could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe are immaterial may also impair our business operations.

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the SEC on March 7, 2013.

Risks Relating to the Company’s Early Stage of Development and Capital Resources

*Our primary source of liquidity is our financing arrangement with Lincoln Park Capital Fund LLC, and changes in our share price directly affect our ability to fund our operations.

We currently rely on our share purchase agreement with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to this agreement, the purchase price of such common stock sold to Lincoln Park is based on the prevailing market price of our common stock immediately preceding the time of sales; we control the timing and amount of any future sales, if any, of common stock. There are no upper limits to the price Lincoln Park may pay to purchase our common stock. The purchase price in most cases is directly derived from the prevailing market price of our common stock on OTCBB. Though the purchase price cannot be less than $0.03, this arrangement means that our prevailing share price directly affects the number of shares we need to issue to Lincoln Park at any given time to fund short-term operations. The number of shares issuable under our Certificate of Incorporation and the number of shares registered on the Registration Statement on Form S-1 we filed to register the shares sold to Lincoln Park are both limited, and a share price that falls and stays too low would make it difficult or impossible to fund our operations through sales of shares to Lincoln Park due to these limitations.

Our business is at an early stage of development and we may not develop therapeutic products that can be commercialized.

We do not yet have any product candidates in late-stage clinical trials or in the marketplace. Our potential therapeutic products will require extensive preclinical and clinical testing prior to regulatory approval in the United States and other countries. We may not be able to obtain regulatory approvals in some cases (see REGULATORY RISKS), be permitted to enter or continue clinical trials for some of our products, or commercialize any products. Our therapeutic and product candidates may prove to have undesirable and unintended side effects or other characteristics adversely affecting their safety, efficacy or cost-effectiveness that could prevent or limit their therapeutic use, commercialization or acceptance in the medical community. Any product using any of our technology may fail to provide the intended therapeutic benefits, or even achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities or at an acceptable cost, with or without third-party support. Our efforts may not result in a product that can be or will be marketed successfully. Physicians may not prescribe our products, and patients or third party payors may not accept our products. For these reasons we may not be able to generate revenues from commercial production.

*We have never generated any revenue from product sales and may never be profitable.

We have limited clinical testing, regulatory, manufacturing, marketing, distribution and sales experience capabilities which may limit our ability to generate revenues. Due to the relatively early stage of our therapeutic products, including regenerative medical therapies and stem cell therapy-based programs, we have not yet invested significantly in regulatory, manufacturing, marketing, distribution or product sales resources. We cannot assure you that we will be able to invest or develop any of these resources successfully or as expediently as necessary, alone or with strategic partners. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	completing research and preclinical and clinical development of our therapeutic candidates;

•	seeking and obtaining regulatory and marketing approvals for therapeutic candidates for which we complete clinical studies;

•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for our therapeutic candidates;

•

establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and the market demand for our therapeutic candidates, if approved;

•	launching and commercializing therapeutic candidates for which we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing a sales force, marketing and distribution infrastructure;

•	obtaining market acceptance of our therapeutic candidates as a viable treatment option;

•	addressing any competing technological and market developments;

•	implementing additional internal systems and infrastructure, as needed;

•	identifying and validating new therapeutic candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

Even if one or more of the therapeutic candidates that we develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Our expenses could increase beyond expectations if we are required by the U.S. Food and Drug Administration, or the FDA, or other regulatory agencies, domestic or foreign, to perform clinical and other studies in addition to those that we currently anticipate. Even if we are able to generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations. The inability to do so will inhibit or harm our ability to generate revenues or operate profitably.

We have a history of operating losses and we may not achieve future revenues or operating profits.

We have generated modest revenue to date from our operations. Historically we have had net operating losses each year since our inception. As of June 30, 2013, we have an accumulated deficit of $295,325,468 and a stockholders’ deficit of $12,878,115. We incurred net losses of $28,526,261, $72,795,119 and $54,373,332 for the years ended December 31, 2012, 2011 and 2010, respectively and a net loss of $13,024,387 for the six months ended June 30, 2013. We have limited current potential sources of income from licensing fees and the Company does not generate significant revenue outside of licensing non-core technologies. Additionally, even if we are able to commercialize our technologies or any products or services related to our technologies it is not certain that they will result in revenue or profitability.

*We have a limited operating history on which investors may evaluate our operations and prospects for profitable operations.

If we continue to suffer losses as we have in the past, investors may not receive any return on their investment and may perhaps lose their entire investment. Our prospects must be considered speculative in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly in light of the uncertainties relating to the new, competitive and rapidly evolving markets in which we anticipate we will operate. A substantial risk is involved in investing in us because, as an early stage company, we have fewer resources than an established company, our management may be more likely to make mistakes at such an early stage, and we may be more vulnerable operationally and financially to any mistakes that may be made, as well as to external factors beyond our control. We also have no experience bringing therapeutics candidates through regulatory approval to commercialization, and we operate with little budgetary margin for error. To attempt to address these risks, we must, among other things, further develop our technologies, products and services, successfully implement our research, development, marketing and commercialization strategies, respond to competitive developments and attract, retain and motivate qualified personnel. Any failure to achieve any of the forgoing would result in an inability to achieve profitability.

* We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of June 30, 2013, we had 38 full-time employees. As we mature and undertake the activities required to further develop and commercialize our therapeutic candidates, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

Risks Relating to Technology

*We are dependent on new and unproven technologies.

Our risks as an early stage company are compounded by our heavy dependence on emerging and sometimes unproven technologies. If these technologies do not produce satisfactory results, our business may be harmed. We have not proven ability to navigate all regulatory requirements for therapeutic candidates of any type. Given the novel nature of our potential product candidates, the FDA or other regulatory agency may require additional clinical data than that required of other conventional therapies. Additionally some of our technologies and significant potential revenue sources involve ethically sensitive and controversial issues which could become the subject of legislation or regulations that could materially restrict our operations and, therefore, harm our financial condition, operating results and prospects for bringing our investors a return on their investment.

We may not be able to commercially develop our technologies and proposed product lines, which, in turn, would significantly harm our ability to earn revenues and result in a loss of investment.

Our ability to commercially develop our technologies will be dictated in large part by forces outside our control which cannot be predicted, including, but not limited to, general economic conditions, the success of our research and pre-clinical and field testing, the availability of collaborative partners to finance our work in pursuing applications of cell therapy technologies and technological or other developments in the biomedical field which, due to efficiencies, technological breakthroughs or greater acceptance in the biomedical industry, may render one or more areas of commercialization more attractive, obsolete or competitively unattractive. It is possible that one or more areas of commercialization will not be pursued at all if a collaborative partner or entity willing to fund research and development cannot be located or if we cannot agree to acceptable terms governing a potential collaboration. Our decisions regarding the ultimate products and/or services we pursue could have a significant adverse effect on our ability to earn revenue if we misinterpret trends, underestimate development costs and/or pursue wrong products or services. Any of these factors either alone or in concert could materially harm our ability to earn revenues or could result in a loss of any investment in us.

*We face intense competition and rapid technological change and the possibility that our competitors may develop therapies that are more advanced or effective than ours, which may adversely affect our financial condition and our ability to successfully commercialize our product candidates.

We are engaged in activities in the biotechnology field, which is characterized by extensive research efforts and rapid technological progress. If we fail to anticipate or respond adequately to technological developments, our ability to operate profitably could suffer. Many of our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Competition may increase further as a result of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may succeed in developing, acquiring or licensing on an exclusive basis, products that are more effective or less costly than any product candidate that we may develop, or achieve earlier patent protection, regulatory approval, product commercialization and market penetration than us. Additionally, technologies developed by our competitors may render our potential product candidates uneconomical or obsolete, and we may not be successful in marketing our product candidates against competitors. We cannot assure you that research and discoveries by other biotechnology, agricultural, pharmaceutical or other companies will not render our technologies or potential products or services uneconomical or result in products superior to those we develop or that any technologies, products or services we develop will be preferred to any existing or newly-developed technologies, products or services.

Risks Related to Intellectual Property

Certain aspects of our business are highly dependent upon maintaining licenses with respect to key technology; if we are unable to obtain or protect intellectual property rights related to our product candidates, we may not be able to compete effectively in our markets.

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

*Patent litigation presents an ongoing threat to our business with respect to both outcomes and costs.

We have previously been involved in patent interference litigation, and it is possible that further litigation over patent matters with one or more competitors could arise. We could incur substantial litigation or interference costs in defending ourselves against suits brought against us or in suits in which we may assert our patents against others. If the outcome of any such litigation is unfavorable, our business could be materially adversely affected. To determine the priority of inventions, we may also have to participate in interference proceedings declared by the United States Patent and Trademark Office, which could result in substantial cost to us. Without additional capital, we may not have the resources to adequately defend or pursue this litigation. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

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

*Patents obtained by other persons may result in infringement claims against us that are costly to defend and which may limit our ability to use the disputed technologies and prevent us from pursuing research and development or commercialization of potential products.

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

If we or one of our licensing partners initiated legal proceedings against a third party to enforce a patent covering one of our therapeutic candidates, the defendant could counterclaim that the patent covering our therapeutic candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United states Patent and Trademark office, or USPTO, or made a misleading statement, during prosecution. Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include re-examination, post grant review, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). Such proceedings could result in revocation or amendment to our patents in such a way that they no longer cover our therapeutic candidates. The outcome following legal assertions of invalidity and unenforceability is unpredictable. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on our therapeutic candidates. Such a loss of patent protection would have a material adverse impact on our business.

*Changes in U.S. patent law could diminish the value of patents in general, thereby impairing our ability to protect our products.

As is the case with other biotechnology companies, our success is heavily dependent on intellectual property, particularly patents. Obtaining and enforcing patents in the biotechnology industry involve both technological and legal complexity, and is therefore obtaining and enforcing biotechnology patents is costly, time-consuming and inherently uncertain. In addition, the United States has recently enacted and is currently implementing wide-ranging patent reform legislation. Recent U.S. Supreme Court rulings have narrowed the scope of patent protection available in certain circumstances and weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

Regulatory Risks

*We cannot market our product candidates until we receive regulatory approval; even if we complete the necessary preclinical and clinical studies, we cannot predict when or if we will obtain regulatory approval to commercialize a product candidate or the approval may be for a more narrow indication than we expect.

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

If we fail to obtain regulatory approval of any of our product candidates for at least one indication, we will not be permitted to market our product candidates and may be forced to cease our operations. Even if our product candidates demonstrate safety and efficacy in clinical studies, the regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or other regulatory authority recommends non-approval or restrictions on approval. In addition, we may experience delays or rejections based upon additional government regulation from future legislation or administrative action, or changes in regulatory agency policy during the period of product development, clinical studies and the review process. Regulatory agencies also may approve a treatment candidate for fewer or more limited indications than requested or may grant approval subject to the performance of post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our treatment candidates.

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

*Even if we obtain regulatory approval for a product candidate, our products will remain subject to regulatory scrutiny.

Even if we obtain regulatory approval in a jurisdiction, the regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance.. Conditions of approval, such as limiting the category of patients who can use the product, may significantly impact our ability to commercialize the product and may make it difficult or impossible for us to market a product profitably. Changes we may desire to make to an approved product, such as cell culturing changes or revised labeling, may require further regulatory review and approval, which could prevent us from updating or otherwise changing an approved product. In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with good manufacturing practices, or GMP, and adherence to commitments made to the FDA in the approval process. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. In addition, if our product candidates are approved by the FDA or other regulatory authorities for the treatment of any indications, regulatory labeling may specify that our product candidates be used in conjunction with other therapies. The occurrence of any event or penalty described above may inhibit our ability to commercialize our product candidates and generate revenues.

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

* The commercial success of any current or future product candidate will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community, and our products may not be accepted in the marketplace.

If we are successful in obtaining regulatory approval for any of our product candidates, the degree of market acceptance of those products will depend on many factors, including:

•	Our ability to provide acceptable evidence and the perception of patients and the healthcare community, including third party payors, of the positive characteristics of our product candidates relative to existing treatment methods, including their safety, efficacy, cost effectiveness and/or other potential advantages;

•	The incidence and severity of any adverse side effects of our product candidates;

•	The availability of alternative treatments;

•	The labeling requirements imposed by the FDA and foreign regulatory agencies, including the scope of approved indications and any safety warnings;

•	Our ability to obtain sufficient third party insurance coverage or reimbursement for our product candidates;

•	The inclusion of our products on insurance company coverage policies;

•	The willingness and ability of patients and the healthcare community to adopt new technologies;

•	Public opinion and acceptance of stem cell therapy in general, including media coverage and activism by religious, social or political groups;

•	The procedure time associated with the use of our product candidates;

•	Our ability to manufacture or obtain from third party manufacturers sufficient quantities of our product candidates with acceptable quality and at an acceptable cost to meet demand; and

•	Marketing and distribution support for our products.

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

*Restrictions on the use of human embryonic stem cells, the ethical, legal and social implications of that research, and negative public opinion about stem cell therapy may damage public perception of our therapeutic candidates and could prevent us from developing or gaining acceptance for commercially viable products in these areas.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 30, 2013 and May 31, 2013, we issued 10,135,287 and 9,790,976 shares of common stock, respectively to the CAMOFI Parties per their conversion notices. Such shares were issued in reliance upon the exemption from registration under Section 3(a)(10) of the Securities Act of 1933, as amended.

On June 28, 2013, we issued 1,043,831 shares of common stock to various board members as compensation for services, 1,000,000 shares of common stock to Gary Rabin pursuant to his employment agreement and 1,285,714 shares of our common stock to Robert Lanza pursuant to his employment agreement.

Such shares were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6. EXHIBITS

Exhibit Description

10.1	Executive Employment Agreement dated as of May 20, 2013, by and between the Company and Edward Myles (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2013).+

10.2	Mutual Release and Waiver Agreement, dated May 31, 2013 by and between the Company and JMJ Financial.*

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

*	Filed herewith.
+	Management contract or compensatory plan or arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

Dated: August 7, 2013	By:	/s/ Gary Rabin
Gary Rabin
Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 7, 2013	By:	/s/ Edward Myles
Edward Myles
Chief Financial Officer & Executive Vice President of Corporate Development (Principal Financial Officer)

