Form 10-Q
period 2013-09-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2013-11-12
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

  FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 30, 2013:
Common Stock, $0.001 par value per share	2,610,116,463 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2013 AND DECEMBER 31, 2012

	September	December 31,
	2013	2012
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,452,653	$7,241,852
Grants receivable	25,685	96,425
Deferred royalty fees, current portion	62,435	82,435
Prepaid expenses	949,065	132,044
Total current assets	6,489,838	7,552,756

Property and equipment, net	697,027	175,256
Deferred royalty fees, less current portion	123,388	170,216
Deposits	66,751	29,856
Deferred costs	165,298	568,458

TOTAL ASSETS	$7,542,302	$8,496,542

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,716,272	$2,956,743
Accrued expenses	2,647,728	3,210,908
Accrued settlement	–	6,807,891
Convertible promissory notes, current portion net of discounts of $0 and $30,935, respectively	–	256,850
Senior secured convertible debentures, current portion, net of discount of $275,396 and $290,000, respectively	2,124,604	2,110,000
Embedded conversion option liabilities, current portion	235,595	460,668
Loss contingency accrual	7,528,896	6,176,787
Deferred revenue, current portion	157,872	224,935
Total current liabilities	15,410,967	22,204,782

Senior secured convertible debentures, less current portion, net of discount of $75,107 and $435,000, respectively	1,724,893	3,165,000
Embedded conversion option liabilities, less current portion	467,405	507,033
Warrant and option derivative liabilities	357,875	972,381
Deferred revenue, less current portion	1,789,170	1,907,574
Total liabilities	19,750,310	28,756,770

Series A-1 redeemable preferred stock, $0.001 par value; 50,000,000 shares authorized, 0 and 113 shares issued and outstanding; aggregate liquidation value, net of discounts: $0 and $1,607,497, respectively	–	1,598,533

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 1,750 shares issued and outstanding	2	2
Common stock, $0.001 par value; 2,750,000,000 shares authorized, 2,608,116,463 and 2,232,720,779 shares issued and outstanding	2,608,116	2,232,721
Additional paid-in capital	319,606,218	289,842,597
Promissory notes receivable, net of discount of $2,469,699 and $3,776,528 respectively	(33,399,438)	(31,622,696)
Accumulated deficit	(301,022,907)	(282,311,386)
Total stockholders' deficit	(12,208,008)	(21,858,761)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$7,542,302	$8,496,542

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue (License fees and royalties)	$39,468	$68,184	$185,517	$342,053
Cost of revenue	15,609	15,609	66,827	46,827
Gross profit	23,859	52,575	118,690	295,226

Operating expenses:
Research and development	2,898,253	2,363,098	8,285,406	6,204,146
General and administrative expenses	3,211,866	2,695,020	9,148,133	8,994,088
Total operating expenses	6,110,119	5,058,118	17,433,539	15,198,234
Loss from operations	(6,086,260)	(5,005,543)	(17,314,849)	(14,903,008)

Non-operating income (expense):
Interest and other income	162,548	3,585	165,340	13,170
Interest expense	(271,021)	(278,493)	(1,165,438)	(826,109)
Finance gain (loss)	343,002	(2,891,600)	(637,257)	779,481
Fines	–	–	(587,147)	(3,500,000)
Gain on extinguishment of debt	–	–	438,587	–
Adjustments to fair value of derivatives	146,609	(336,200)	371,255	256,282
Total non-operating income (expense)	381,138	(3,502,708)	(1,414,660)	(3,277,176)

Loss before provision for income tax	(5,705,122)	(8,508,251)	(18,729,509)	(18,180,184)

Provision for income tax	–	–	–	–
Net loss	$(5,705,122)	$(8,508,251)	$(18,729,509)	$(18,180,184)

Weighted average shares outstanding:
Basic and diluted	2,573,191,224	2,122,463,857	2,451,391,145	2,048,055,615

Loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Promissory Notes Receivable,	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	net	Deficit	Deficit
Balance December 31, 2012	1,000	$1	1,750	$2	2,232,720,779	$2,232,721	$289,842,597	$(31,622,696)	$(282,311,386)	$(21,858,761)

Issuance of shares for settlements	–	–	–	–	100,283,406	100,283	5,599,717	–	–	5,700,000

Issuance of shares for services	–	–	–	–	9,981,686	9,981	1,262,381	–	–	1,272,362

Redemption of Series A-1 Preferred Stock	–	–	–	–	27,522,833	27,523	1,885,314	–	–	1,912,837

Accrued dividends on Series B and C Preferred Stock	–	–	–	–	–	–	1,758,754	–	(1,758,754)	–

Accretion of note receivable discount on Series B and C Preferred Stock	–	–	–	–	–	–	–	(1,776,742)	1,776,742	–

Stock based compensation	–	–	–	–	–	–	2,650,530	–	–	2,650,530

Issuance of shares of common stock for cash	–	–	–	–	237,607,759	237,608	16,606,925	–	–	16,844,533

Net loss for the nine months ended September 30, 2013	–	–	–	–	–	–	–	–	(18,729,509)	(18,729,509)

Balance, September 30, 2013 (unaudited)	1,000	$1	1,750	$2	2,608,116,463	$2,608,116	$319,606,218	$(33,399,438)	$(301,022,907)	$(12,208,008)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012

	Nine Months Ended September 30,
	2013	2012
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,729,509)	$(18,180,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,320	35,541
Amortization of deferred charges	96,828	46,827
Amortization of deferred revenue	(185,467)	(342,053)
Redeemable preferred stock dividend accrual	43,873	100,409
Stock based compensation	2,650,530	2,892,403
Amortization of deferred issuance costs	403,160	604,887
Amortization of discounts	414,396	120,813
Adjustments to fair value of derivatives	(371,255)	(256,282)
Shares of common stock issued for compensation	1,272,363	–
Non-cash financing costs	(128,233)	1,263,676
Gain on debt extinguishment	(438,587)	(779,481)
Options issued for consulting services	32,550	51,122
Changes in operating assets and liabilities
Grants receivable	70,740	(140,046)
Prepaid expenses and other assets	(847,021)	145,784
Accounts payable and other liabilities	(1,759,433)	2,881,360

Net cash used in operating activities	(17,410,745)	(11,555,224)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(586,091)	(10,269)
Payment of lease deposits	(36,895)	–

Net cash used in investing activities	(622,986)	(10,269)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of preferred stock	–	6,000,000
Proceeds from issuance of common stock	16,844,532	800,000
Repayment of senior secured convertible debentures	(600,000)	(83,500)

Net cash provided by financing activities	16,244,532	6,716,500

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,789,199)	(4,848,993)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	7,241,852	13,103,007

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$5,452,653	$8,254,014

CASH PAID FOR:
Interest	$–	$–
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Issuance of note receivable on issuance of shares and exercise of warrants for 0 and 88,580,669 shares of common stock	$–	$7,200,000
Record note receivable discount related to Series C preferred stock	$–	$(1,026,809)
Accrued dividends on Series B and C Preferred Stock	$1,758,754	$1,487,715
Accretion of note receivable discount on Series B and C Preferred Stock	$1,776,742	$1,500,672
Issuance of 100,283,406 and 330,690,982 shares of common stock for accrued settlement	$5,700,000	$38,427,013
Conversion of Series A Preferred stock for 27,522,833 shares of common stock	$1,912,837	$–
Issuance of 0 and 8,750,000 shares of common stock as commitment fee for securities purchase agreement	$–	$700,000

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATIONAL MATTERS

The unaudited consolidated financial statements have been prepared by Advanced Cell Technology, Inc. and Subsidiary (collectively the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2013, as amended. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Use of Estimates — These consolidated financial statements have been prepared in accordance with GAAP and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated loss contingencies related to outstanding litigation. In addition, Management has estimated variables used to calculate the Black-Scholes option pricing model used to value derivative instruments and the Company estimates the fair value of the embedded conversion option associated with the senior secured convertible debentures using a binomial lattice model as discussed below under “Fair Value Measurements”. Also, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the Company’s fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of September 30, 2013 and December 31, 2012, the Company had deposits in excess of federally-insured limits totaling $5,378,091 and $6,741,852, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Grant Received — From time to time, the Company participates in research grants both as an initiator of grants as well as a sub-recipient of grant funds. The Company incurs costs for the grant and is subsequently reimbursed for these expenses by grant receipts. The Company records such receipts as a reduction in research and development costs. For the three and nine months ended September 30, 2013, the Company recorded as a reduction in research and development costs, $40,010, and $160,054, respectively. For the three and nine months ended September 30, 2012, the Company recorded as a reduction in research and development costs $140,046 and $260,090, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(c) Payments made to financial institutions and consulting firms in order to provide financing related services. These costs are being amortized over the terms of the related agreements.

Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through September 30, 2013, the Company had not experienced impairment losses on its long-lived assets.

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

At September 30, 2013, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

	Fair Value	Fair Value Measurements at
	As of	September 30, 2013
Description	September 30, 2013	Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant and option derivative liabilities	$357,875	$–	$357,875	$–
Embedded conversion option liabilities	703,000	–	–	703,000
Total	$1,060,875	$–	$357,875	$703,000

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table reconciles the change in fair value for measurements categorized within Level 3 of the fair value hierarchy:

Embedded
Conversion
Option
Liabilities
Balance at December 31, 2012	$845,000
Total (gains) or losses for the period included in earnings	(142,000)
Balance at September 30, 2013	$703,000

Gains and losses included in earnings for the nine months ended September 30, 2013 are reported as follows:

Adjustment to
Fair Value of
Derivatives
Total gain included in earnings	$142,000

The following table provides quantitative information about measurements categorized within Level 3 of the fair value hierarchy:

	Fair Value at
	September 30,	Valuation
Description	2013	Technique	Unobservable Input	Value
Embedded conversion option liability	703,000	Binomial Lattice Model	Expected volatility of the Company's common stock	71%

			Discount for illiquidity of large blocks of the Company's common stock	5.7% to 100%

			Discount rate for contractual debt principal and interest payments	20.0%

For the three and nine months ended September 30, 2013, the Company recognized a gain of $146,609 and $371,255, respectively, for the changes in the valuation of derivative liabilities. For the three and nine months ended September 30 2012, the Company recognized a loss of $336,200 and a gain of $256,282, respectively, for the changes in the valuation of derivative liabilities.

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

In connection with its license agreements, the Company recorded $39,468 and $185,517 in license fee revenue for the three and nine months ended September 30, 2013, respectively. In connection with its license agreements, the Company recorded $68,184 and $342,053 in license fee revenue for the three and nine months ended September 30, 2012, respectively, in its consolidated statements of operations, and the remainder of the license fees have been accrued in deferred revenue at September 30, 2013 and December 31, 2012, respectively.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 119,082,258 and 100,672,803 options outstanding as of September 30, 2013 and 2012, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2013 and 2012, the following potential dilutive shares were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

	September 30,
	2013	2012
Options, exercisable	98,286,015	74,093,057
Warrants	7,829,883	21,757,421
Convertible shares, notes	79,750,873	4,232,132
Convertible shares, preferred stock	–	1,506,887
	185,866,771	101,589,497

Concentrations and Other Risks — Currently, the Company’s revenues are concentrated on a small number of licensees/collaborators. The following table shows the Company’s concentrations of its revenue for those customers comprising greater than 10% of total license revenue for the three and nine months ended September 30, 2013 and 2012.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
International Stem Cell Corporation	*	18%	30%	51%
CHA Biotech and SCRMI	82%	48%	53%	29%
Lifeline	*	24%	*	14%
Embryone Sciences	18%	10%	11%	*

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

Reclassifications — Certain amounts have been reclassified in the three and nine months period ended September 30, 2012 to conform with the three and nine months period ended September 30, 2013. The reclassifications are related to costs that have been reclassified from research and development expenses to general and administrative expenses. The reclassification is as follows:

For the Three Months Ended September 30, 2012

	As Previously	Net	Reclassified
	Reported	Reclass	Amount

Research & Development	$2,808,300	$(445,202)	$2,363,098
General & Administrative	$2,249,818	$445,202	$2,695,020

For the Nine Months Ended September 30, 2012

	As Previously	Net	Reclassified
	Reported	Reclass	Amount

Research & Development	$7,316,940	$(1,112,794)	$6,204,146
General & Administrative	$7,881,294	$1,112,794	$8,994,088

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

3. INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and will receive another 7% interest upon fulfilling certain obligations under the agreement over a period of 3 years. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 60% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program. Effective May 1, 2010, the Company was no longer obligated to provide laboratory space to SCRMI. As of September 30, 2013, the Company holds a 40% interest in the joint venture and CHA Bio & Diostech, Ltd. owns a 60% interest. The two partners to the joint venture are in negotiations on further funding of the joint venture, but there can be no assurances that an agreement will be reached. Any financial statement impact at this time is unclear should an agreement not be reached.

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the hemangioblast Program. The Company recorded $7,353 and $22,059 in license fee revenue for the three and nine months ended September 30, 2013, respectively, and $7,353 and $22,059 in license fee revenue for the three and nine months ended September 30, 2012, respectively, in the consolidated statements of operations, and the balance of unamortized license fee of $359,069 and $381,127 is included in deferred revenue in the consolidated balance sheets at September 30, 2013 and December 31, 2012, respectively.

On July 15, 2011, the Company and CHA Biotech entered into a binding term sheet, with the expectation of entering into a future definitive agreement, in which the joint venture was realigned around both product development rights and research responsibilities. Under the terms of the binding term sheet, SCRMI exclusively licensed the rights to the hemangioblast Program to the Company for United States and Canada and expanded the jurisdictional scope of the license to CHA Biotech to include Japan (in addition to South Korea, which was already exclusively licensed to CHA Biotech). As part of the agreement, the scientists at SCRMI involved in the hemangioblast Program were transferred to the Company, and SCRMI discontinued its research activity and became solely a licensing entity. In order to maintain its exclusive license the Company is obligated to satisfy certain diligence requirements relating to Licensed Products – which are defined as “any therapeutic, diagnostic, bioinformatics or other human or veterinarian health care product and/or service and or research reagent utilizing or derived in any manner whatsoever from the Technology”. In particular, the Company either needed to meet a minimal research spending requirement of $6.75 million by July 31, 2014, or complete the filing of an IND application or other application for regulatory approval of a Licensed Product. Intellectual property rights created by the Company in the course of its research are subject to a non-exclusive license to CHA Biotech for Japan and South Korea, and to SCRMI to be sub-licensable under certain circumstances for countries other than the United States, Canada, Japan and South Korea. By filing the investigational new animal drug application on September 12, 2013, with the Federal Drug Administration, the Company has met the commitment required to maintain its exclusive license.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a summary of key financial data for the joint venture as of and for the nine months ended September 30, 2013 and 2012:

	September 30,
	2013	2012
Current assets	$189,866	$179,310
Noncurrent assets	$1,227,201	$1,028,102
Current liabilities	$294,165	$293,276
Noncurrent liabilities	$1,948,582	$2,240,697
Net revenue	$219,087	$222,932
Net income	$137,901	$150,566

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Machinery & equipment	$1,101,762	$907,740
Computer equipment	46,287	32,986
Office furniture	38,783	6,684
Leasehold improvements	486,691	169,572
	1,673,523	1,116,982

Accumulated depreciation	(976,496)	(941,726)
Property and equipment, net	$697,027	$175,256

Depreciation expense for the three and nine months ended September 30, 2013 amounted to $26,618 and $64,320, respectively. Depreciation expense for the three and nine months ended September 30, 2012 amounted to $10,101 and $35,541, respectively.

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

On January 11, 2013, the Company entered into a settlement agreement and mutual release (the “Settlement Agreement”) with the CAMOFI Parties. Pursuant to the Settlement Agreement, and as approved by the Court, the Company agreed, in exchange for dismissal of the pending lawsuit with prejudice and a mutual release of all claims, (including termination of all outstanding warrants and debentures of the Company held by the CAMOFI Parties), to do the following on the business day following approval by the Court of the settlement or on another day agreed upon by the parties to the settlement (the “Closing”):

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Debentures accrue interest at the rate of 8% per annum and mature on June 30, 2015. The Company may pre-pay all or a portion of the amounts due under the Debentures prior to maturity without penalty. Both of the Debentures are convertible at the option of the holder at a price per share of the Company’s common stock equal to 80% of the VWAP of the ten consecutive trading days prior to the conversion date (the “Conversion Price”). The Company must make quarterly payments under the Debentures on the last day of each calendar quarter commencing on March 31, 2013 in the amount of $600,000. The quarterly payments may, at the option of the Company and subject to the satisfaction of certain conditions, be paid in shares of the Company’s common stock. In such case, the conversion price for such payment will be based on the lesser of (i) the Conversion Price or (ii) 80% of the average of the 10 closing prices immediately prior to the date the quarterly payment is due. To secure its obligations under the Debentures, the Company will grant a security interest in substantially all of the Company’s assets, including its intellectual property, to the CAMOFI Parties. The Debentures contain certain covenants customary for debt instruments of its kind. As of September 30, 2013, the Company was in compliance with the covenants in the Debentures.

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

At September 30, 2013 and December 31, 2012, accrued settlements related to the above agreements were $0 and $6,807,891, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest expense from amortization of debt discounts related to the JMJ convertible promissory notes for the three and nine months ended September 30, 2013 was $0 and $30,935, respectively. Interest expense from amortization of debt discounts related to the JMJ convertible promissory notes for the three and nine months ended September 30, 2012 was $31,976 and $95,231, respectively.

As of September 30, 2013 and December 31, 2012 the outstanding balance of the JMJ Convertible Promissory Notes was $0, and $287,785, respectively.

Senior Secured Convertible Debentures

The Debentures issued to the CAMOFI Parties pursuant to the Settlement Agreement have an effective date of December 31, 2012, accrue interest at the rate of 8% per annum and mature on June 30, 2015. The Company may pre-pay all or a portion of the amounts due under the Debentures prior to maturity without penalty. Both of the Debentures are convertible at the option of the holder at a price per share of common stock equal to 80% of VWAP of the ten consecutive trading days prior to the conversion date. The Company must make quarterly payments under the Debentures on the last day of each calendar quarter commencing on March 31, 2013 in the amount of $600,000. The quarterly payments may, at the option of the Company and subject to the satisfaction of certain conditions, be paid in shares of Common Stock. In such case, the conversion price for such payment will be based on the lesser of (i) the conversion price as defined in the agreement or (ii) 80% of the average of the 10 closing prices immediately prior to the date the quarterly payment is due. The payment due on March 31, 2013, was paid in cash on April 1, 2013. To secure its obligations under the Debentures, the Company granted a security interest in substantially all of the Company’s assets, including its intellectual property, to the CAMOFI Parties. The Debentures contain certain covenants customary for debt instruments of its kind. At September 30, 2013, the Company was in compliance with the covenants of the Debentures.

The Company received two conversion notices dated May 30, 2013 and May 31, 2013 for $600,000 each. The Company issued 10,135,287 shares of its common stock for the May 30, 2013 conversion notice which was consideration for the June 2013 installment and issued 9,790,976 shares of its common stock for the May 31, 2013 conversion notice, which was consideration for the September 30, 2013 installment.

As of September 30, 2013, the redemption dates and amounts are as follows:

Redemption
Date	Amount
12/31/2013	$600,000
3/31/2014	600,000
6/30/2014	600,000
9/30/2014	600,000
12/31/2014	600,000
3/31/2015	600,000
6/30/2015	600,000
$4,200,000

The Company determined that the Debentures contained an embedded beneficial conversion feature as the Debentures are convertible at a price per share of common stock equal to 80% of VWAP of the ten consecutive trading days prior to the conversion date. The embedded beneficial conversion feature was modeled using a binomial lattice model, and the calculated value at September 30, 2013 and December 31, 2012 was $703,000 and $845,000, respectively. The Company recorded a loss of $2,000 and gain of $142,000 for the change in the fair value of the embedded conversion option liability for the three and nine months ended September 30, 2013, respectively.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2013, the Debentures could be converted into 79,750,873 shares of common stock based on a conversion price of $0.0527. At September 30, 2013, the if-converted value exceeded the principal amount by approximately $1,486,000.

The Company recorded a debt discount of $725,000, which will be amortized over the life of the note using the effective interest rate of 16.35%. For the three and nine months ended September 30, 2013, the Company amortized $87,626 and $374,497 of the debt discount and recorded it as interest expense. The unamortized discount at September 30, 2013 and December 31, 2012 was $350,503 and $725,000, respectively. The Company recorded interest expense of $84,000 and $304,000 for the three and nine months ended September 30, 2013, respectively, based on the contractual interest rate.

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

The following table summarizes the Series A-1 redeemable convertible preferred stock outstanding at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Principal due	$–	$1,130,165
Accrued dividend	–	477,332
Debt discount	–	(8,964)
	$–	$1,598,533

Non-current portion	$–	$1,598,533

Aggregate liquidation value*	$–	$1,607,497

* Represents the sum of principal due and accrued dividends.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The dividends are accrued at a rate of 10% per annum, and the Company records the accrual as interest expense in its consolidated statements of operations in the period incurred. The Company recorded accrued dividends on the Series A-1 redeemable convertible preferred stock of $0 and $43,873 for the three and nine months ended September 30, 2013, respectively, and $34,826 and $100,409 for the three and nine months ended September 30, 2012, respectively, which was recorded as interest expense in the consolidated statements of operations.

Conversion Option:

The embedded conversion option was valued at $0 and $33 at September 30, 2013 and December 31, 2012, respectively, at fair value using the Black-Scholes model. The decrease in the fair value of the embedded conversion option liability of $0 and $33 for the three and nine months ended September 30, 2013, respectively, and $1,657 and $22,354 for the three and nine months ended September 30, 2012, respectively, was recorded through the statements of operations as an adjustment to fair value of derivatives.

Interest expense from amortization of the debt discount and deferred costs for the three and nine months ended September 30, 2013 was $0 and $117,180, respectively. Interest expense from amortization of the debt discount and deferred costs for the three and nine months ended September 30, 2012 was $112,296 and $334,445, respectively.

8. SERIES B PREFERRED STOCK

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

Dividends

Commencing on the date of the issuance of any shares of Series B preferred stock, holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series B preferred stock. Accrued dividends were $3,271,594 and $2,352,321 at September 30, 2013 and December 31, 2012, respectively.

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

Related Secured Promissory Notes Receivable:

In accordance with the terms of the Series B preferred stock agreement, Optimus issued to the Company a secured promissory note in consideration for exercising warrants under each tranche. The value of each secured promissory note equals the value of the warrants that Optimus received. Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The notes are secured by freely tradable marketable securities belonging to Optimus. Each promissory note matures on the fourth anniversary of its issuance. As of September 30, 2013, Optimus has issued $13,500,000 in secured promissory notes.

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at September 30, 2013 and December 31, 2012.

At September 30, 2013, the value of the secured promissory notes in the consolidated balance sheet was $13,246,062, net of discounts of $906,998 and accrued interest of $653,060, reflecting a face value of $13,500,000.

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

During the three and nine months ended September 30, 2013, the Company accreted interest on the promissory notes in the amount of $315,546 and $917,504, respectively, and during the three and nine months ended September 30, 2012, the Company accreted interest on the promissory notes in the amount of $286,132 and $834,491, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the three and nine months ended September 30, 2013 of $316,154 and $919,273, respectively and $286,684 and $836,100 during the three and nine months ended September 30, 2012, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

As of September 30, 2013 and December 31, 2012, 1,000 shares of Series B preferred stock were outstanding. As of September 30, 2013, the Company has drawn the entire commitment of $10,000,000.

Below is a table showing the net settlement amount at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Face Value of Preferred Stock	$10,000,000	$10,000,000
Accrued Dividends	$3,271,594	$2,352,321
Redemption factor	109%	118%
Conversion price	$14,466,037	$14,575,739
Receivable	$14,153,057	$13,969,559
Net settlement upon conversion	$312,980	$606,180

9. SERIES C PREFERRED STOCK

On December 30, 2010 (the “Series C Effective Date”), the Company entered into a securities purchase agreement (the “Series C Purchase Agreement”) with Socius CG II, Ltd., a Bermuda exempted company (“Socius”). Pursuant to the Series C Purchase Agreement:

•	The Company agreed to sell, and Socius agreed to purchase, in one or more purchases from time to time (each such purchase, a “Series C Tranche”) in the Company’s sole discretion (subject to the conditions set forth therein), (i) up to 2,500 shares of Series C preferred stock at a purchase price of $10,000 per share, for an aggregate purchase price of up to $25,000,000, and (ii) a two-year warrant (the “Socius Warrant”) obligating Socius to purchase shares of the Company’s common stock with an aggregate exercise price equal to 20% of the purchase price paid by Socius for the Series C preferred stock sold in each Series C Tranche, at an exercise price per share equal to the closing bid price of the Company’s common stock on the date the Company provides notice of such Series C Tranche (the “Series C Tranche Notice”). On each date that the Company delivers a Series C Tranche Notice to Socius, Socius shall also become obligated, pursuant to a right automatically vesting on such Series C Tranche Notice date, to purchase that number of shares of common stock (such shares of common stock, the “Additional Investment Shares”) equal in dollar amount to 100% of the Series C Tranche amount set forth in the Series C Tranche Notice at a price per share equal to the closing bid price of the Company’s common stock on the Series C Tranche Notice date.

•	The Series C Purchase Agreement requires that, when the Company requests Socius to purchase a tranche of Series C preferred stock, the mandatory purchase by Socius of the related Additional Investment Shares must occur no later than sixty (60) calendar days following the Series C Tranche Notice date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•	The Socius Warrant was issued to Socius on December 30, 2010 (the “Closing Date”) simultaneous with entering into the Series C Purchase Agreement. The Socius Warrant was issued with an initial exercise price per warrant of $0.16 per share and for a total of up to 31,250,000 shares, subject to adjustment as described therein. On January 10, 2011, Socius and the Company entered into a letter agreement in which the parties agreed that, following arms-length negotiations and notwithstanding anything to the contrary in the Socius Warrant, that the initial number of shares issuable under the Socius Warrant, subject to the adjustment mechanism set forth therein, was equal to 30,000,000.

•	As required by the Series C Purchase Agreement, the Socius Warrant must be exercised for such number of shares of common stock equal in amount to 20% of the cumulative purchase price paid by Socius for the Series C preferred stock. The maximum amount of Series C preferred stock that Socius may become obligated to purchase under all Series C Tranches is $25,000,000. Assuming the maximum drawdown of $25,000,000 by the Company under the Series C Purchase Agreement, Socius would be required to exercise the Socius Warrant to purchase 20% of this total dollar amount, or $5,000,000 worth of the Company’s common stock.

•	The letter agreement entered into on January 10, 2011, modified the Socius Warrant only with respect to the initial number of underlying shares and expressly provides that, except as so modified, the Socius Warrant shall remain unchanged and shall continue in full force and effect.

•	At the initial closing pursuant to the Series C Purchase Agreement, which occurred on the Closing Date, (i) Socius purchased 400 shares of Series C preferred stock and the Company received gross proceeds of $4,000,000. (ii) the Company delivered to Socius an initial warrant (the “Initial Warrant”) obligating Socius to purchase shares of its common stock with an aggregate purchase price of $800,000, which shall be automatically exercisable on the date a registration statement for the resale of all shares of common stock issuable pursuant to the Series C Purchase Agreement is declared effective (which effectiveness occurred on April 13, 2011), with delivery of such shares made to Socius on the trading day immediately following the exercise date at a per-share price equal to the closing bid price of the Company’s common stock on the delivery date, and (iii) Socius became obligated to purchase additional shares of common stock equal in aggregate dollar amount to $4,000,000 (such shares of common stock the “Initial Investment Shares”), with delivery of such shares made to Socius on the trading day immediately following the date the registration statement is declared effective at a price per share equal to the closing bid price of the Company’s common stock on the delivery date.

•	The Company agreed to pay to Socius a commitment fee of $1,250,000 (the “Commitment Fee”), at the earlier of the closing of the first Series C Tranche or the six month anniversary of the Series C Effective Date. This Commitment Fee is payable solely at the Company’s election, in cash or in the alternative, in shares of common stock valued at 88% of the volume weighted average price of the Company’s common stock on the 5 trading days preceding the payment date. If the Company elects to pay the Commitment Fee in shares of its common stock, no cash payment would be due as the issuance of shares would satisfy the Commitment Fee obligation in full. The Company issued 7,562,008 shares of its common stock on September 30, 2011 as full payment of the commitment fee.

•	The Company agreed to use its best efforts to file within 60 days of the Series C Effective Date, and cause to become effective as soon as possible thereafter, a registration statement with the Securities and Exchange Commission for the resale of all shares of common stock issuable pursuant to the Series C Purchase Agreement, including the shares of common stock underlying the Socius Warrant, shares of the common stock issuable upon exercise of the Initial Warrant, shares of common stock issuable as Initial Investment Shares, shares of common stock issuable as Additional Investment Shares, and shares of common stock issuable in payment of the Commitment Fee.

•	In the event that Socius does not comply with its obligations under the Series C Purchase Agreement (including its obligations to exercise the Socius Warrant), the Series C Purchase Agreement provides that, in addition to being entitled to exercise all rights provided therein or granted by law, the Company would be entitled to seek specific performance by Socius under the Series C Purchase Agreement and the Socius Warrant.

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

As of September 30, 2013 and December 31, 2012, the Company has drawn $17,500,000 of the $25,000,000 commitment, respectively.

Dividends

Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series C preferred stock. Accrued dividends were $2,164,813, and $1,325,333 at September 30, 2013 and December 31, 2012, respectively.

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

Related Secured Promissory Notes Receivable:

As of September 30, 2013, Socius has issued $21,000,000 in notes receivable in accordance with the terms of the Series C Purchase Agreement.

Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The notes are secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at September 30, 2013 and December 31, 2012.

At September 30, 2013, the value of the secured promissory notes in the consolidated balance sheet was $20,153,376, net of discounts of $1,562,702 and accrued interest of $716,078, reflecting a face value of $21,000,000.

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

During the three and nine months ended September 30, 2013, the Company accreted interest on the promissory note in the amount of $295,494 and $859,238, respectively and during the three and nine months ended September 30, 2012, the Company accreted interest on the promissory note in the amount of $259,613 and $666,181, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the three and nine months ended September 30, 2013 of $287,203 and $839,480, respectively and recorded dividends of $252,319 and $651,615 during the three and nine months ended September 30, 2012, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

The Company has classified the Series C preferred stock in the equity section in its consolidated balance sheets. As of September 30, 2013 and December 31, 2012, 1,750 shares of Series C preferred stock were outstanding.

Below is a table showing the net settlement amount at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012

Face Value of Preferred Stock	$17,500,000	$17,500,000
Accrued Dividends	$2,164,813	$1,325,333
Redemption factor	118%	118%
Conversion price	$23,204,479	$22,213,893
Receivable	$21,716,080	$21,429,666
Net settlement upon conversion	$1,488,399	$784,227

10. WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price $	Life (in years)	(000) $
Outstanding, December 31, 2012	21,757,421	0.18	1.88	–
Granted	–	–
Exercised	–	–
Forfeited/Canceled	(13,927,538)	0.13
Outstanding, September 30, 2013	7,829,883	0.28	2.08
Exercisable, September 30, 2013	7,829,883	0.28	2.08	–

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about warrants outstanding and exercisable at September 30, 2013:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price $	of Shares	Life (Years)	Price $
.10 - .11	3,239,247	1.18	0.10
.20 - .30	1,630,000	2.25	0.25
.38 - .39	1,330,636	3.82	0.39
.40 - .45	815,000	2.25	0.45
0.70	815,000	2.25	0.70
	7,829,883

11. STOCKHOLDERS’ EQUITY TRANSACTIONS

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

From January 1, 2013 to September 30, 2013, Lincoln Park purchased 237,607,759 shares of common stock for cash proceeds of $16,844,532.

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

During the nine months ended September 30, 2013, the Company issued various board members 3,124,542 shares of common stock valued at $227,938 as compensation for board services.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the nine months ended September 30, 2013, the Company issued 6,857,144 shares of common stock valued at $1,044,426 as executive compensation.

On April 23, 2013, the Company entered into a share exchange agreement with Volation to exchange 27,522,833 freely tradeable shares of the Company’s common stock for Volation’s 113 shares of Series A-1 redeemable convertible preferred stock and accrued dividends.

12. STOCK-BASED COMPENSATION

Stock Plans

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant	Total Authorized
2004 Stock Plan	2,492,000	70,000	1,215,104	2,800,000
2004 Stock Plan II	1,301,161	1,071,161	–	1,301,161
2005 Stock Plan	149,566,004	117,941,097	300,259,531	449,825,535
	153,359,165	119,082,258	301,474,635	453,926,696

Stock Option Activity

A summary of option activity for the nine months ended September 30, 2013 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2012	100,672,803	$0.22	7.45
Granted	22,100,000	0.08
Exercised	–	–
Forfeited/canceled	(3,690,545)	0.19
Outstanding, September 30, 2013	119,082,258	$0.19	7.10	$34,991

Vested and expected to vest at September 30, 2013	116,378,746	$0.19	7.05	$34,991

Exercisable, September 30, 2013	98,286,015	$0.21	6.64	$34,991

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes information about stock options outstanding and exercisable at September 30, 2013.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Exercise	Remaining	Number	Exercise	Remaining
Price	of Shares	Price	Life (Years)	of Shares	Price	Life (Years)
$0.05 - 0.058	2,570,000	$0.06	9.03	2,570,000	$0.06	9.03
0.08 - 0.09	32,892,647	0.08	8.42	15,434,121	0.09	7.17
0.10 - 0.157	40,258,102	0.13	6.92	39,587,052	0.13	6.90
0.185 - 0.21	26,267,499	0.19	6.99	24,600,832	0.19	6.93
0.25 - 0.45	11,071,161	0.36	7.06	10,071,161	0.36	6.99
0.85	5,417,849	0.85	0.65	5,417,849	0.85	0.65
$1.35 - 2.48	605,000	$2.02	2.12	605,000	$2.02	2.12
	119,082,258			98,286,015

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the nine months ended September 30, 2013 and 2012 are as follows:

	September 30,	September 30,
	2013	2012
Risk-free interest rate	0.76 - 1.91%	1.04%
Expected life of the options	5.00 - 6.50 years	6.26 years
Expected volatility	160%	160%
Expected dividend yield	0%	0%
Expected forfeitures	13%	13%

The weighted average grant-date fair value for the options granted during the nine months ended September 30, 2013 and 2012 was $0.08 and $0.10, respectively.

Stock-based compensation expense to employees for the three and nine months ended September 30, 2013, was $856,646 and $2,650,530, respectively. Stock-based compensation expense to employees for the three and nine months ended September 30, 2012, was $798,746 and $2,896,236, respectively. The compensation expense related to the unvested options as of September 30, 2013, was $1,516,536, which will be recognized over the weighted average period of 8.05 years.

13. COMMITMENTS AND CONTINGENCIES

Loss Contingency Accrual

The loss contingency accrual is comprised of the following at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
SEC Civil Action	$4,086,619	$3,500,000
Warrant Holder Claim	3,208,500	2,506,500
Debenture Settlement	233,777	170,287
Total	$7,528,896	$6,176,787

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Warrant Holder Claim

The Company received a copy of Gary D. Aronson’s Creditor’s Claim (the “Claim”) in the amount of $27,909,706, dated July 13, 2011, against the Estate of William Caldwell (“Decedent”), who at the time of his death was the Chief Executive Officer and Chairman of the Board of Directors of the Company. The Claim states that Decedent’s liability arises under a cause of action that the Claimant intends to file in Federal court against the Company for violations of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including Section 10(b) of the Exchange Act and the rules promulgated thereunder.

In the Claim, the Claimant alleges that in September 2005, he entered into a Settlement Agreement with the Company pursuant to which he received a warrant to purchase shares of the Company’s Common Stock. In the Claim, the Claimant makes several allegations against the Company including that in reliance on misinformation provided to him by the Decedent he exercised his warrant to purchase the Company’s Common Stock at an inflated price and received fewer shares than he was owed by the Company under the terms of his warrant, that the Company breached the Claimant’s warrant by not timely issuing stock after the warrant was exercised, and that the Company failed to provide proper notice of certain events that allegedly triggered the Claimant’s purported rights to additional shares under the warrant. Claimant previously had brought an action against the Company, in October 2007, with respect to a dispute over the interpretation of the warrant but dismissed that action without prejudice the day before trial was to begin.

On August 23, 2011, Gary Aronson filed suit in federal court in Massachusetts against Advanced Cell Technology, Inc. and Wilmington Trust, N.A., as Special Administrator of the Estate of Decedent William Mackay Caldwell. The suit reasserts allegations made in the Claim. On August 25, 2011, John S. Gorton filed a substantially similar lawsuit. Aronson and Gorton then filed substantially similar First Amended Complaints.

The Company and Decedent moved to dismiss Aronson’s and Gorton’s First Amended Complaints. On July 16, 2012, a United States Magistrate Judge issued a report and recommendation concerning the Company’s and Decedent’s motions to dismiss. The district court adopted the report and recommendation, dismissing all claims, including those asserting material misrepresentations in violation of the Exchange Act, except for one breach-of-contract claim against the Company concerning a warrant allegedly issued to William Woodward in breach of the warrants issued to Aronson and Gorton. Aronson and Gorton filed motions for leave to file Second Amended Complaints on October 23, 2012 and October 25, 2012. The Company did not oppose the motions. The Second Amended Complaints, deemed filed as of November 9 and 12, 2012, reasserted the claim for breach of contract with respect to the Woodward warrant, as well as new breach-of-contract claims against the Company related to a warrant allegedly issued to Deron Colby, an alleged extension of the exercise periods for stock warrants issued to Andwell, LLC and Nancy Burrows, and alleged stock sales in 2008 that are the subject of a matter pending in the United States District Court for the Middle District of Florida, S.E.C. v. Lefkowitz. The Second Amended Complaints asserted no claims against the Decedent. The Company moved to dismiss the second, third, and fourth counts of the Second Amended Complaints on November 30, 2012. A United States Magistrate Judge issued a report and recommendation concerning the motion to dismiss. The district court adopted the report and recommendation, denying the motions to dismiss as to the second and third counts of the Second Amended Complaints, and granting the motion to dismiss the fourth count with leave to amend. On September 25 and 26, 2013, Aronson and Gorton filed their Third Amended Complaints. On October 15, 2013, the Company answered Aronson’s Third Amended Complaint and moved to dismiss Gorton’s Third Amended Complaint for lack of subject-matter jurisdiction.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Pursuant to the employment agreement between the Company and the Decedent, the Company has to indemnify and hold Decedent harmless from costs, expenses or liability arising out of or relating to any acts or decisions made by Decedent in the course of his employment to the same extent that the Company indemnifies and holds harmless other officers and directors of the company in accordance with the Company’s established policies. Our directors and officers are indemnified by our bylaws against amounts actually and necessarily incurred by them in connection with the defense of any action, suit or proceeding in which they are a party by reason of being or having been directors or officers of the Company. Our certificate of incorporation provides that none of our directors or officers shall be personally liable for damages for breach of any fiduciary duty as a director or officer involving any act or omission of any such director or officer. Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to such directors, officers and controlling persons pursuant to the foregoing

The Company determined that an accrual was necessary at September 30, 2013, which is included in the “loss contingency accrual” amount on the consolidated balance sheets.

Debenture Settlement

The Company continues to negotiate with the remaining holders of convertible promissory notes and warrants that were issued between 2005 and 2010. The Company anticipates that the number of common shares to be issued will be approximately 3.3 million, based on the settlements that have already been finalized as of September 30, 2013. The Company determined that an accrual of approximately $234,000 was appropriate at September 30, 2013, which is included in the “loss contingency accrual” amount on the consolidated balance sheets.

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

14. SUBSEQUENT EVENTS

On October 22, 2013, the Company held its annual meeting of the stockholders. During the meeting, the stockholders approved an Certificate of Amendment to the Certificate of Incorporation, which provides for an increase in the authorized number of shares of the Company’s common stock, par value $0.001 per share, from 2,750,000 to 3,750,000. The Certificate of Amendment became effective upon its filing with the Secretary of State of the State of Delaware on October 24, 2013.

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

Use of Estimates — These consolidated financial statements have been prepared in accordance with GAAP and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Specifically, the Company’s management has estimated loss contingencies related to outstanding litigation. In addition, Management has estimated variables used to calculate the Black-Scholes option pricing model used to value derivative instruments and the Company estimates the fair value of the embedded conversion option associated with the senior secured convertible debentures using a binomial lattice model as discussed below under “Fair Value Measurements”. Also, management has estimated the expected economic life and value of the our licensed technology, our net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the fixed assets and its accounts receivable allowance. Actual results could differ from those estimates.

Deferred Issuance Cost—Payments, either in cash or share-based payments, made in connection with the sale of debentures are recorded as deferred debt issuance costs and amortized using the effective interest method over the lives of the related debentures.

Fair Value Measurements—On January 1, 2008, we adopted FASB ASC 820-10, “Fair Value Measurements and Disclosures.” FASB ASC 820-10 defines fair value, and establishes a three-level valuation hierarchy for disclosures of fair value measurement that enhances disclosure requirements for fair value measures. The carrying amounts reported in the consolidated balance sheets for receivables and current liabilities each qualify as financial instruments and are a reasonable estimate of their fair values because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels of valuation hierarchy are defined as follows:

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

Comparison of Three Months Ended September 30, 2013 and 2012

	Three Months Ended
	September 30,
	2013	2012	$ Change	% Change
Revenue	$39,468	$68,184	$(28,716)	-42.1%
Cost of revenue	15,609	15,609	–	0.0%
Gross profit	23,859	52,575	(28,716)	-54.6%
Research and development expenses	2,898,253	2,363,098	535,155	22.6%
General and administrative expenses	3,211,866	2,695,020	516,846	19.2%
Non-operating income (expense)	381,138	(3,502,708)	3,883,846	-110.9%
Net loss	$(5,705,122)	$(8,508,251)	$2,803,129	-32.9%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted. Revenue was $39,468 for the three months ended September 30, 2013, which was a decrease of $28,716 or 42.1% compared to the three months ended September 30, 2012. The decrease is due to license agreements that expired in 2013. Deferred revenue of $1,947,042 as of September 30, 2013, will be amortized and recorded to revenue over approximately 13 years.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of payroll and payroll related expenses for our scientific staff, services attained in connection with our ongoing clinical trials and pre-clinical programs, our R&D and GMP facilities, and research supplies and materials. R&D expenditures increased from $2,363,098 for the three months ended September 30, 2012 to $2,898,253 for the three months ended September 30, 2013, for an increase of $535,155 or 22.6%. The increase in R&D expenditures was primarily due to an increase in payroll and related expense of approximately $179,000, consistent with our expansion of our R&D staff. Other items that contributed to the increase in overall R&D spending in the three months ended September 30, 2013, include an increase of approximately $130,000 in spending on our pre-clinical programs, an increase in our clinical trial expenses of approximately $91,000, as we continue to screen, enroll and treat patients in our age-related macular degeneration (“AMD”) trial and our Stargardt’s macular degeneration trials. We also realized an increase of $81,000 in our occupancy costs due to the additional lab and manufacturing space rented in our Marlborough facility.

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

We expect that R&D expenses to increase modestly from quarter to quarter for the foreseeable future. The rate of increase for any given quarter will be impacted by the timing of enrollment, and treatment of clinical trial patients along with interim results of our many pre-clinical programs. The amount and timing of these fluctuations can be difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, initiation of new clinical trials and rate of progression of existing clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of current and future trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

General and Administrative Expenses

General and administrative (“G & A”) expenses for the three months ended September 30, 2013 was $3,211,866, as compared to the three months ended September 30, 2012, $2,695,020, an increase of $516,846 or 19.2%. The increase for the three months ended September 30, 2013 is primarily due to an increase in legal fees of approximately $253,000. The significant increase in legal expenses is due primarily to our efforts to resolve outstanding non-routine legal issues. We expect that these issues (e.g. SEC Civil Action and others) will be substantively resolved in the near future, and therefore we expect to realize a decrease in legal expenses in future quarters. Also contributing to the increase in G&A spending was an increase in personnel costs of approximately $168,000 of which $72,000 was non-cash, stock-based compensation. Aside from the expectations of decreased legal expenses as our non-routine matters are substantively resolved, we expect general and administrative expenses to remain at or near current spending levels for the balance of the year.

Other Income (Expense)

	For the Three Months Ended September 30,
	2013	2012	$ Change	% Change
Interest and other income	$162,548	$3,585	$158,963	4434.1%
Interest expense	(271,021)	(278,493)	7,472	2.7%
Finance gain (loss)	343,002	(2,891,600)	3,234,602	111.9%
Adjustments to fair value of derivatives	146,609	(336,200)	482,809	-143.6%
Total non-operating income (expense)	$381,138	$(3,502,708)	$3,883,846

Included in interest and other income for the three months ended September 30, 2013 is $148,000 of insurance proceeds received as reimbursement of legal expenses related to certain ongoing litigation matters.

The finance gain (loss) line item of the consolidated statement of operations shifted from a loss in the three months ended, September 30, 2012 to a gain for the same period in 2013. During the three months ended September 30, 2013, we recorded a finance gain of $343,002 due to the change in estimates related to settlements compared to a loss of $2,891,600 for the change in estimates during the three months ended September 30, 2012. The gain of $343,002 for the three months ended September 30, 2013 was primarily due to the decrease in the ending share price from $0.0785 at June 30, 2013 to $0.0713 at September 30, 2013 based on an estimated number of shares to be issued at settlement of 48,307,000. The loss of $2,891,600 for the three months ended September 30, 2012 was primarily due to the increase in the ending share price from $0.06 at June 30, 2012 to $0.08 at September 30, 2012 based on an estimated number of shares to be issued at settlement of 148,307,000.

Adjustments to fair value of derivatives changed from a gain of $146,609 during the three months ended September 30, 2013 to a loss of $336,200 during the three months ended September 30, 2012. The gain of $146,609 for the three months ended September 30, 2013 was primarily due to a decrease in our share price from $0.0785 at June 30, 2013 to $0.0713 at September 30, 2013. During the three months ended September 30, 2012, the loss was primarily due to the increase in our stock price from $0.062 at June 30, 2012 to $0.0763 at September 30, 2012.

Comparison of Nine Months Ended September 30, 2013 and 2012

	Nine Months Ended
	September 30,
	2013	2012	$ Change	% Change
Revenue	$185,517	$342,053	$(156,536)	-45.8%
Cost of revenue	66,827	46,827	20,000	42.7%
Gross profit	118,690	295,226	(176,536)	-59.8%
Research and development expenses	8,285,406	6,204,146	2,081,260	33.5%
General and administrative expenses	9,148,133	8,994,088	154,045	1.7%
Non-operating income (expense)	(1,414,660)	(3,277,176)	1,862,516	-56.8%
Net loss	$(18,729,509)	$(18,180,184)	$(549,325)	3.0%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted, and are therefore typically consistent between periods. Revenue was $185,517 for the nine months ended September 30, 2013, which was a decrease of $156,536 or 45.8% compared to the nine months ended September 30, 2012. The decrease is due to license agreements that expired in 2013. Deferred revenue of $1,947,042 as September 30, 2013, will be amortized and recorded to revenue over approximately 13 years.

Research and Development Expenses

Research and development (“R&D”) expenses consist mainly of payroll and payroll related expenses for our scientific staff, services attained in connection with our ongoing clinical trials and pre-clinical programs, our R&D and GMP facilities, and research supplies and materials. R&D expenditures increased from $6,204,146 for the nine months ended September 30, 2012 to $8,285,406 for the nine months ended September 30, 2013, for an increase of $2,081,260 or 33.5%. This increase in R&D expenditures was primarily due to an increase in clinical trial expenses of approximately $707,000, as we continue to screen, enroll and treat patients in our age-related macular degeneration (“AMD”) trial and our Stargardt’s macular degeneration trials. We also realized an increase in spending of approximately $527,000, related to license fees, consulting costs, and collaborations in support of our various pre-clinical programs. Also contributing to our increase in R&D spending was an increase of $435,000 for personnel costs, consistent with our expansion of our R&D staff. We also realized an increase of $184,000 in our occupancy costs, due to the additional lab and manufacturing space rented in our Marlborough facility.

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

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2013 was $9,148,133, as compared to the nine months ended September 30, 2012, $8,994,088, an increase of $154,045 or 1.7%. The increase was primarily due to an increase in legal expenses of approximately $442,000. The significant increase in legal expenses is due primarily to our efforts to resolve outstanding non-routine legal issues. We expect that these issues (e.g. SEC Civil Action and other) will be substantively resolved in the near future, and therefore we expect to realize a decrease in legal expenses in future quarters. This increase in legal expenses was partially offset by reduced spending on investor relations of $206,000, and other administrative items. Aside from the expectations of decreased legal expenses as our non-routine matters are substantively resolved, we expect general and administrative expenses to remain at or near current spending levels for the balance of the year.

Other Income (Expense)

	For the Nine Months Ended September 30,
	2013	2012	$ Change	% Change
Interest and other income	$165,340	$13,170	$152,170	1155.4%
Interest expense	(1,165,438)	(826,109)	(339,329)	-41.1%
Finance gain (loss)	(637,257)	779,481	(1,416,738)	181.8%
Fines	(587,147)	(3,500,000)	2,912,853	83.2%
Gain on extinguishment of debt	438,587	–	438,587	100.0%
Adjustments to fair value of derivatives	371,255	256,282	114,973	44.9%
Total non-operating income (expense)	$(1,414,660)	$(3,277,176)	$1,862,516

Included in interest and other income for the nine months ended September 30, 2013 is $148,000 of insurance proceeds received as reimbursement of legal expenses related to certain ongoing litigation matters.

Interest expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 increased by $339,329 or 41.1%. The increase is due to the interest expense on the senior secured convertible debentures that we issued in December 2012 pursuant to the settlement agreement with the CAMOFI Parties. The expense related to the senior secured convertible debentures that we recorded during the nine months ended September 30, 2013 was $304,000 of interest expense, based on the stated interest rate, plus $374,497 of amortized discount. The increase in interest expense was offset by a decrease in interest expense of approximately $274,000 of interest related to the Series A preferred stock and approximately $64,000 of interest related to the JMJ convertible promissory notes.

The finance gain (loss) line item of the consolidated statement of operations shifted from a gain in the nine months ended, September 30, 2012 to a loss for the same period in 2013. During the nine months ended September 30, 2013, we recorded a finance loss of $637,257 due to the change in estimates related to settlements compared to a gain of $779,481 for the change in estimates during the three months ended September 30, 2012. The loss of $637,257 for the nine months ended September 30, 2013 was primarily due to the increase in the ending share price from $0.0557 at December 31, 2012 to $0.0713 at September 30, 2013 based on an estimated number of shares to be issued at settlement of 48,307,000 in September 2013 compared to 128,664,334 as of December 31, 2012. The gain of $779,481 for the nine months ended September 30, 2012 was primarily due to the decrease in the ending share price from $0.13 at December 31, 2011 to $0.08 at September 30, 2012 based on an estimated number of shares to be issued at settlement of 148,307,181 in September 2012 compared to 523,509,285 as of December 31, 2011.

We recorded a gain on extinguishment of debt of $438,587 during the nine months ended September 30, 2013 which was related to the forgiveness of the JMJ convertible note.

Adjustments to fair value of derivatives changed from a gain of $256,282 during the nine months ended September 30, 2012, to a gain of $371,255 during the nine months ended September 30, 2013. During the nine months ended September 30, 2012, the gain was primarily due to the decrease in the estimated life due to the passage of time. The gain for the nine months ended September 30, 2013 was due to the change in the estimated volatility factors ranging from 50% to 160% depending on the estimated life of the derivative at September 30, 2013 compared to a volatility of 155% which was used for all derivatives at December 31, 2012, offset by an increase in our exercise price from $0.0557 at December 31, 2012 to $.0713 at September 30, 2013.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(17,410,745)	$(11,555,224)
Net cash used in investing activities	(622,986)	(10,269)
Net cash provided by financing activities	16,244,532	6,716,500
Net decrease in cash and cash equivalents	(1,789,199)	(4,848,993)
Cash and cash equivalents at the end of the period	$5,452,653	$8,254,014

Operating Activities

Our net cash used in operating activities during the nine months ended September 30, 2013 and 2012 was $17,410,745 and $11,555,224, respectively. Cash used in operating activities increased during the current period primarily due to an increase in operating expenditures and therefore an increase in net loss. Net loss for the nine months ended, September 30, 2013 was $18,729,509 as compared to $18,180,184 for the nine months ended September 30, 2012. During the nine months ended September 30, 2013, there was approximately $2,536,000 of cash used by changes in operating assets and liabilities. During the nine months ended September 30, 2012 there was approximately $2,887,000 provided by changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2013 and 2012 was $622,986 and $10,269 respectively. Our cash used in investing activities during the nine months ended September 30, 2013 was driven primarily by our facility expansion and build-out. As part of this facility build-out we incurred approximately $317,000 in leasehold improvements and approximately $237,000 in purchases of capital equipment. We expect our cash used in investing activities to increase modestly for the balance of the year as we complete build-out related activities during the fourth quarter of 2013.

Cash Flows from Financing Activities

On September 19, 2012, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the Purchase Agreement, we have the right to sell to Lincoln Park up to $35,000,000 in shares of our common stock. Upon signing the Purchase Agreement, Lincoln Park purchased 10,000,000 shares of our common stock for $800,000 as the initial purchase. In addition, we issued 8,750,000 shares of common stock to Lincoln Park as a commitment fee.

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

Cash flows provided by financing activities during the nine months ended September 30, 2013 and 2012 was $16,244,532 and $6,716,500, respectively. During the nine months ended September 30, 2013, we received $16,844,532 from the issuance of 237,607,759 shares to Lincoln Park as part of the $35,000,000 Purchase Agreement.

During the nine months ended September 30, 2013, we satisfied our quarterly obligation to CAMOFI and CAMZHN with one cash payment of $600,000, and two payments of $600,000 in conversions to common shares at the holders election on the senior secured convertible debentures.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of September 30, 2013, we have approximately $5,452,653 in cash.

•	As of September 30, 2013, $15,214,366 is available to us through the Lincoln Park financing arrangement.

On a long term basis, we have no expectation of generating meaningful revenues from our product candidates for a substantial period of time and must rely on raising funds in capital transactions to finance our research and development programs. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting and enforcing patents, and other costs associated with commercializing our potential products.

We believe that our current cash balance, and the approximately $15,000,000 available to us under the Lincoln Park financing arrangement, will be sufficient to fund our operations into the second half of 2014. This belief is based on the assumption that our stock price does not realize any significant or prolonged decreases. Our ability to fund our operations through the Lincoln Park arrangement is highly dependent on our stock price. A significant decline in our share price could force us to curtail our operations in part, or entirely. We are continually in discussions with potential investors and collaborators to explore alternative sources of dilutive and non-dilutive funding, so that we may either extend our current runway beyond the second half of 2014 or accelerate the rate of investment in our many clinical and pre-clinical programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended September 30, 2013, it would not have had a material effect on our results of operations or cash flows for that period.

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

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are party to litigation matters. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 7, 2013 (the “2012 Form 10-K”) and in Part II, Item 1 of the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “1st Quarter 2013 10-Q”). During the quarter ended September 30, 2013, there were no material developments to the legal proceedings disclosed in the 2012 Form 10-K or the 1st Quarter 2013 10-Q.

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

We have generated modest revenue to date from our operations. Historically we have had net operating losses each year since our inception. As of September 30, 2013, we have an accumulated deficit of $301,022,907 and a stockholders’ deficit of $12,208,008. We incurred net losses of $28,526,261, $72,795,119 and $54,373,332 for the years ended December 31, 2012, 2011 and 2010, respectively and a net loss of $18,729,509 for the nine months ended September 30, 2013. We have limited current potential sources of income from licensing fees and the Company does not generate significant revenue outside of licensing non-core technologies. Additionally, even if we are able to commercialize our technologies or any products or services related to our technologies it is not certain that they will result in revenue or profitability.

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

As of September 30, 2013, we had 37 full-time employees. As we mature and undertake the activities required to further develop and commercialize our therapeutic candidates, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

Even if we obtain regulatory approval in a jurisdiction, the regulatory authority may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. Conditions of approval, such as limiting the category of patients who can use the product, may significantly impact our ability to commercialize the product and may make it difficult or impossible for us to market a product profitably. Changes we may desire to make to an approved product, such as cell culturing changes or revised labeling, may require further regulatory review and approval, which could prevent us from updating or otherwise changing an approved product. In addition, product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with good manufacturing practices, or GMP, and adherence to commitments made to the FDA in the approval process. If we or a regulatory agency discovers previously unknown problems with a product such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions relative to that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 30, 2013, we issued 1,055,177 shares of common stock to various board members as compensation for services and 1,000,000 shares of common stock to Gary Rabin pursuant to his employment agreement. Such shares were issued in reliance upon the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 5. OTHER INFORMATION

On November 8, 2013, the Company entered into an employment agreement renewal with Robert Lanza, or the Renewal, effective October 1, 2013, which renewed Dr. Lanza’s Amended and Restated Employment Agreement dated July 1, 2011, or the Original Agreement, through December 31, 2013 (subject to earlier termination as provided in the Original Agreement). Under the terms of the Renewal, Dr. Lanza was granted the following compensation in addition to the compensation due to him under the Original Agreement:

—	The Company agreed to issue to Dr. Lanza, upon execution of the Renewal, (i) 1,285,714 shares of common stock, and (ii) an option to purchase 1,285,714 shares of common stock with an exercise price equal to fair market value on the date of grant. The options will vest, and the shares will no longer be subject to the Company’s right to repurchase, in three equal installments. The first installment vests on the date of execution of the Renewal, the second installment vests on November 30, 2013, and the third installment vests on December 31, 2013, provided Dr. Lanza remains employed by the Company on each vesting date.

—	Dr. Lanza is eligible to receive, in the Company’s sole discretion, a bonus of up to 40% of his annual salary, payable within 75 days of the end of the Company’s fiscal year.

No provisions of the Original Agreement were changed.

The above summaries of the Renewal and the Original Agreement do not purport to be complete and are subject to and qualified in their entirety by reference to the respective texts of the Original Agreement and the Renewal. The Original Agreement is included as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the Commission on August 17, 2011 and is incorporated by reference herein. The Renewal is included as an exhibit to this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS

Exhibit Description

Certificate of Amendment to Certificate of Incorporation of Advanced Cell Technology, Inc. as filed on October 24, 2013 with the Delaware Secretary of State (previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2013).

10.1+	Employment Agreement Renewal for Robert Lanza*

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document**
101.SCH	XBRL Schema Document**
101.CAL	XBRL Calculation Linkbase Document**
101.DEF	XBRL Definition Linkbase Document**
101.LAB	XBRL Label Linkbase Document**
101.PRE	XBRL Presentation Linkbase Document**

______________

*	Filed herewith.
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are not deemed filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act or Section 18 of the Securities Exchange Act and otherwise not subject to liability.

+	Management Contract or Compensation Plan or Arrangement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

Dated: November 12, 2013	By:	/s/ Gary Rabin
Gary Rabin
Chief Executive Officer (Principal Executive Officer)

Dated: November 12, 2013	By:	/s/ Edward Myles
Edward Myles
Chief Financial Officer & Executive Vice President of Corporate Development (Principal Financial Officer)

