Form 10-K/A
period 2013-12-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2014-04-29
CIK 1140098

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Advanced Cell Technology, Inc.’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “Commission”) on April 1, 2014, is to include the information required by Part III (Items 10, 11, 12, 13 and 14). Except as discussed above, the Form 10-K has not been otherwise modified by this Amendment No. 1.

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

Name	Age	Position
Edward Myles	42	Interim President, Chief Financial Officer and Executive Vice President of Corporate Development
Robert P. Lanza M.D.	58	Chief Scientific Officer
Eddy Anglade	52	Executive Vice President of Clinical Development
Michael Heffernan	49	Chairman of the Board of Directors
Alan C. Shapiro, Ph.D.	68	Member of the Board of Directors
Robert Langer, Sc.D.	65	Member of the Board of Directors
Zohar Loshitzer	56	Member of the Board of Directors
Gregory D. Perry	53	Member of the Board of Directors

Edward Myles joined ACT in June 2013, as the Company’s Chief Financial Officer and Executive Vice President of Corporate Development. Effective January 21, 2014, the Board appointed Mr. Myles to the additional role of Interim President. From November 2008 to June 2013 Mr. Myles was with PrimeraDx, a privately-held molecular diagnostics company, where he served as Chief Financial Officer and Vice President of Operations. At PrimeraDx, Mr. Myles helped to lead the company from the proof-of-concept stage to become a fully integrated commercial organization. Prior to joining PrimeraDx, Mr. Myles was the Chief Financial Officer and Senior Vice President of Finance at Pressure BioSciences, a Nasdaq-listed, life-science tools company. Earlier in his career, Mr. Myles held financial positions of increasing responsibility with EMD Pharmaceuticals (a subsidiary of Merck KGaA), SG Cowen Securities Corporation, Boston Biomedica and PriceWaterhouseCoopers. Mr. Myles received a master’s degree in business administration from Washington University in St. Louis and a bachelor’s degree in business administration from the University of Hartford. Mr. Myles became a CPA in 1996.

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

Eddy Anglade joined ACT in January 2014, as the company’s Executive Vice President of Clinical Development. Dr. Anglade co-founded Lux Pharmaceuticals in 2006, serving as its Chief Medical Officer, where he guided the development of orphan designated and fast-track products as well as early phase development of a novel therapeutic agent for dry eye disease until July 2013. Previously he was Vice President of Clinical Development at Enzon Pharmaceuticals, where he oversaw all clinical development activities and was a member of the research and development leadership team, and designed the industry's first multi-center, randomized, placebo-controlled and blinded study of an agent for the prevention of rejection in lung transplantation. He has also served as a medical director for Hoffman-La Roche Inc. where he developed and implemented clinical strategies for their CellCept® and Cytovene® drugs and served as the medical monitor for Zenapax® in cardiac transplantation. Dr. Anglade holds an M.D. from Yale University. He completed his residency in ophthalmology at Massachusetts Eye and Ear Infirmary/Harvard Medical School, and received additional training in ocular immunology at the National Eye Institute/National Institutes of Health.

Michael Heffernan has served as a director since April 2012 and became Chairman of the Board of Directors effective October 2013. He has 26 years of experience in the pharmaceutical and related healthcare industries. He is currently Co-Founder, President, CEO of Collegium Pharmaceutical. Collegium is specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of chronic pain. He was also previously the founder, President and CEO of Onset Therapeutics, a dermatology focused company that develops and commercializes products for the treatment of skin related illnesses and was responsible for the spin-off of this business to create PreCision Dermatology. Michael held prior positions as Co-Founder, President and CEO of Clinical Studies Ltd., a pharmaceutical contract research organization that he successfully sold. He also served as President and CEO of PhyMatrix, a public $400 million integrated healthcare services company where he was hired to restructure the company. Michael started his career at Eli Lilly and Company and served in numerous sales and marketing roles. He has also been a member of the Board of Directors, Advisor and Angel Investor in a number of healthcare companies. He is currently a member of the Board of Directors of Cornerstone Therapeutics (NASDAQ:CRTX), a specialty pharmaceutical company and PreCision Dermatology. Michael earned his B.S. Degree in Pharmacy from the University of Connecticut and is a Registered Pharmacist. Mr. Heffernan’s pharmaceutical industry and business management knowledge and experience qualify him to serve as a director of the Company.

Alan C. Shapiro, Ph.D. has served as director since 2005. He adds more than 30 years’ experience in corporate and international financial management to the Company. Dr. Shapiro is currently the Ivadelle and Theodore Johnson Professor of Banking and Finance Emeritus at the Marshall School of Business, University of Southern California, where he previously served as the Chairman of the Department of Finance and Business Economics, Marshall School of Business. Prior to joining the University of Southern California, Dr. Shapiro taught as an Assistant Professor at the University of Pennsylvania, Wharton School of Business, and has been a visiting professor at Yale University, UCLA, the Stockholm School of Economics, University of British Columbia, and the U.S. Naval Academy. Dr. Shapiro has published over 50 articles in such academic and professional journals as the Journal of Finance, Harvard Business Review, and the Journal of Business, among many others. He frequently serves as an expert witness in cases involving valuation, economic damages, international finance, takeovers, and transfer financing through Trident Consulting Group LLC. He received his B.A. in Mathematics from Rice University, and a Ph.D. in Economics from Carnegie Mellon University. Dr. Shapiro is a trustee of Pacific Corporate Group’s Private Equity Fund. Dr. Shapiro’s board experience on multiple public company boards, his recognized expertise as a highly sought after financial advisor and his career as a professor and Chair in the field of Finance and Administration qualifies him as a valued member of our board of directors.

Robert S. Langer, Sc.D. has served as a director since October 2011. Since 2005, he has been an Institute Professor (there are 11 Institute Professors at MIT; being an Institute Professor is the highest honor that can be awarded to a faculty member). Dr. Langer has written approximately 1,230 articles and has over 1030 issued or pending patents. His many awards include the National Medal of Science, National Medal of Technology and Innovation, Charles Stark Draper Prize (considered the engineering Nobel Prize), Albany Medical Center Prize (largest US medical prize), Breakthrough Prize in Life Sciences, Wolf Prize in Chemistry and the Lemelson-MIT prize, for being “one of history’s most prolific inventors in medicine.” Langer is one of the very few individuals ever elected to the Institute of Medicine, the National Academy of Engineering, and the National Academy of Sciences. Dr. Langer previously served on the board of directors of Fibrocell Science, Inc. and currently serves on the Board of Directors of Bind Therapeutics. Dr. Langer’s medical and scientific knowledge and experience qualify him to serve as a director of the Company.

Zohar Loshitzer has served as a director since November 2011. He is currently the CEO of Presbia, Inc. Previously, Mr. Loshitzer served as a principal in Los Angeles-based private equity firm Orchard Capital and as the president, CEO and founder of Universal Telecom Services (UTS), which provides high-quality, competitively priced voice and data telecommunications solutions to emerging markets. Mr. Loshitzer oversaw the company’s operations and its critical relationships with key foreign entities, mainly in the Indochina region. He is one of the founders of J2 Global Communications (NASDAQ: JCOM), and a co-founder and former managing director of Life Alert Emergency Response, Inc. He currently serves as a managing director of Orchard Telecom, Inc., and currently serves as a board member of Environmental Solutions Worldwide Inc. (ESW). ESW is a publicly traded company (OTCBB: ESWW) and manufactures and markets a diverse line of proprietary catalytic emission conversion, control and support products and technologies for the International Transportation, Construction and Utility markets. He has previously served as a board member to MAI Systems Corporation, an AMEX-listed company. Earlier in his career, Mr. Loshitzer worked in the aerospace industry at the R&D lab of Precision Instruments, a division of IAI (Israel Aircraft Industries).Mr. Loshitzer focuses on helping grow companies from startups to global enterprises. Under his leadership, company infrastructures have been dramatically scaled and offerings broadened while maintaining a strong culture of innovation. Mr. Loshitzer holds a degree in Electrical & Electronic Engineering from Ort Syngalowski College in Israel. Mr. Loshitzer’s finance and business management knowledge and experience qualifies him to serve as a director of the Company.

Gregory D. Perry has served as a director since December 2011. He is currently the Chief Financial and Business Officer of Eleven Biotherapeutics Inc. Prior to joining Eleven Biotherapeutics, Mr. Perry served as Interim Chief Financial Officer of InVivo Therapeutics (NVIV) and prior to InVivo, Mr. Perry was Executive Vice President and Chief Financial Officer of Immunogen, Inc. (IMGN) from 2009 to 2013, where he led the company's strategic transition from a platform technology company to a product development company. Prior to Immunogen, Mr. Perry served as Chief Financial Officer (CFO) of Elixir Pharmaceuticals. He served as CFO of Domantis, Ltd. until its acquisition by GlaxoSmithKline in 2006, and as CFO of Transkaryotic Therapies, Inc. (TKT) until its acquisition by Shire plc in 2005. Before joining Transkaryotic Therapies in 2003, Mr. Perry served in financial management positions of increasing responsibility at PerkinElmer, Inc., Honeywell and GE's European medical systems business unit. Mr. Perry holds a Bachelor of Arts degree in Economics and in Political Science from Amherst College. Mr. Perry’s pharmaceutical industry knowledge and experience qualifies him to serve as a director of the Company.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held thirteen meetings in 2013, four in person and nine via telephone. All board members were present at the in person meetings and two directors missed three of the meetings held by telephone.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website. The Audit Committee met four times during 2013. The Compensation Committee met ten times during 2013. The Nominating Committee did not meet during 2013.

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

Mr. Perry, Dr. Shapiro, and Mr. Loshitzer serve on our Audit Committee. On November 4, 2013, Mr. Perry was elected to serve as chair of the Audit Committee; prior to that date in 2013, Dr. Shapiro had served as chair. The Board of Directors has determined that Mr. Perry qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and is independent according to the requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended.

Compensation Committee

The Compensation Committee’s responsibilities include:

•	Reviewing and approving or recommending approval to the board of directors, of the compensation of our executive officers,
•	Overseeing the evaluation of the performance of our senior executives,
•	Reviewing and making recommendations to the Board of Directors regarding incentive compensation and equity-based plans,
•	Administering our stock incentive plans, and
•	Reviewing and making recommendations to the Board of Directors regarding director compensation.

The members of the Compensation Committee are Dr. Shapiro, Mr. Perry, Mr. Loshitzer, and Mr. Heffernan. Dr. Shapiro serves as chair of the Compensation Committee.

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

The members of the Nominating Committee are Dr. Shapiro, Mr. Loshitzer, Mr. Heffernan, Mr. Perry, and Dr. Langer. On November 4, 2013, Mr. Loshitzer was elected to serve as chair of the Nominating Committee.

Director Candidates

The process followed by the Nominating Committee to identify and evaluate director candidates includes requests to board members and others for recommendations, meetings from time to time to evaluate biographical information and background material relating to potential candidates and interviews of selected candidates by members of the Nominating Committee and the Board.

In considering whether to recommend any particular candidate for inclusion in the Board’s slate of recommended director nominees, the Nominating Committee applies certain criteria, including:

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

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, we have traditionally determined that it is in the best interests of the Company and its stockholders to combine these roles. However, as of October 1, 2013, we determined that the roles should be separated and Mr. Heffernan became the Chairman of the Board of Directors and Mr. Rabin became Chief Executive Officer and a member of the Board of Directors. Subsequently, on January 21, 2014, the Board and Mr. Rabin mutually agreed that he would cease serving in his roles as Chief Executive Officer and as a director of the Company, effective immediately. Effective January 21, 2014, the Board appointed Mr. Myles, our Chief Financial Officer and Executive Vice President of Corporate Development, to the additional role of Interim President.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s common stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to us, or written representations from reporting persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2013, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a), other than as disclosed below:

•	The Company was tardy in filing Form 4s with respect to two transactions on behalf of Gregory D. Perry, a director.
•	The Company was tardy in filing Form 4s with respect to two transactions on behalf of Zohar Loshitzer, a director.
•	The Company was tardy in filing Form 4s with respect to two transactions on behalf of Michael Heffernan, a director.
•	The Company was tardy in filing Form 4s with respect to two transactions on behalf of Dr. Alan Shapiro, a director.
•	The Company was tardy in filing Form 4s with respect to two transactions on behalf of Dr. Robert Langer, a director.
•	The Company was tardy in filing a Form 3 on behalf of Edward Myles, Interim President, Chief Financial Officer and Executive VP of Corporate Development.
•	Gary Rabin, a director and Chief Executive Officer, filed a Form 4 late with respect to one transaction executed in January 2013.

Compensation Committee Interlocks and Insider Participation

During 2013, Dr. Shapiro, Mr. Perry, Mr. Loshitzer and Mr. Heffernan served on the Compensation Committee. None of the members of the Compensation Committee has had a relationship with the Company or any subsidiary other than as a director or stockholder. No executive officer of the Company served or serves on the compensation committee or board of any company that employed or employs any member of Company’s Compensation Committee or Board of Directors.

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

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

This section describes the compensation program for the following executive officers, each of which are considered our “Named Executive Officers” for 2013 under applicable SEC rules: Gary Rabin (Chief Executive Officer through January 21, 2014), Robert P. Lanza, M.D. (Chief Scientific Officer) and Edward Myles (Interim President, Chief Financial Officer and Executive Vice President of Corporate Development). In particular, this section focuses on our 2013 compensation program and related compensation decisions.

The Board of Directors has established a Compensation Committee, comprised of independent non-employee directors, which approves all compensation and awards to executive management. The members of the Compensation Committee have extensive executive level experience in other companies and bring a perspective of reasonableness to compensation matters with our Company. In addition, the Compensation Committee compares executive compensation practices of similar companies at similar stages of development.

The objectives of our compensation program are as follows:

•	attract and retain individuals with superior ability and managerial experience;
•	align executive officers' incentives with our corporate strategies, business objectives and the long-term interests of our stockholders; and
•	increase the incentive to achieve key strategic performance measures by linking incentive award opportunities to the achievement of performance objectives and by providing a portion of total compensation for executive officers in the form of ownership in the company.

Executive compensation is paid or granted pursuant to each Named Executive Officer’s compensation agreement. Compensation adjustments are made occasionally based on changes in a Named Executive Officer’s level of responsibility or on changed local and specific executive employment market conditions. Based on these factors, the Compensation Committee approved the execution of employment agreements with the Company’s two remaining executive officers.

Compensation Consultant

In July 2013, the Compensation Committee retained Radford (an Aon Hewitt company), as an independent compensation consultant to provide executive compensation advice. Radford reports directly to the Compensation Committee.

Radford was hired to perform the following services:

-	Assist in developing a peer group to be used to assess executive compensation;
-	Assess the executive compensation program and develop recommendations covering salary, incentives and equity compensation;
-	Review peer group short-term incentive design practices and assist in developing structure of short-term incentive program for the Compensation Committee.

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

Based on its analysis of peer group compensation and practices, Radford recommended, and the Compensation Committee approved, that 2013 base salaries of Mr. Rabin and Dr. Lanza increase by 5% from 2012, which represented the required increase per their respective employment agreements, which were in place at that time.

Radford does not provide any executive compensation consulting services other than those requested by the Compensation Committee and which are related to Radford‘s engagement by the Compensation Committee. Radford does not perform any services directly for management or any other services for the Company and receives no compensation from the Company other than for its work in advising the Compensation Committee.

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

Peer Group

In August 2013, Radford recommended (and the Compensation Committee approved) using the following publicly-traded, U.S.-based companies in the stem cell/biotechnology sector for purposes of assessing the compensation of the Named Executive Officers. The following companies were selected primarily because they generally had fewer than 100 employees and because their market capitalization was less than $300 million. Additionally, with respect to assessing the compensation for the Chief Scientific Officer, Radford supplemented the below peer group information with data from Radford’s 2013 Global Life Sciences Survey utilizing publicly traded  pre-commercial biotechnology companies with under 100 employees.

•	Aastrom Biosciences	•	GTx
•	Amicus Therapeutics	•	International Stem Cell
•	A.P. Pharma	•	Newlink Genetics
•	Athersys	•	OncoGenex Pharmaceuticals
•	BiotimeMarket	•	Osiris Therapeutics
•	Celldex Therapeutics	•	Repligen
•	Celsion	•	StemCells
•	Geron	•	Sunesis Pharmaceuticals

Executive Compensation Components

Our executive compensation consists of base salary, cash incentive bonuses, equity incentive compensation and broad-based benefits programs. Each of the elements of executive compensation is discussed in more detail below. We have not adopted any formal guidelines for allocating total compensation between long-term and short-term compensation, cash compensation and non-cash compensation, or among different forms of non-cash compensation. The compensation committee considers a number of factors in setting compensation for its executive officers, including Company performance, as well as the executive's performance, experience, responsibilities and the compensation of executive officers in similar positions at comparable companies.

Base Salary

Base salary represents the fixed portion of an executive officer's compensation and is intended to provide compensation for day-to-day performance. The compensation committee believes that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. Base salaries for our named executive officers are intended to be competitive with those received by other individuals in similar positions at the companies with which we compete for talent. Base salaries are originally established at the time the executive is hired based on individual experience, skills and expected contributions, our compensation committee's understanding of what executives in similar positions at other peer companies were being paid at such time and are also the result of negotiations with certain executives during the hiring process. The base salaries of our named executive officers are reviewed annually and may be adjusted to reflect market conditions and our executives' performance during the prior year as well as the financial position of the company, or if there is a change in the scope of the officer's responsibilities. We believe that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. We also believe that attractive base salaries can motivate and reward executives for their overall performance.

As of December 31, 2013, the base salaries for our named executive officers were as follows:

Named Executive Officer	Base Salary
Gary Rabin	$551,250
Robert Lanza, M.D.	$485,100
Edward Myles	$330,000

2013 Cash Bonus Incentive

After considering Radford’s report and recommendations, and based on discussions with both Radford and Mr. Rabin, the Compensation Committee established a 2013 cash bonus incentive arrangement for the Named Executive Officers.  The target bonus opportunity was 60% of annual base salary for Mr. Rabin, 40% of annual base salary for Dr. Lanza and 35% of annual base salary for Mr. Myles.   The actual amount of any bonus that was earned could be more or less than the target amount based on the Compensation Committee’s determination as to the degree of achievement of the specified performance goals.

The 2013 bonus arrangement utilized a performance matrix for the Named Executive Officers. The performance matrix included a number of detailed objectives which were categorized across all components of the Company. The major initiatives which make up the performance matrix are listed below:

•	Upgrading the Company’s management team and facilities, including completing key hires (CFO and EVP Clinical)
•	Advancing research and development activities in key development programs, such as Retinal Pigment Epithelium (RPE) programs, platelets and Mesenchymal Stem Cell Programs.
•	Advance RPE commercial formulation and process, complete cGMP process for platelets and MSC’s
•	Complete phase 1 and modified clinical protocols and other major clinical development milestones
•	Intellectual property position improvements, including establishing positions in new clinical, and pre-clinical programs
•	Secure non-dilutive funding and identify key partnership opportunities
•	General corporate development, including the resolution of outstanding legal issues, examination of potential listing on a national securities exchange and improvement of the internal accounting and budgeting function

The progress against each of these major initiatives was evaluated and graded by the Compensation Committee in early 2014. This evaluation process included discussions with Management.

The Compensation Committee believed that the above objectives were appropriate uses of company resources in that, at the time of their development, it was believed that achievement of these objectives were viewed to be value creating for the company. Furthermore, the Compensation Committee believes the objectives were sufficiently challenging and difficult to achieve, so as to drive management to optimize its efforts to achieve these objectives.

In February 2014, the Compensation Committee unanimously concluded that on an overall basis the target corporate performance objectives were achieved to a level of 52.1% and that Dr. Lanza and Mr. Myles would therefore each receive a cash bonus in an amount equal to 52.1% of their respective target bonus amounts for fiscal 2013. The Compensation Committee further determined that based on individual qualitative performance criteria, Mr. Myles’ bonus would be increased to 100% of his target bonus for fiscal 2013.

Equity Incentive Compensation

Equity incentive grants to our named executive officers are made at the discretion of the compensation committee under the terms of our Stock Option Plans. The compensation committee believes that equity incentives subject to vesting over time or upon achievement of performance objectives, can be an effective vehicle for the long-term element of compensation, as these awards align individual and team performance with the achievement of our strategic and financial goals over time, and with stockholders' interests. The Compensation Committee approves all option grants.

In 2013, the compensation committee made stock option grants to Dr. Lanza and Mr. Myles subject to time-based vesting, which are described in the Grants of Plan-Based Awards table below. Stock options, which have exercise prices equal to at least fair market value of our common stock on the date of grant, reward executive officers only if the stock price increases from the date of grant.

Employee Benefits

In addition to the primary elements of compensation described above, the named executive officers also participate in broad-based employee benefits programs available to all of our employees, including health insurance, life and disability insurance, dental insurance and our 401(k) plan.

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

Alan C. Shapiro

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

Risk Management Considerations

In response to the ongoing global economic recession, in 2013 the compensation committee considered the incentives under our executive compensation program and whether they introduced or encouraged excessive risk taking or other behaviors by our executives that could have a negative impact on our business. The compensation committee determined that our executive compensation program provides an appropriate balance of incentives and that it does not encourage our executives to take excessive risks or otherwise create risks that are reasonably likely to have a material adverse effect on us.

Summary Compensation Table

The following table summarizes the compensation paid to our Named Executive Officers for the fiscal year ending December 31, 2013, 2012, and 2011.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Gary Rabin (2)	2013	551,250	–	–	–	-	–	551,250
Chief Executive	2012	525,000	–	–	–	315,000	–	840,000
Officer and Member of the Board of Directors	2011	490,000	649,359	2,550,000	3,457,543	–	–	7,146,902

Robert P. Lanza, M.D.,	2013	485,100	101,095	79,714	69,860	-	–	735,769
Chief Scientific	2012	462,000	–	–		138,600	–	600,600
Officer	2011	407,500	255,000	1,703,931	2,502,971	–	–	4,869,402

Edward Myles (3)	2013	175,154	135,500	–	1,046,834	-	–	1,357,488
Interim President, Chief Financial Officer and Executive Vice President of Corporate Development

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all shares and stock options granted to the Named Executive Officers during fiscal 2013. Please see the assumptions relating to the valuation of our stock and stock option awards which are contained in Note 15 to the audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.
(2)	On January 21, 2014, the Board and Mr. Rabin mutually agreed that he would cease serving in his roles as Chief Executive Officer and as a director of the Company, effective immediately. In addition to serving as Chief Executive Officer during fiscal year 2013, Mr. Rabin served as Principal Financial Officer through May 2013 and as Chairman of our Board of Directors through September 2013.
(3)	Mr. Myles joined the Company on June 12, 2013; his 2013 annual base salary is $330,000. The bonus amount for Mr. Myles includes a sign-on bonus of $20,000, which was paid within 10 days of his execution of his employment agreement.

Employment Agreements

Employment Agreement with Gary Rabin

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Gary H. Rabin (the “Rabin Agreement”). Pursuant to the Rabin Agreement, the parties agreed as follows:

•	Mr. Rabin would serve as the Company’s chief executive officer and chief financial officer for a term commencing on July 1, 2011 until December 31, 2013 (subject to earlier termination as provided therein).
•	The Company would pay Mr. Rabin a base salary of $500,000 per year, through December 31, 2011, which amount shall increase at the end of each full year of the Rabin Agreement, by an amount determined by the board, but by not less than 5% per year.
•	The Company agreed to pay Mr. Rabin a retention bonus of $41,667 within 10 days of execution of the Rabin Agreement. The retention bonus was paid on August 5, 2011.
•	The Company would pay Mr. Rabin a performance bonus in amount (not less than $100,000 per year) to be determined by the Compensation Committee of the Board of Directors.
•	The Company agreed to issue to Mr. Rabin, upon execution of the Rabin Agreement, (i) 10,000,000 shares of restricted common stock, (ii) an option to purchase 10,000,000 shares of common stock with an exercise price equal to fair market value on the date of grant, (iii) an option to purchase 5,000,000 shares of common stock with an exercise price of $0.30, and (iv) an option to purchase 5,000,000 shares of common stock with an exercise price of $0.45. The options will vest, and the shares will no longer be subject to the Company’s right to repurchase for aggregate consideration of $1.00, in equal installments on the last day of each calendar quarter commencing on July 1, 2011 and ending on December 31, 2013.

If Mr. Rabin’s employment under the Rabin Agreement were to be terminated by the Company without cause (as defined therein), or if Mr. Rabin resigns for good reason (as defined therein), the Company would pay Mr. Rabin (in addition to unpaid base salary, performance bonus and incentive bonus to the date of termination), a lump sum equal to the aggregate installments of base salary in effect on the date of termination and otherwise payable in respect of the period commencing on the date immediately subsequent to the date of termination and ending on the earlier to occur of the first anniversary of such date and December 31, 2013; provided, that, Mr. Rabin execute a standard general release within 60 days of termination.

On January 21, 2014, the Board and Mr. Rabin mutually agreed that he would cease serving in his roles as Chief Executive Officer and as a director of the Company, effective immediately.

Employment Agreement with Robert Lanza and Related Renewal

Effective July 1, 2011, the Company entered into an amended and restated employment agreement with Robert Lanza (the “Lanza Agreement”). The term of the employment agreement ran through September 31, 2013, at which time the term could be extended or renewed by mutual agreement of the parties in a writing signed by the Company and Dr. Lanza.

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

Change in Control under the Lanza Agreement has the same meaning as a Change in Control under the 2005 Stock Incentive Plan, as may be amended, which is defined as (1) a sale of all or substantially all of the Company’s assets, or (2) any merger, consolidation or other business combination transaction of the Company with or into another corporation, entity or person, other than a transaction in which the holders of at least a majority of the shares of voting capital stock of the Company outstanding immediately prior to such transaction continue to hold (either by such shares remaining outstanding or by their being converted into shares of voting capital stock of the surviving entity) a majority of the total voting power represented by the shares of voting capital stock of the Company (or the surviving entity) outstanding immediately after such transaction, or (3) the direct or indirect acquisition (including by way of a tender or exchange offer) by any person, or persons acting as a group, of beneficial ownership or a right to acquire beneficial ownership of shares representing a majority of the voting power of the then outstanding shares of capital stock of the Company.

On November 8, 2013, with an effective date of October 1, 2013, the parties mutually agreed to renew the term of the employment agreement until December 31, 2013 with the following supplemental terms:

Pursuant to Section 4.4 of the Lanza Agreement, Dr. Lanza may receive additional future grants of options to acquire stock during the term if determined by the Chief Executive Officer and approved by the Board, each in their respective sole and absolute discretion. In accordance with this provision, the Company shall grant to Dr. Lanza:

(a) 1,285,714 shares of restricted common stock of Company under the Company's 2005 Stock Incentive Plan, subject to the terms and conditions of the Company’s standard award documentation. Such shares will be subject to vesting in three equal installments. The first installment shall vest on the Renewal Date, the second installment shall vest on November 30, 2013 and the third installment shall vest on December 31, 2013, provided that Dr. Lanza remains employed by the Company on each vesting date. In the event that any of such shares fail to vest, upon the termination of Dr. Lanza’s employment the unvested shares will be forfeited to the Company without payment of any consideration for same to Dr. Lanza; and

(b) Options to purchase 1,285,714 shares of common stock of the Company with an exercise price equal to the per-share price of the Company’s common stock as of the close of trading on the Renewal Date, subject to the terms and conditions of Company’s standard award documentation. Such options will be subject to vesting in three equal installments. The first installment shall vest on the Renewal Date, the second installment shall vest on November 30, 2013 and the third installment shall vest on December 31, 2013, provided that Dr. Lanza remains employed by Company on each vesting date.

Pursuant to Section 4.2 of the Lanza Agreement, the Company may, in its sole discretion, award bonuses during the term based upon the Dr. Lanza’s performance as determined unilaterally by the Company. Any such bonuses will be paid by Company no later than 75 days after the end of Company’s fiscal year with respect to which such bonus was determined. For fiscal year 2013, the Company targeted the bonus of up to 40% of Dr. Lanza annual salary rate.

Employment Agreement with Edward Myles

Effective May 20, 2013, the Company entered into an executive employment agreement with Edward Myles. Pursuant to the Myles Agreement, the parties agreed as follows:

•	Mr. Myles will serve as the Company’s chief financial officer and executive vice president of corporate development for a term commencing on June 12, 2013 and ending on December 31, 2015 (subject to earlier termination as provided therein, and extension by mutual written agreement).
•	The Company will pay Mr. Myles a base salary of $330,000 per year, which amount shall increase at the end of each year of the Myles Agreement, by an amount determined by the board, but by not less than 3% per year. The Company also paid a $20,000 signing bonus and will pay annual bonuses at Company’s sole discretion, with an annual target bonus set at 35% of base salary.
•	The Company agreed to issue to Mr. Myles, upon execution of the Myles Agreement, (i) an option to purchase 14,000,000 shares of common stock with an exercise price equal to the closing price per share of common stock on the grant date as determined pursuant to the Stock Option Plan. Vesting of the stock options shall occur as follows: 4,666,667 of the shares vest on December 31, 2013, and 2,333,333 vest on each of June 30, 2014, December 31, 2014 and June 30, 2015 and 2,333,334 shall vest on December 31, 2015.
•	If Mr. Myles employment under the Myles Agreement were to be terminated by the Company without Cause (as defined in the Myles Agreement), or if Mr. Myles resigns for Good Reason (as defined in the Myles Agreement the Company will pay Mr. Myles severance equal to one year base salary and a lump-sum payment equal to 35% of the base salary in effect on the date of termination.

Cause is defined in the Myles Agreement as the following:

(i)         material act or acts of fraud or dishonesty undertaken by Mr. Myles during the course of his employment;

(ii)        misconduct by Mr. Myles that is willful or deliberate on Mr. Myles part and that, in either event, is materially injurious to Company, monetarily or otherwise;

(iii)       the indictment, formal charge, conviction of Mr. Myles of, or Mr. Myles entering of a plea of nolo contendere to, a misdemeanor involving fraud, theft, dishonesty or moral turpitude or a felony, or Executive’s debarment by the U.S. Food and Drug Administration from working in or providing services to any pharmaceutical or biotechnology company;

(iv)       a material breach of any terms and conditions of this Agreement by Mr. Myles and such breach has not been cured by Mr. Myles within thirty (30) days after written notice thereof to Mr. Myles from Company;

(v)        Mr. Myles material failure to perform his duties or follow the lawful directions of the Board and such failure has not been cured by Mr. Myles within thirty (30) days after written notice thereof to Mr. Myles from Company; or

(vi)       a material breach of any of the Company’s written policies that have been provided to Mr. Myles and such breach has not been cured by Mr. Myles within thirty (30) days after written notice thereof to Mr. Myles from Company.

In the event of termination for Cause, without limiting any of the Company’s rights or remedies in law and/or equity, Mr. Myles will only be entitled to receive within sixty (60) days after the date of the termination of Mr. Myles employment, the amount of the Accrued Obligations. Mr. Myles will not be entitled to any other salary, benefits, bonuses or other compensation after such date.

Good Reason is defined in the Myles Agreement as the following:

(i)	Any material diminution in Mr. Myles’ Base Salary (unless such diminution is consistent with the same percentage level of Base Salary reduction applicable to other senior executives);
(ii)	A material diminution in Mr. Myles authority, duties, or responsibilities;
(iii)	A material change in the geographic location at which Mr. Myles must perform his services to the Company (i.e., such geographic location is beyond a fifty (50) mile radius from the geographic location at which Mr. Myles performs his services to the Company as of the Commencement Date);
(iv)	A material breach by the Company of this Agreement; or
(v)	in the event of a Change in Control, in addition to clauses (i) – (iv) above:
a.     A material diminution in Mr. Myles authority, duties, or responsibilities; or
b. A material change to the reporting structure set forth in the agreement.

Mr. Myles shall provide Company written notice of any claimed event of Good Reason within thirty (30) days of the date such Good Reason event set forth above first occurred without Mr. Myles consent. Mr. Myles termination for Good Reason will only be effective if Company does not cure or attempt to cure such claimed event of Good Reason within thirty (30) days of receipt of written notice from Mr. Myles (such notice shall describe in detail the basis and underlying facts supporting Mr. Myles belief that a Good Reason event has occurred). Company shall notify Mr. Myles in writing of the timely cure of any claimed event of Good Reason and the manner in which such cure was effected, and upon receipt of written notice from Mr. Myles of his concurrence that a cure has been effectuated, any notice delivered by Mr. Myles based on such claimed Good Reason shall be deemed withdrawn and shall not be effective to terminate this Agreement.

Change in Control has the same definition under the Myles Agreement as it has under the Lanza Agreement.

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

The maximum aggregate number of common shares under the 2005 Stock Incentive Plan that may be awarded is 9,000,000, plus an annual increase on the first day of each of the Company's fiscal years beginning in 2006 equal to 5% of the common shares outstanding on the last day of the immediately preceding fiscal year. The shares may be authorized, but unissued, or reacquired Common Stock. If an award should expire or become unexerciseable for any reason without having been exercised in full, or is surrendered pursuant to an option exchange program, the unpurchased shares that were subject thereto shall, unless the 2005 Stock Incentive Plan shall have been terminated, become available for future grant under the 2005 Stock Incentive Plan. In addition, any shares which are retained by the Company upon exercise of an award in order to satisfy the exercise or purchase price for such award or any withholding taxes due with respect to such exercise or purchase shall be treated as not issued and shall continue to be available under the 2005 Stock Incentive Plan. Shares issued under the 2005 Stock Incentive Plan and later repurchased by the Company pursuant to any repurchase right which the Company may have shall be available for future grant under the 2005 Stock Incentive Plan. The maximum number of shares that may be subject to stock options and stock purchase rights granted to any one employee under the 2005 Stock Incentive Plan for any fiscal year of the Company shall be 1,500,000. As of December 31, 2013, 299,777,464 shares remained available for issuance under the 2005 Stock Incentive Plan and there were 117,137,450 shares subject to outstanding stock options and unvested shares granted under the 2005 Stock Incentive Plan.

Grants of Plan-Based Awards

									All other
								All other	option		Grant
								stock	awards:		date fair
		Estimated future payouts			Estimated future			awards	Number	Exercise	value of
		under non-			payouts under			Number	of	or base	stock and
		equity			equity			of shares	securities	price of	option
	Date	incentive plan awards			incentive plan awards			of stock	underlying	option	Grant
Name and	of	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	options	awards	awards
Principal Position	Grant	($)	($)	($)	($)	($)	($)			($/Sh)	($)(4)

Gary Rabin(1)(2)(3)		100,000(2)	330,750	413,438
Chief Executive Officer and Member of Board of Directors
		–	–	1,000,000(3)

Robert P. Lanza, M.D.(1)		72,765	194,040	–
Chief Scientific Officer

Stock Option Award	11/8/2013								1,285,714	0.0620	69,860
Restricted Stock Award	11/8/2013							1,285,714			79,714
		57,750	115,500	–
Edward Myles(1)
Interim President, Chief Financial Officer and Executive Vice President of Corporate Development

Stock Option Award	6/27/2013								14,000,000	0.0778	1,046,834

(1)	Each Named Executive Officer was eligible to earn a fiscal 2013 performance-based bonus pursuant to his employment agreement as discussed above under “Employment Agreements.” The 2013 bonus program is described above under “2013 Cash Bonus Incentive” and the amounts paid are also shown above in the Summary Compensation Table. The targets were based on a percentage of annual base salary and this was 60% for Mr. Rabin, 40% of salary for Dr. Lanza and 35% for Mr. Myles. The actual bonus could be more or less than the target based on a threshold achievement level of at least 50%. For Mr. Rabin the maximum bonus could not exceed 125% of the target.
(2)	In accordance with Mr. Rabin’s employment agreement, he is normally entitled to no less than $100,000 per year for any performance-based bonus, however he did not renew his agreement which expired December 31, 2013 and left the Company in January 2014.
(3)	Pursuant to Mr. Rabin’s employment agreement, Mr. Rabin was also eligible to earn a fiscal 2013 incentive-based bonus based on the trading price of the Company’s common stock as discussed above under “Employment Agreements.” The maximum amount Mr. Rabin was eligible to receive was $1,000,000.
(4)	Represents the total grant date for value, as determined under FASB ASC 718, Stock Compensation. Please see the assumptions relating to the valuation of our stock and stock option awards, which are contained in Note 15 to the audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

Outstanding Equity Awards at December 31, 2013

The following table shows the number of shares of common stock covered by stock options and also unvested stock held by the Named Executive Officers as of December 31, 2013.

	Number of Securities Underlying Unexercised Options Exercisable		Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
Name				($)	($)		$

Gary Rabin	5,000,000	(1)		0.140	12/29/2020
Chief Executive	10,000,000	(2)		0.185	7/1/2021
Officer and Member of	5,000,000	(2)		0.30	7/1/2021
Board of Directors	5,000,000	(2)		0.45	7/1/2021

Robert P. Lanza, M.D.,	500,000	(3)		0.85	1/31/2015
Chief	250,000	(4)		2.20	9/15/2015
Scientific	4,000,000	(5)		0.21	2/7/2018
Officer	5,350,000	(6)		0.098	11/13/2019
	1,783,333	(7)		0.195	1/10/2021
	15,000,000	(8)		0.157	8/8/2021
	1,285,714	(9)		0.062	11/7/2023

Edward Myles	4,666,667	(10)	9,333,333	0.0778	6/26/2023	9,333,333	0
Interim President,
Chief Financial,
Officer and
Executive Vice
President of
Corporate
Development

(1)	These options held by Mr. Rabin vested in full as of July 1, 2011.
(2)	These options held by Mr. Rabin vested in equal installments on the last day of each calendar quarter commencing on July 1, 2011 and ending December 31, 2013.
(3)	These options held by Dr. Lanza vested in full as of January 31, 2009.
(4)	These options held by Dr. Lanza vested in full as of December 31, 2006.
(5)	These options held by Dr. Lanza vested in full as of February 7, 2010.
(6)	These options held by Dr. Lanza vested in full as of November 13, 2010.
(7)	These options held by Dr. Lanza originally vested evenly over three years but vesting was accelerated when Dr. Lanza signed a new employment agreement in 2011. Under the new vesting schedule, the options became fully vested on March 31, 2012.
(8)	These options held by Dr. Lanza vested as follows: 6,000,000 vested immediately on grant with the remaining 9,000,000 vesting in 21 equal installments on the last day of each month beginning on January 31, 2012 and ending on September 30, 2013.
(9)	These options held by Dr. Lanza vested as follows: 428,572 on November 8, 2013 and November 30, 2013 and 428,571 on December 31, 2013.
(10)	These options held by Mr. Myles vest 4,666,667 on December 31, 2013, 2,333,333 on June 30, 2014, December 31, 2014 and June 30, 2015 and 2,333,334 on December 31, 2015.

Option exercises and stock vested—fiscal year 2013

With respect to the Named Executive Officers during the fiscal year ended December 31, 2013, there were no exercises of stock options and the table below indicates the fair value of the restricted stock at the vesting dates during the period:

	Stock Awards
	Number of	Value realized
	shares acquired	on vesting
Name	on vesting	($)
Gary Rabin	4,000,000	$281,200
Robert Lanza	5,142,858	$361,757

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

Payments made upon involuntary termination by the Company without cause or for good reason by executive, or company change in control transaction

This section provides estimates for compensation payable to each Named Executive Officer under hypothetical termination of employment and change in control scenarios under our compensatory arrangements with the Named Executive Officers (other than nondiscriminatory arrangements generally available to salaried employees). The amounts shown below are estimates and assume the hypothetical involuntary termination or change in control occurred on December 31, 2013, the last day of fiscal 2013, applying the provisions of the employment agreements that were in effect as of such date. Due to the number of factors and assumptions that can affect the nature and amount of any benefits provided upon the events discussed below, any amounts paid or distributed upon an actual event may differ.

Pursuant to the terms of the Rabin Agreement, if Mr. Rabin had been terminated without Cause or had resigned for Good Reason on December 31, 2013, subject to Mr. Rabin executing a general release of claims against the Company, Mr. Rabin would have been entitled to: (i) within 60 days of December 31, 2013, a lump sum payment of $551,250 (equal to his annual base salary then in effect), and (ii) reimbursement to Mr. Rabin on a month-to-month basis of an amount equivalent to Mr. Rabin’s and Mr. Rabin’s spouse and dependent’s COBRA payments for up to 18 months following the date of termination if Mr. Rabin were to properly elective COBRA coverage, or for the maximum COBRA term allowable by then applicable law for coverage of Mr. Rabin, and his spouse and dependents, for an estimated $28,000 in reimbursements over 18 months, and (iii) full vesting of the stock options and restricted stock incentive awards granted under the Rabin Agreement. The accelerated vesting of stock options and restricted stock would have had no impact at December 31, 2013 as all of Mr. Rabin’s stock options and restricted stock were fully vested at that date.

Pursuant to the terms of the Lanza Agreement, if Dr. Lanza had been terminated without Cause or had resigned for Good Reason on December 31, 2013, Dr. Lanza would have been entitled to total payments of $485,100 (equal to his annual base salary then in effect), payable in regular semi-monthly installments during the twelve (12) months immediately following the termination of Dr. Lanza’s employment with the Company. If a change in control had occurred on December 31, 2013, then all stock options previously issued to Dr. Lanza would have been fully vested (and all restrictions associated with restricted stock to be issued to Dr. Lanza under the Lanza Agreement would have been lifted) if Dr. Lanza was not retained by the acquiring or surviving company. The accelerated vesting of stock options and restricted stock would have had no impact at December 31, 2013 as all of Dr. Lanza’s stock options and restricted stock were fully vested at that date.

Pursuant to the terms of the Myles Agreement, if Mr. Myles had been terminated without Cause or had resigned for Good Reason on December 31, 2013, Mr. Myles would have been entitled to : (i) within 60 days of December 31, 2013, a lump sum payment of $330,000 (equal to his annual base salary then in effect), and (ii) within 60 days of December 31, 2013, a lump sum payment of $115,500 (equal to 35% of annual base salary then in effect) (iii) reimbursement to Mr. Myles on a month-to-month basis of an amount equivalent to Mr. Myles and Mr. Myles’ spouse and dependent’s COBRA payments for up to 12 months following the date of termination if Mr. Myles were to properly elective COBRA coverage, or for the maximum COBRA term allowable by then applicable law for coverage of Mr. Myles, and his spouse and dependents, for an estimated $19,000 in reimbursements over 12 months, and (iii) full vesting of the stock options awards granted under the Myles Agreement. If a change in control had occurred on December 31, 2013, then all stock options previously issued to Mr. Myles would have become fully vested. At December 31, 2013 the accelerated vesting would not have added value as the stock option grant price was above the reported stock price.

DIRECTOR COMPENSATION – FISCAL YEAR 2013

Director Compensation Arrangements

Non-employee members of the Company’s Board of Directors receive: (1) an initial grant of 100,000 vested common shares, (2) an annual grant of 500,000 shares of common stock (with 125,000 vested shares issued quarterly), (3) an annual grant on the first business day of each fiscal year of a vested 10 year term nonstatutory stock option covering 500,000 shares with an exercise price equal to the fair market value of a common share on the date of grant, (4) an annual retainer of $40,000 (payable quarterly) and (5) a cash payment for attendance at each board meeting in the amount of $2,000 for in-person meetings and $1,000 for telephonic meetings and $500 for monthly update telephone meetings. The non-employee Chairman of the Board of Directors receives (i) an annual grant of 1,000,000 shares of common stock (with 250,000 vested shares issued quarterly), (ii) an annual grant on the first business day of each fiscal year of a vested 10 year term nonstatutory stock option covering 1,000,000 shares with an exercise price equal to the fair market value of a common share on the date of grant, (4) an annual retainer of $80,000 (payable quarterly). Payment for attendance at board meetings is the same for the Chairman as other members of the Board of Directors.

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

The table below shows compensation paid to our non-employee directors in 2013.

	Fees Earned	Stock	Option
	or Paid in Cash	Awards	Awards	Total
Name	($)	($)(1)	($)(1)	($)
Alan C. Shapiro, Ph.D. (2)	–	161,900	26,858	188,758
Robert Langer, SC.D. (3)	141,500	35,150	26,858	203,508
Zohar Loshitzer (4)	72,500	35,150	26,858	134,508
Gregory D. Perry (5)	76,000	35,150	26,858	138,008
Michael Heffernan (6)	122,000	42,863	26,858	191,721

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all shares and stock options granted to the directors during fiscal 2013. Assumptions used to calculate the fair market value of a common share for these awards are included in Note 15, to our audited financial statements.
(2)	Dr. Shapiro received 2,328,910 shares at a share price of $0.0695. Dr. Shapiro received 500,000 options on January 2, 2013 that vested immediately, with an exercise price and share price at date of grant of $0.0579.
(3)	Dr. Langer received 500,000 shares at a share price of $0.0703. Dr. Langer received 500,000 options on January 2, 2013 that vested immediately, with an exercise price and share price at date of grant of $0.0579.
(4)	Mr. Loshitzer received 500,000 shares at a share price of $0.0703. Mr. Loshitzer received 500,000 options on January 2, 2013 that vested immediately, with an exercise price and share price at date of grant of $0.0579.
(5)	Mr. Perry received 500,000 shares at a share price of $0.0703. Mr. Perry received 500,000 options on January 2, 2013 that vested immediately, with an exercise price and share price at date of grant of $0.0579.
(6)	Mr. Heffernan received 625,000 shares at a price of $0.0686. Mr. Heffernan also received 500,000 options on January 2, 2013 that vested immediately, with an exercise price and a share price at date of grant $0.0579.

The table below shows the number of stock options held by each non-employee director as of January 31, 2014:

Stock
Name	Options
Alan C. Shapiro, Ph.D.	2,100,000
Robert Langer, SC.D.	3,625,000
Zohar Loshitzer	1,583,333
Gregory D. Perry	1,541,667
Michael Heffernan	1,987,022

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 4, 2014. On such date, 2,776,983,176 shares of common stock were outstanding.

Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our common stock. In computing the number of shares of common stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of common stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 4, 2014. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of common stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

The following table sets forth information regarding beneficial ownership of our capital stock as of March 4, 2014 by:

•	5% or greater stockholders;
•	Each of our directors and named executive officers; and
•	All of our directors and executive officers, as a group.
	Number of
	Shares
	Beneficially
Name and Address (1) of Beneficial Owner	Owned		Percentage
5% or Greater Stockholders
None
Directors and Named Executive Officers
Gary Rabin	31,000,001	(2)	1.11%
Robert P. Lanza, M.D.	52,112,869	(3)	1.86%
Edward Myles	4,666,667	(4)	*
Alan C. Shapiro	28,953,712	(5)	1.04%
Robert Langer	7,850,000	(6)	*
Zohar Loshitzer	2,766,666	(7)	*
Gregory D. Perry	2,683,334	(8)	*
Michael Heffernan	3,087,022	(9)	*
Directors and Executive Officers as a Group (8 Persons)	133,120,271		4.68%

(1)	Unless otherwise indicated, the address of the beneficial owner is 33 Locke Drive, Marlborough, Massachusetts 01752.
(2)	Includes 25,000,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 4, 2014.
(3)	Includes 28,169,047 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 4, 2014.
(4)	Includes 4,666,667 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 4, 2014.
(5)	Includes (i) 26,853,712 shares subject to convertible debentures, board fees, common stock grant held by The Shapiro Family Trust and of which Dr. Shapiro may be deemed the beneficial owner, (ii) 2,100,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 4, 2014.
(6)	Includes 3,625,000 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 4, 2014.
(7)	Includes 1,583,333 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 4, 2014.
(8)	Includes 1,541,667 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 4, 2014.
(9)	Includes 1,987,022 shares subject to stock options that are currently exercisable or exercisable within 60 days of March 4, 2014.

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s common stock is authorized for issuance as of the fiscal year ended December 31, 2013.

EQUITY COMPENSATION PLAN INFORMATION

(c) Number of
securities
remaining
	(a)		available
	Number of		for issuance
	securities	(b)	under
	to be issued	Weighted	equity
	upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected
Plan Category	rights	rights	in column (a))

Equity compensation plans approved by security holders	118,278,611 (1)	$0.19	300,992,568 (2)
Equity compensation plans not approved by security holders	5,873,511 (3)	$0.34	–
Total	124,152,122		300,992,568

(1)	Awards for 2,492,000 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan I (“2004 Plan 1”), 1,301,161 options have been issued under the Advanced Cell Technology, Inc. 2004 Stock Option Plan II (“2004 Plan 2” and together with the 2004 Plan I, the “2004 ACT Plans”), and 150,048,071 options have been issued under the 2005 Stock Plan.
(2)	This number included 1,215,104 shares available under the 2004 Plan I, 0 shares available under the 2004 Plan II and 299,777,464 shares available under the 2005 Stock Plan.
(3)	The number reflects the aggregate number of shares underlying compensatory warrants that have been issued and continue to be outstanding as of December 31, 2013. Each warrant was part of a separate equity compensation arrangement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, during the year ended December 31, 2013, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

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

Item 14.     Principal Accounting Fees and Services.

The following table summarizes the fees of our current independent registered public accounting firm, SingerLewak LLP, billed to us for each of the last three fiscal years for audit services and billed to us in each of the last three years for other services:

Fee Category	2013	2012	2011
Audit Fees	$362,035	$238,000	$231,000
Audit Related Fees	$89,491	$87,108	36,500
Tax Fees	$–	$–	$–
All Other Fees	$–	$–	$–

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2013, 2012 and 2011.

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

Item 15. Exhibits and Financial Statement Schedules

(b)

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit No.	Document Description	Incorporation by Reference
3.1	Certificate of Incorporation of the Registrant dated November 17, 2005	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 and incorporated by reference herein.

3.2	Certificate of Amendment to Certificate of Incorporation dated October 13, 2006	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006 and incorporated by reference herein.

3.3	Certificate of the Powers, Designations, Preferences and Rights of the Series A-1 Convertible Preferred Stock dated March 5, 2009	Previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 20, 2009 and incorporated by reference herein.

3.4	Certificate of Amendment to Certificate of Incorporation dated September 15, 2009	Previously filed as Exhibit 3.15 to Registrant’s Registration Statement on Form S-1 filed November 18, 2009 and herein incorporated by reference.

3.5	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock dated November 3, 2009	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 13, 2009 and incorporated by reference herein.

3.6	Certificate of Designations of Preferences, Rights and Limitations of Series C Preferred Stock dated December 30, 2010	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference.

3.7	Certificate of Amendment to Certificate of Incorporation dated January 24, 2012	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2012 and incorporated herein by reference.

3.8	Certificate of Amendment to Certificate of Incorporation dated October 24, 2013.	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2013 and incorporated herein by reference.

3.9	Bylaws of the Registrant	Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 and incorporated by reference herein.

3.9	Amendment No. 1 to Bylaws of the Registrant	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 30, 2007 and incorporated by reference herein

4.1	Form of Subscription Agreement to Purchase Series A Convertible Preferred Stock of the Registrant	Previously filed as Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.1	Advanced Cell Technology, Inc. 2004 Stock Option Plan*	Previously filed as Exhibit 10.33 to the Registrant’s Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.2	Advanced Cell Technology, Inc. 2004 Stock Option Plan II*	Previously filed as Exhibit 10.34 to the Registrant's Quarterly Report on Form 10- QSB filed on May 23, 2005 and incorporated by reference herein.

10.3	A.C.T. Holdings, Inc. 2005 Stock Option Plan*	Previously filed as Appendix A to the Registrant's preliminary proxy statement on Form PRE-14A filed on May 10, 2005 and incorporated by reference herein.

10.4	Form of Incentive Stock Option Agreement*	Previously filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.5	Form of Nonqualified Stock Option Agreement*	Previously filed as Exhibit 10.37 to the Registrant's Quarterly Report on Form 10- QSB filed on May 23, 2005 and incorporated by reference herein.

10.6	Confidentiality and Nondisclosure Agreement dated February 3, 1999 by and between the Registrant and Robert Lanza, M.D.*	Previously filed as Exhibit 10.54 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.7	Agreement dated September 15, 2005 by and among ACT, Advanced Cell, Inc. and A.C.T. Group, Inc.	Previously filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 and incorporated by reference herein.

10.8	Agreement and Plan of Merger dated July 31, 2007 by and among the Registrant, ACT Acquisition Sub, Inc., Mytogen, Inc. and certain shareholders of Mytogen, Inc.	Previously filed as exhibit 10.101 to the Amendment No. 1 to the Registrant’s 10-KSB for the year ended December 31, 2007 filed with the SEC on June 30, 2008 and incorporated by reference herein.

10.9	Convertible Promissory Note A dated February 15, 2008 issued by the Registrant to JMJ Financial	Previously filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference.

10.10	Convertible Promissory Note B dated February 15, 2008 issued by the Registrant to JMJ Financial, and Amendment to Convertible Promissory Note B dated March 17, 2008	Previously filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference.

10.11	Secured & Collateralized Promissory Note dated February 15, 2008 issued by JMJ Financial to the Registrant	Previously filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference.

10.12	Collateral & Security Agreement dated February 15, 2008 by and between the Registrant and JMJ Financial	Previously filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q filed on July 15, 2008 and incorporated herein by reference.

10.13	Preferred Stock Purchase Agreement dated November 2, 2009 between the Registrant, and Optimus Capital Partners, LLC, dba Optimus Life Sciences Capital Partners, LLC	Previously filed as Exhibit 10.127 to the Registrant’s Registration Statement on Form S-1 filed on November 19, 2009 and incorporated herein by reference.

10.14	Warrant to Purchase Common Stock dated November 2, 2009 issued by the Registrant to Optimus CG II, Ltd.	Previously filed as Exhibit 10.128 to the Registrant’s Registration Statement on Form S-1 filed on November 19, 2009 and incorporated herein by reference.

10.15	Subscription Agreement dated November 12, 2009 by and among the Registrant and the holders named on the signature pages thereto	Previously filed as Exhibit 10.129 to the Registrant’s Registration Statement on Form S-1 filed on November 19, 2009 and incorporated herein by reference.

10.16	Form of Class A Common Stock Purchase Warrant	Previously filed as Exhibit 10.130 to the Registrant’s Registration Statement on Form S-1 filed on November 19, 2009 and incorporated herein by reference.

10.17	Form of Class B Common Stock Purchase Warrant	Previously filed as Exhibit 10.131 to the Registrant’s Registration Statement on Form S-1 filed on November 19, 2009 and incorporated herein by reference.

10.18	Form of Additional Investment Right	Previously filed as Exhibit 10.132 to the Registrant’s Registration Statement on Form S-1 filed on November 19, 2009 and incorporated herein by reference.

10.19	Employment Agreement dated October 1, 2009 by and between the Registrant and Robert P. Lanza*	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2009 and incorporated herein by reference.

10.20	Promissory Note dated January 19, 2010 issued by the Registrant to JMJ Financial	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference.

10.21	Promissory Note dated March 30, 2010 issued by the Registrant to JMJ Financial	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference.

10.22	Promissory Note dated March 30, 2010 issued to JMJ Financial	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference.

10.23	Promissory Note dated March 30, 2010 issued to JMJ Financial	Previously filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference.

10.24	Letter Agreement dated March 30, 2010 by and between the Registrant and JMJ Financial	Previously filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference.

10.25	Registration Rights Agreement dated March 30, 2010 by and between the Registrant and JMJ Financial	Previously filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q filed on May 7, 2010 and incorporated herein by reference.

10.26	Settlement Agreement and Mutual Release dated September 30, 2010 by and between the Registrant and Bristol Investment Fund, Ltd and Bristol Capital, LLC	Previously filed as Exhibit 99.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 9, 2010 and incorporated herein by reference.

10.27	Form of Warrant to Purchase Common Stock to be issued to Socius CG II, Ltd.	Previously filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference.

10.28	Form of Warrant to Purchase Common Stock to be issued to Socius CG II, Ltd.	Previously filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference.

10.29	Securities Purchase Agreement dated December 30, 2010 by and between the Registrant and Socius CG II Ltd.	Previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference.

10.30	Letter Agreement dated December 30, 2010 by and among the Registrant and Optimus CG II, Ltd.	Previously filed as Exhibit 99.2 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference.

10.31	Settlement Agreement and Mutual Release dated February 11, 2011 by and between the Registrant and Gemini Master Fund, Ltd.	Filed as Exhibit 10.149 to the Registrant’s Annual Report on 10-K filed March 17, 2011 and incorporated herein by reference.

10.32	Settlement Agreement and Mutual Release dated August 9, 2011 by and among the Registrant, Midsummer Investment, Ltd. and Midsummer Small Cap Master, Ltd.	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 17, 2011 and incorporated herein by reference.

10.33	Amended and Restated Employment Agreement dated July 1, 2011 by and between the Registrant and Robert P. Lanza*	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2011 and incorporated herein by reference.

10.34	Amended and Restated Employment Agreement dated July 1, 2011 by and between the Registrant and Gary H. Rabin*	Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 17, 2011 and incorporated herein by reference.

10.35	Settlement Agreement and Mutual Release Form used between the Registrant and several counter parties	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2011 and incorporated herein by reference.

10.36	Purchase Agreement dated September 19, 2012 by and between the Registrant and Lincoln Park Capital Fund, LLC	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 20, 2012 and incorporated herein by reference.

10.37	Registration Rights Agreement dated September 19, 2012 by and between the Registrant and Lincoln Park Capital Fund, LLC	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 20, 2012 and incorporated herein by reference.

10.38	Settlement Agreement and Mutual Release dated December 31, 2012 by and between the Registrant and CAMOFI Master LDC, and CAMHZN Master LDC	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.

10.39	Form of Amortizing Senior Secured Convertible Debenture Issued to CAMOFI Master LDC	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.

10.40	Form of Amortizing Senior Secured Convertible Debenture Issued to CAMHZN Master LDC	Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.

10.41	Form of Registration Rights Agreement between the Registrant and each of the holders signatory thereto	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.

10.42	Office Lease Agreement dated January 11, 2013 by and between the Registrant and Wendy Jolles and Linda Olstein, Trustees of The Janelon Trust under Declaration of Trust dated January 28, 1975 and recorded with the Suffolk County Registry of Deeds in Book 8766, Page 558, as amended by instrument dated January 7, 1988 and recorded in Book 14432, Page 267	Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.

10.43	Executive Employment Agreement dated as of May 20, 2013, by and between the Registrant and Edward Myles	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference.

10.44	Mutual Release and Waiver Agreement, dated May 31, 2013 by and between the Registrant and JMJ Financial.	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013 and incorporated herein by reference.

10.45	Share Exchange Agreement dated April 25, 2013 between the Registrant and Volation Capital Partners, LLC	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May1, 2013 and incorporated herein by reference.

10.46	Separation Agreement, dated as of January 21, 2014 by and between the Registrant and Gary Rabin.	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2014 and incorporated herein by reference.

10.47	Employment Agreement dated December 13, 2013 by and between the Registrant and Eddy Anglade*	Previously filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on April 1, 2014 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant	Previously filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K filed on April 1, 2014 and incorporated herein by reference.

23.1	Consent of Independent Registered Public Accounting Firm	Previously filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K filed on April 1, 2014 and incorporated herein by reference.

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934	Previously filed as Exhibit 31.1 to the Registrant’s Annual Report on Form 10-K filed on April 1, 2014 and incorporated herein by reference.

31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934	Previously filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed on April 1, 2014 and incorporated herein by reference.

31.3	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934	Filed herewith.

31.4	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934	Filed herewith.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 1350	Previously filed as Exhibit 31.2 to the Registrant’s Annual Report on Form 10-K filed on April 1, 2014 and incorporated herein by reference.

101	XBRL Documents	Previously filed as Exhibits 101 to the Registrant’s Annual Report on Form 10-K filed on April 1, 2014 and incorporated herein by reference.

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

ADVANCED CELL TECHNOLOGY, INC.

Dated: April 29, 2014	By:	/s/ Edward Myles
Edward Myles

Interim President, CFO & Executive Vice President of Corporate Development

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Edward Myles	April 29, 2014
Edward Myles
Interim President, CFO & Executive Vice President of Corporate Development
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Langer, Sc.D.	April 29, 2014
Robert Langer, Sc.D
Director

/s/ Alan C. Shapiro, Ph.D.	April 29, 2014
Alan C. Shapiro, Ph.D
Director

/s/ Gregory D. Perry	April 29, 2014
Gregory D. Perry
Director

/s/ Zohar Loshitzer	April 29, 2014
Zohar Loshitzer
Director

/s/ Michael T. Heffernan	April 29, 2014
Michael T. Heffernan
Director and Chairman of the Board