Form 10-Q
period 2014-03-31
ADVANCED CELL TECHNOLOGY, INC.
filed 2014-05-08
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at April 30, 2014:
Common Stock, $0.001 par value per share	2,852,780,910 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF MARCH 31, 2014 AND DECEMBER 31, 2013

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,005,217	$1,743.485
Other receivable	220,349	209,198
Deferred royalty fees, current portion	62,435	62,435
Prepaid expenses and other current assets	374,573	896,741
Total current assets	4,662,574	2,911,859

Property and equipment, net	814,018	753,576
Deferred royalty fees, less current portion	92,171	107,780
Other assets	68,365	68,801
Deferred costs	–	65,903

TOTAL ASSETS	$5,637,128	$3,907,919

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$2,714,684	$2,285,331
Accrued expenses	2,929,297	3,545,713
Accrued settlement	3,780,515	4,086,619
Senior secured convertible debentures, current portion, net of discount of $108,229 and $225,324, at March 31, 2014 and December 31, 2013, respectively	1,091,771	2,174,676
Embedded conversion option liabilities, current portion	287,000	335,208
Loss contingency accrual	8,384,243	6,431,979
Unsettled warrant obligation	4,885,299	3,899,391
Deferred revenue, current portion	157,872	157,872
Total current liabilities	24,230,681	22,916,789

Senior secured convertible debentures, less current portion, net of discount of $0 and $37,553 at March 31, 2014 and December 31, 2013, respectively	–	1,162,447
Embedded conversion option liabilities, less current portion	–	327,792
Warrant and option derivative liabilities	373,771	284,799
Deferred revenue, less current portion	1,710,234	1,749,702
Total liabilities	26,314,686	26,441,529

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 1,000 shares issued and outstanding	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 1,750 shares issued and outstanding	2	2
Common stock, $0.001 par value; 3,750,000,000 shares authorized, 2,799,148,271 and 2,640,264,975 shares issued and outstanding	2,799,149	2,640,265
Additional paid-in capital	333,694,620	322,683,874
Promissory notes receivable, net of discount of $1,630,149 and $2,018,321, at March 31, 2014 and December 31, 2013, respectively	(34,565,486)	(34,013,395)
Accumulated deficit	(322,605,844)	(313,844,357)
Total stockholders' deficit	(20,677,558)	(22,533,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,637,128	$3,907,919

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited)
		As Restated (1)

Revenue (License fees and royalties)	$39,468	87,781
Cost of Revenue	15,609	34,359
Gross profit	23,859	53,422

Operating expenses:
Research and development	2,507,844	3,098,559
General and administrative expenses	3,312,563	2,833,869
Litigation settlement contingency	1,901,538	–
Total operating expenses	7,721,945	5,932,428
Loss from operations	(7,698,086)	(5,879,006)

Non-operating income (expense):
Interest and other income	54,890	1,777
Interest expense	(296,972)	(524,189)
Finance (cost) gain	(50,726)	336,880
Adjustments to fair value of unsettled warrant obligation	(985,908)	(613,032)
Adjustments to fair value of derivatives	287,028	166,933
Total non-operating expense	(991,688)	(631,631)

Loss before provision for income tax	(8,689,774)	(6,510,637)

Provision for income tax	–	–
Net loss	$(8,689,774)	$(6,510,637)

Weighted average shares outstanding:
Basic and diluted	2,799,148,271	2,251,585,598

Loss per share:
Basic and diluted	$(0.00)	$(0.00)

(1)	See Note 2 “Restatement of Previously Issued Financial Statements” of Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2014

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Additional Paid-in	Promissory Notes Receivable,	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	net	Deficit	Deficit
Balance December 31, 2013	1,000	1	1,750	2	2,640,264,975	2,640,265	322,683,874	(34,013,395)	(313,844,357)	(22,533,610)

Shares issued for settlements	–	–	–	–	43,373,609	43,374	2,356,626	–	–	2,400,000

Shares issued for services	–	–	–	–	1,222,687	1,223	91,252	–	–	92,475

Accrued dividends on Series B and C Preferred Stock	–	–	–	–	–	–	623,804	–	(623,804)	–

Accretion of note receivable discount on Series B and C Preferred Stock	–	–	–	–	–	–	–	(552,091)	552,091	–

Option compensation charges	–	–	–	–	–	–	346,595	–	–	346,595

Issuance of 114,287,000 shares of common stock	–	–	–	–	114,287,000	114,287	7,592,469	–	–	7,706,756

Net loss for the three months ended March 31, 2014	–	–	–	–	–	–	–	–	(8,689,774)	(8,689,774)

Balance, March 31, 2014 (unaudited)	1,000	$1	1,750	$2	2,799,148,271	$2,799,149	$333,694,620	$(34,565,486)	$(322,605,844)	$(20,677,558)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

	Three Months Ended March 31,
	2014	2013
	(Unaudited)	(Unaudited) As Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,689,774)	$(6,510,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	30,960	17,852
Amortization of deferred charges	15,609	34,359
Amortization of deferred revenue	(39,468)	(87,781)
Redeemable preferred stock dividend accrual	–	34,069
Stock based compensation	346,595	1,132,624
Amortization of deferred issuance costs	65,903	198,685
Amortization of discounts	154,648	171,157
Adjustments to fair value of warrant obligation	985,908	613,032
Adjustments to fair value of derivatives	(287,028)	(166,933)
Shares of common stock issued for compensation	92,475	420,955
Non-cash financing costs	1,952,264	(1,019,700)
Warrant and options issued for consulting services	–	10,418
Changes in operating assets and liabilities
Other receivable	(11,151)	–
Prepaid expenses and other current assets	522,604	(382,327)
Accounts payable and other current liabilities	(493,167)	(2,742,221)

Net cash used in operating activities	(5,353,622)	(8,276,448)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(91,402)	(98,386)
Payment of lease deposits	–	(8,805)

Net cash used in investing activities	(91,402)	(107,191)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	7,706,756	5,253,221

Net cash provided by financing activities	7,706,756	5,253,221

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,261,732	(3,130,418)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,743,485	7,241,852

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$4,005,217	$4,111,434

CASH PAID FOR:
Interest	$51,578	$80,000

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued dividends on Series B and C Preferred Stock	$623,804	$563,676
Accretion of note receivable discount on Series B and C Preferred Stock	$552,091	$567,132
Issuance of 43,373,609 and 80,357,143 shares of common stock for accrued settlement	$2,400,000	$4,500,000

(1)	See Note 2 “Restatement of Previously Issued Financial Statements” of Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATIONAL MATTERS

The unaudited consolidated financial statements have been prepared by Advanced Cell Technology, Inc. and Subsidiary (collectively the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission.  The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2014. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On March 10, 2014, we concluded that our previously issued consolidated financial statements required a restatement for the years ended December 31, 2012 and 2011. We determined that a misapplication of accounting guidance relating to certain warrants and an associated full-ratchet anti-dilution feature that was included in these warrants occurred. Additionally we concluded that we had an error with our stock compensation accounting as a result of having inadequate authorized, unissued shares available for our outstanding options in certain periods. As a result of these errors we determined that our financial statements for the following periods (the “Applicable Periods”) required a restatement and could no longer be relied upon: the fiscal years ended December 31, 2009, December 31, 2010, December 31, 2011 and December 31, 2012; each quarterly period in 2011 and 2012; and the first three quarterly periods in its fiscal year ended December 31, 2013.

Warrant Accounting Issue

Two separate warrant agreements entered into in September 2005 contained a full ratchet, anti-dilution feature which entitled the holders to automatic adjustments in the number and purchase price of their shares, if the Company issued lower-priced shares between May 1, 2005 and January 15, 2009, ( the “Pricing Period”). From the original date of the warrant until the exercise of the warrants in September 2006, the anti-dilution embedded derivative feature was properly accounted for and recorded at its fair value. From the date of exercise through the end of the pricing period, the full ratchet feature remained in effect but was not accounted for or recorded at its fair value, which resulted in an accounting error. In determining the proper accounting management performed a valuation of this full ratchet embedded derivative using a Monte Carlo simulation model.

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

Stock Compensation Issue related to inadequate authorized and unissued shares to settle share based awards in shares

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

The following tables summarize the effects of the restatement on our previously issued condensed consolidated financial statements:

Summary of increases (decreases) in net loss (unaudited)

Three months ended March 31, 2013

Net loss, as previously reported	$(6,413,041)
Net adjustments
Research and development	(106,559)
General and administrative expenses	(8,005)
Adjustments to fair value of unsettled warrant obligation	16,968
Net loss, restated	$(6,510,637)
Basic loss per share:
Net loss, as previously reported	$(0.00)
Net adjustments
Research and development	(0.00)
General and administrative expenses	(0.00)
Adjustments to fair value of unsettled warrant obligation	0.00
Net loss, restated	$(0.00)
Diluted loss per share:
Net loss, as previously reported	$(0.00)
Net adjustments
Research and development	(0.00)
General and administrative expenses	(0.00)
Adjustments to fair value of unsettled warrant obligation	0.00
Net loss, restated	$(0.00)
Weighted average shares used in computing net loss per share:
Basic	2,251,585,598
Diluted	2,251,585,598

Consolidated Statements of Operations (unaudited) for the three months ended March 31, 2013

	Three months ended March 31, 2013
	As Previously Reported	Adjustments	As Restated

Revenue	$87,781		$87,781
Cost of revenue	34,359		34,359
Gross profit	53,422	–	53,422
Operating expenses:
Research and development	2,992,000	106,559	3,098,559
General and administrative expenses	2,825,864	8,005	2,833,869
Total operating expenses	5,817,864	114,564	5,932,428
Loss from operations	(5,764,442)	(114,564)	(5,879,006)
Non-operating income (expense):
Interest income	1,777		1,777
Interest expense and late fees	(524,189)		(524,189)
Finance gain (cost)	(293,120)	630,000	336,880
Fines and penalties	–		–
Gain on extinguishment of debt	–		–
Adjustments to fair value of unsettled warrant obligation	–	(613,032)	(613,032)
Adjustments to fair value of derivatives	166,933		166,933
Total non-operating expense	(648,599)	16,968	(631,631)
Loss before provision for income tax	(6,413,041)	(97,596)	(6,510,637)
Provision for income tax	–	–	–
Net loss	$(6,413,041)	$(97,596)	$(6,510,637)
Loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)
Diluted	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding:
Basic	2,251,585,598	2,251,585,598	2,251,585,598
Diluted	2,251,585,598	2,251,585,598	2,251,585,598

Consolidated Statement of Cash Flows Impact

The following table includes selected information from our consolidated statements of cash flows presenting previously reported and restated cash flows, for the three months ended March 31, 2013:

	For the three months ended
	March 31, 2013
	As Previously Reported	As Restated

Net loss	$(6,413,041)	$(6,510,637)
Stock based compensation	1,018,060	1,132,624
Adjustments to fair value of unsettled warrant obligation	–	613,032
Non-cash financing costs	(389,700)	(1,019,700)
Net cash used in operating activities	(8,276,448)	(8,276,448)

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

The accompanying consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the company as a going concern. However, as of March 31, 2014, the Company has an accumulated deficit of $322.6 million. This and other factors, such as the Company’s cash balance, raise substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon many factors, including the Company’s ability to raise additional capital in a timely manner. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of March 31, 2014 and December 31, 2013, the Company had deposits in excess of federally-insured limits totaling $3,787,842 and $1,668,232, respectively.

Commitments and Contingencies — We are subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other obligations. We recognize liabilities for contingencies and commitments when a loss is probable and can be reasonably estimated.

Relating to loss contingencies we accrue the best estimate of a loss within a range. If no estimate in a range is better than any other, the minimum amount is accrued. We disclose a reasonably possible loss in excess of the amount accrued, if applicable. For reasonably possible loss contingencies we disclose the nature of the loss contingency and give a range of the estimate of possible loss or state that an estimate cannot be made.

Grant Received — From time to time the Company participates in research grants both as an initiator of grants as well as a sub-recipient of grant funds. The Company incurs costs for the grant and is subsequently reimbursed for these expenses by grant receipts. The Company records such receipts as a reduction in research and development costs. For the three months ended March 31, 2014 and 2013, the Company recorded as a reduction in research and development costs, $0, and $60,022 respectively.

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

Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through March 31, 2014, the Company had not experienced impairment losses on its long-lived assets.

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

•	The expected volatility of the Company’s common stock is estimated from the historical volatility of daily returns in the Company’s common stock price. The Company monitors the volatility of its common stock on a quarterly basis to observe trends that may impact the fair value of the notes.

•	The discount for illiquidity is measured using an average-strike option that calculates the discount as the opportunity cost for not being able to sell a large block of the Company’s common stock immediately at prevailing observable market prices. Inputs to the average-strike option model include the expected volatility of the Company’s common stock and time to sell a large block of the Company’s stock as Level 3 inputs and other observable inputs. The time to sell the stock is estimated considering the historical daily trading volume of our common stock and market maker estimates of the amount of shares that can be offered for sale above the normal the daily trading volume without depressing the price of the Company’s common stock.

At March 31, 2014, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of March 31, 2014	Fair Value Measurements at March 31, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant and option derivative liabilities	$373,771	$–	$–	$373,771
Embedded conversion option liabilities	287,000	–	–	287,000
Unsettled warrant obligation	4,885,299	4,885,299	–	–
Total	$5,546,070	$4,885,299	$–	$660,771

The following tables reconcile the change in fair value for measurements categorized within Level 3 of the fair value hierarchy:

Embedded Conversion Option Liabilities
Balance at December 31, 2013	$663,000
Total (gains) or losses for the period included in earnings	(376,000)
Balance at March 31, 2014	$287,000

Warrant and Option Derivative Liabilities
Balance at December 31, 2013	$284,799
Total (gains) or losses for the period included in earnings	88,972
Balance at March 31, 2014	$373,771

Gains and losses included in earnings for the three months ended March 31, 2014 are reported as follows:

Adjustment to Fair Value of Derivatives
Total gain included in earnings	$376,000

Warrant and Option Derivative Liabilities
Total loss included in earnings	$88,972

The following table provides quantitative information about measurements categorized within Level 3 of the fair value hierarchy:

	Fair Value at
	March 31,	Valuation
Description	2014	Technique	Unobservable Input	Value
Embedded conversion option liability	287,000	Binomial Lattice Model	Expected volatility of the Company's common stock	71.5%

			Discount for illiquidity of large blocks of the Company's common stock	2.0% to 6.7%

			Discount rate for contractual debt principal and interest payments	19.0%

	Fair Value at
	March 31,	Valuation
Description	2014	Technique	Unobservable Input	Value
Warrant and Option derivative liabilities	373,771	Black Scholes Model	Expected volatility of the Company's common stock	65% - 95%

For the three months ended March 31, 2014 and March 31, 2013 the Company recognized a gain of $287,028 and $166,933, respectively, for the changes in the valuation of derivative liabilities.

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

In connection with its license agreements, the Company recorded $39,468 and $87,781 in license fee revenue for the three months ended March 31, 2014 and 2013, respectively, in its consolidated statements of operations, and the remainder of the license fees have been accrued in deferred revenue at March 31, 2014 and December 31, 2013, respectively.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 132,556,931 options outstanding as of March 31, 2014.

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

At March 31, 2014 and 2013, approximately 158,711,504 and 207,503,505 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Concentrations and Other Risks — Currently, the Company’s revenues are concentrated on a small number of license agreements with customers. Revenues are based on amortizing funds already received over contractual terms of agreements. Based on the insignificance of these revenues to the Company’s operations and the nature of the agreements, any concentration of revenue among a small number of customers does not result in a risk to the Company.

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

4. INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“CHA”), formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and will receive another 7% interest upon fulfilling certain obligations under the agreement over a period of 3 years. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 60% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program. Effective May 1, 2010, the Company was no longer obligated to provide laboratory space to SCRMI. As of March 31, 2014, the Company holds a 40% interest in the joint venture and CHA owns a 60% interest. The two partners to the joint venture are in negotiations on further funding of the joint venture, but there can be no assurances that an agreement will be reached. Any financial statement impact at this time is unclear should an agreement not be reached.

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $7,353 and $7,353 in license fee revenue for the three months ended March 31, 2014 and 2013, respectively, in its accompanying consolidated statements of operations, and the balance of unamortized license fee of $344,363 and $351,715 is included in deferred revenue in the accompanying consolidated balance sheets at March 31, 2014 and December 31, 2013, respectively.

On July 15, 2011, the Company and CHA entered into a binding term sheet, with the expectation of entering into a future definitive agreement, in which the joint venture was realigned around both product development rights and research responsibilities. Under the terms of the binding term sheet, SCRMI exclusively licensed the rights to the Hemangioblast Program to the Company for United States and Canada and expanded the jurisdictional scope of the license to CHA to include Japan (in addition to South Korea, which was already exclusively licensed to CHA). As part of the agreement, the scientists at SCRMI involved in the Hemangioblast Program were transferred to the Company, and SCRMI discontinued its research activity and became solely a licensing entity. The Company is obligated to meet a minimal research spending requirement of $6.75 million by July 31, 2014 in order to maintain its exclusive license, up to the point of filing an investigational new drug for a therapeutic product. Intellectual property rights created by the Company in the course of our research are subject to a non-exclusive license to CHA for Japan and South Korea, and to SCRMI to be sub-licensable under certain circumstances for countries other than the United States, Canada, Japan and South Korea. Pursuant to the agreement, the Company paid $820,000 to SCRMI which is recorded to “losses attributable to equity method investments.” By filing the investigational new animal drug application on September 12, 2013 with the Federal Drug Administration, the Company has met the commitment required to maintain its exclusive license.

The following table is a summary of key financial data for the joint venture as of and for the three months ended March 31, 2014 and 2013:

	March 31,
	2014	2013
Current assets	$279,824	$213,375
Noncurrent assets	1,315,625	1,263,514
Current liabilities	313,042	310,267
Noncurrent liabilities	1,802,524	2,094,639
Net revenue	73,029	73,029
Net income	46,882	35,564

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Machinery & equipment(1)	$1,125,321	$1,086,800
Computer equipment	58,963	49,707
Office furniture	49,560	38,783
Leasehold improvements(1)	592,817	559,969
	1,826,661	1,735,259

Accumulated depreciation	(1,012,643)	(981,683)
Property and equipment, net	$814,018	$753,576

(1)	The 2014 balances include approximately $141,733 in machinery & equipment and $354,308 in leasehold improvements that were not yet placed in service at March 31, 2014 and therefore had not started being depreciated as of that date.

Depreciation expense for the three months ended March 31, 2014 and 2013 amounted to $30,960 and $17,852, respectively.

6. ACCRUED SETTLEMENT

The accrued settlement is comprised of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
SEC Civil Action	$3,405,515	$4,086,619
SEC Section 16 Investigation	375,000	–
Total	$3,780,515	$4,086,619

SEC Civil Action

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

In December 2013, the Company settled the civil action. Under the terms of the settlement accepted by the SEC, the Company consented to entry of judgment under which it neither admits nor denies liability and has agreed to disgorgement of $3.5 million in proceeds from the transactions in question. In addition, the Company will pay approximately $587,000 in pre-judgment interest. The total amount due, approximately $4.1 million, will be paid over six equal quarterly installments. The first installment was placed into escrow in July 2013 and was applied immediately to the aggregate amount due. The next installment was due and paid in late April 2014. In addition, the settlement permanently restrains and enjoins the Company from violations of Sections 5(a) and 5(c) of the Securities Act, Section 13(a) of the Exchange Act and Rule 13a-11 under the Exchange Act.

SEC Section 16 Investigation

The Company was advised that the SEC was investigating transactions involving sales of shares of our common stock that the former Chief Executive Officer failed to report in a timely manner on Form 4 under Section 16 of the Exchange Act. The Company has discussed a resolution to the matter with the SEC and has recorded the $375,000 as the expected settlement amount.

7. CONVERTIBLE PROMISSORY NOTES

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

The Company received conversion notices during the period from January 1, 2014 through March 31, 2014 for $2,400,000. The Company issued 43,373,609 shares of its common stock for these conversion notices.

As of March 31, 2014, the remaining outstanding redemption dates and amounts are as follows:

Redemption
Date	Amount
6/30/2014	600,000
9/30/2014	600,000
$1,200,000

The Company determined that the Debentures contained an embedded beneficial conversion feature as the Debentures are convertible at a price per share of common stock equal to 80% of VWAP of the ten consecutive trading days prior to the conversion date. The embedded beneficial conversion feature was modeled using a binomial lattice model, and the calculated value at March 31, 2014 and December 31, 2013 was $287,000 and $663,000, respectively. The Company recorded a gain of $376,000 for the change in the fair value of the embedded conversion option liability for the three months ended March 31, 2014.

At March 31, 2014, the Debentures could be converted into 18,324,690 shares of common stock based on a conversion price of $0.0655.

The Company recorded a debt discount of $725,000, which will be amortized over the life of the note using the effective interest rate of 22.9%. For the three months ended March 31, 2014, the Company amortized $154,648 of the debt discount and recorded it as interest expense. The unamortized discount at March 31, 2014 and December 31, 2013 was $108,229 and $262,877, respectively. The Company recorded interest expense of $51,440 for the three months ended March 31, 2014 based on the contractual interest rate.

8. LOSS CONTINGENCY ACCRUAL

The loss contingency accrual is comprised of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013
Warrant holder litigation	$8,130,159	$6,228,621
Miscellaneous settlements	254,084	203,358
Total	$8,384,243	$6,431,979

Warrant holder litigation

In connection with the unsettled warrant obligation (see Note 9), the holder has filed numerous lawsuits and in 2011 made a claim for approximately $28 million. In evaluating the need for a loss contingency accrual relating to the associated litigation, the Company determined that a loss was probable and the amount of loss was reasonably estimable, based on the facts and circumstances surrounding the litigation during the last quarter of 2013. The loss contingency represents the estimated number of shares to settle above a determined share amount necessary to settle the warrant share obligation plus an additional amount for potential interest charges.

While the Company believes it has meritorious defenses against the litigation, the ultimate resolution of the matter could result in a loss of up to approximately $25 million in excess of the amount currently accrued.

Miscellaneous settlements

The Company was not able to reach settlement agreements with all of holders of convertible promissory notes and warrants that were issued between 2005 and 2010. The Company has not been contacted by the remaining holders nor has it been able to reach them for potential settlement discussions. The holders in question held warrants, which expire in June 2014. If the Company is able to negotiate with the holders it anticipates that the number of shares to be issued will be similar to the settlements that have already been finalized as of December 31, 2012.

9. Unsettled Warrant obligation

The Company determined that it has an unsettled warrant obligation related to two warrant agreements entered into in 2005. The warrant agreement had anti-dilution ratchet provisions which the Company determined led to a contractual obligation, which became fixed on January 15, 2009, to issue approximately 63.2 million common shares. The Company further determined that those common shares represent a liability which should be recorded at fair value at each accounting period with changes to that fair value being recorded in earnings. Fair value is based on the share obligation multiplied by the stock price at the end of each reporting period, with a liability “floor” established, at $0.06 per share, based on the stock price at the time the ratchet provision was triggered. At March 31, 2014 and December 31, 2013 the liability has been recorded at $4,885,299 and $3,899,391, respectively. The Company recorded an expense of $985,908 for the three months ended March 31, 2014 due to the change in the fair value of the liability.

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

Dividends

Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series B preferred stock. Accrued dividends were $3,921,881 and $3,587,748 at March 31, 2014 and December 31, 2013, respectively.

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

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at March 31, 2014 and December 31, 2013.

The value of the secured promissory notes in the consolidated balance sheet was $13,819,771, net of discounts of $462,338 and accrued interest of $782,112 at March 31, 2014, reflecting a face value of $13,500,000. The value of the secured promissory notes in the consolidated balance sheet was $13,561,607, net of discounts of $654,559 and accrued interest of $716,166 at December 31, 2013, also reflecting a face value of $13,500,000. The Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $3,519,238 during the year ended December 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes.

During the three months ended March 31, 2014 and March 31, 2013 the Company accreted interest on the promissory notes in the amount of $258,164 and $289,942, respectively, which was recorded in accumulated deficit during the period then ended. The Company recorded dividends on its Series B preferred stock during the three months ended March 31, 2014 and March 31, 2013 of $334,133 and $290,401, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

As of March 31, 2014 and December 31, 2013, 1,000 shares of Series B preferred stock were outstanding. As of March 31, 2014, the Company has drawn the entire commitment of $10,000,000.

Below is a table showing the net settlement amount at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Face Value of Preferred Stock	$10,000,000	$10,000,000
Accrued Dividends	$3,921,881	$3,587,748
Redemption factor	100%	109%
Conversion price	$13,921,881	$14,810,645
Receivable	$14,282,109	$14,216,166
Net settlement (receivable) upon conversion	$(360,228)	$594,479

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

As of March 31, 2014 and December 31, 2013, the Company has drawn $17,500,000 of the $25,000,000 commitment, respectively.

Dividends

Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series C preferred stock. Accrued dividends were $2,744,524 and $2,454,853 at March 31, 2014 and December 31, 2013, respectively.

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

Related Secured Promissory Notes Receivable:

As of March 31, 2014, Socius has issued $21,000,000 in notes receivable in accordance with the terms of the Series C Purchase Agreement.

Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The notes are secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at March 31, 2014 and December 31, 2013.

At March 31, 2014, the value of the secured promissory notes in the consolidated balance sheet was $20,745,715, net of discounts of $1,167,811 and accrued interest of $913,524, reflecting a face value of $21,000,000.

At December 31, 2013, the value of the secured promissory notes in the consolidated balance sheet was $20,451,788, net of discounts of $1,363,762 and accrued interest of $815,549, reflecting a face value of $21,000,000.

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

During the three months ended March 31, 2014 and March 31, 2013, the Company accreted interest on the promissory note in the amount of $293,927 and $277,290, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the three months ended March 31, 2014 and March 31, 2013 of $289,671 and $273,274, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

The Company has classified the Series C preferred stock in the equity section in its consolidated balance sheets. As of March 31, 2014 and December 31, 2013, 1,750 shares of Series C preferred stock were outstanding.

Below is a table showing the net settlement amount at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Face Value of Preferred Stock	$17,500,000	$17,500,000
Accrued Dividends	$2,744,524	$2,454,853
Redemption factor	109%	109%
Conversion price	$22,066,531	$21,750,790
Receivable	$21,913,526	$21,815,550
Net settlement (receivable) upon conversion	$153,005	$(64,760)

12. WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the three months ended March 31, 2014 is presented below:

Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price $	Life (in years)	(000)$
Outstanding, December 31, 2013	7,829,883	0.28	1.82	–
Granted	–	–
Exercised	–	–
Forfeited/Canceled	–	–
Outstanding, March 31, 2014	7,829,883	0.28	1.58
Exercisable, March 31, 2014	7,829,883	0.28	1.58	–

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at March 31, 2014:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price $	of Shares	Life (Years)	Price $
.10 - .11	3,239,247	0.68	0.10
.20 - .30	1,630,000	1.75	0.25
.38-.39	1,330,636	3.32	0.39
.40-.45	815,000	1.75	0.45
0.70	815,000	1.75	0.70
	7,829,883

13. STOCKHOLDERS’ DEFICIT TRANSACTIONS

From January 2, 2014 to March 31, 2014, Lincoln Park purchased 114,287,000 shares of common stock for cash proceeds of $7,706,756.

From January 27, 2014 to March 14, 2014, the Company issued an aggregate of 43,373,609 shares in settlement of $2,400,000 Debentures to the CAMOFI Parties as required by the Settlement Agreement.

On March 31, 2014, the Company issued various board members 1,222,687 shares of common stock valued at $92,475 as compensation for board services.

14. STOCK-BASED COMPENSATION

Stock Plans

			Options/Shares
	Options/Shares	Options	Available
Stock Plan	Issued	Outstanding	For Grant	Total Authorized
2004 Stock Plan	2,492,000	70,000	1,215,104	2,800,000
2004 Stock Plan II	1,301,161	1,071,161	–	1,301,161
2005 Stock Plan	164,326,391	131,415,770	417,512,392	581,838,783
	168,119,552	132,556,931	418,727,496	585,939,944

Stock Option Activity

A summary of option activity for the three months ended March 31, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2013	118,278,611	$0.19	6.95	$10,319
Granted	15,750,000	0.08
Exercised	–	–
Forfeited/canceled	(1,471,680)	0.10
Outstanding, March 31, 2014	132,556,931	0.18	7.08	50,411

Vested and expected to vest
at March 31, 2014	129,256,746	$0.18	7.01	$50,411

Exercisable, March 31, 2014	107,170,890	$0.20	6.49	$50,411

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about stock options outstanding and exercisable at March 31, 2014.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Exercise	Remaining	Number	Exercise	Remaining
Price	of Shares	Price	Life (Years)	of Shares	Price	Life (Years)
$0.05 - 0.079	22,980,714	$0.07	9.30	11,772,381	$0.07	9.28
0.08 - 0.09	40,010,878	0.09	7.16	25,833,170	0.09	5.75
0.10 - 0.157	26,710,496	0.14	7.35	26,710,496	0.14	7.35
0.185 - 0.21	25,760,833	0.19	6.48	25,760,833	0.19	6.48
0.25 - 0.45	11,071,161	0.36	6.56	11,071,161	0.36	6.56
0.85	5,417,849	0.85	0.15	5,417,849	0.85	0.15
$1.35 - 2.48	605,000	$2.02	1.63	605,000	$2.02	1.63
	132,556,931			107,170,890

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the three months ended March 31, 2014 are as follows:

	March 31,	March 31,
	2014	2013
Risk-free interest rate	1.72 – 2.09%	0.76 - 0.78%
Expected life of the options	5.00 - 6.25 years	5.00 - 6.26 years
Expected volatility	112 - 148%	160%
Expected dividend yield	0%	0%
Expected forfeitures	13%	13%

The weighted average grant-date fair value for the options granted during the three months ended March 31, 2014 and 2013 was $0.0854 and $0.08, respectively.

Stock-based compensation expense to employees for the three months ended March 31, 2014 and 2013 was $346,595 and $1,132,625, respectively.

The compensation expense related to the unvested options as of March 31, 2014, was $1,771,262 which will be recognized over the weighted average period of 2.89 years.

15. SUBSEQUENT EVENTS

Lincoln Park

On various dates from April 1, 2014 through April 30, 2014, the Company received $3,252,482 from the issuance of 53,632,639 shares to Lincoln Park under the purchase agreement.

Camofi/Camhzn Debt

On April 15, 2014, the Company received a notice from CAMOFI of an Event of Default under Amortizing Senior Secured Convertible Notes, or Notes, due June 30, 2015 held by CAMOFI. The notice alerted the Company that due to the Company’s failure to deliver shares of common stock issuable to the Holders within three days of a conversion event occurring in March 2014 under the Notes, an “Event of Default” under the Notes had occurred and the Holders were reserving all rights held by them arising from such Event of Default. Among these rights are the Holders’ ability to declare as immediately due and payable the aggregate principal amount remaining under the Notes together with any other amounts owed under the Notes.

On April 29, 2014 CAMOFI notified the Company that it was accelerating the debt per its rights described above. On May 2, 2014 the Company paid the outstanding principal balance of the CAMOFI Notes of $1,200,000 and additional amounts due under the Mandatory Default Amount clause in the debenture agreement with CAMOFI, for a total payment of approximately $1,616,000.

SEC Section 16 Investigation Settlement

On May 2, 2014, the Company finalized a settlement with the SEC relating to the investigation of transactions involving sales of shares of our common stock that the former Chief Executive Officer failed to report in a timely manner on Form 4 under Section 16 of the Exchange Act. The Company has agreed to pay civil penalties of $375,000 by no later than July 15, 2015 and comply with certain other undertakings relating to review of its policies and procedures relating to Section 16 compliance.

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

Forward-looking statements can be identified by the use of words such as “estimate,” “plan,” “project,” “forecast,” “intend,” “expect,” “anticipate,” “believe,” “seek,” “target” or similar expressions. Forward-looking statements reflect our judgment based on currently available information and involve a number of risks and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors” included elsewhere in this Form 10-Q and in our other filings with the Securities and Exchange Commission, including our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2014. Additionally, there may be other factors that could preclude us from realizing the predictions made in the forward-looking statements. We operate in a continually changing business environment and new factors emerge from time to time. We cannot predict such factors or assess the impact, if any, of such factors on our financial position or results of operations. All forward-looking statements included in this Form 10-Q speak only as of the date of this Form 10-Q and you are cautioned not to place undue reliance on any such forward-looking statements. Except as required by law, we undertake no obligation to publicly update or release any revisions to these forward-looking statements to reflect any events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

 Restatement

With this Quarterly Report on Form 10-Q, we have restated the following previously filed consolidated financial statements, data, and related disclosures:

(1)	Our consolidated statements of operations for the three months ended March 31, 2013, and the related cash flows for the three months ended March 31, 2013 located in Part I, Item 1 of this Quarterly Report on Form 10-Q; and

(2)	Our management’s discussion and analysis of financial condition and results of operations as of and for the three months ended March 31, 2013, contained herein;

The restatement results from our review of accounting for a potentially unsettled warrant obligation and stock compensation accounting. See Note 2, “Restatement of Previously Issued Consolidated Financial Statements” of the Notes to Consolidated Financial Statements in Part I, Item 1, for a detailed discussion of the review and effect of the restatement.

The following discussion and analysis of our financial condition and results of operations incorporates the restated amounts. For this reason the data set forth in this section may not be comparable to discussions and data in our previously filed Quarterly Reports of Form 10-Q.

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

Comparison of Three months Ended March 31, 2014 and 2013

	Three Months Ended
	March 31,
	2014	2013
		As Restated	$ Change	% Change
Revenue	$39,468	$87,781	$(48,313)	(55.0)%
Cost of revenue	15,609	34,359	18,750	54.6%
Gross profit	23,859	53,422	(29,563)	(55.3)%
Research and development expenses:
-R&D expenses, excluding non-cash, stock option compensation	2,422,659	2,504,821	(82,162)	(3.3)%
- Non-cash, stock option compensation	85,185	593,738	(508,553)	(85.7)%
Total Research and Development	2,507,844	3,098,559	(590,715)	(19.1)%
General and administrative expenses:
-G&A expenses, excluding non-cash, stock option compensation	2,958,678	1,827,859	1,130,819	61.9%
-Non-cash, stock option compensation	353,885	1,006,010	(652,125)	(64.8)%
Total General and Administrative	3,312,563	2,833,869	478,694	16.9%

Litigation settlement contingency	1,901,538	-	1,901,538	100%
Non-operating expense	(991,688)	(631,631)	(360,057)	(57.0)%
Net loss	$(8,689,774)	$(6,510,637)	$(2,179,137)	(33.5)%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted. Revenue was $39,468 for the three months ended March 31, 2014, which was a decrease of $48,313 or 55.0% compared to the three months ended March 31, 2013. The decrease is due to license agreements that expired in 2013. The deferred revenue balance of $1,868,106, as of March 31, 2014, is being amortized and recorded to revenue over approximately 12 years.

Research and Development Expenses

Research and development, or R&D expenses, consist mainly of payroll and payroll related expenses for our scientific staff, services attained in connection with our ongoing clinical trials and pre-clinical programs, our R&D and GMP facilities, and research supplies and materials. R&D expenditures, excluding non-cash, stock option compensation expense, decreased from $2,504,821 for the three months ended March 31, 2013 to $2,422,659 for the three months ended March 31, 2014, for a decrease of $82,162 or 3.3%. The decrease in R&D expenditures was primarily due to a decrease in legal costs related to intellectual property of approximately $270,000 and a decrease in pre-clinical and clinical trial costs of approximately $206,000 offset by increases in payroll and related expenses of approximately $215,000, increases in costs for consultants of approximately $117,000 and increases in occupancy costs due to additional lab and manufacturing space of approximately $42,000.

R&D expenses related to non-cash, stock option compensation decreased from $593,738 for the three months ended March 31, 2013 to $85,185 for the three months ended March 31, 2014, for a decrease of $508,553, or 85.7%. This decrease is related to the final vesting of options in 2013 of our chief scientific officer’s options associated with his employment contract, for a decrease of approximately $317,000. Additionally, in 2013 new grants vested 20% upfront and subsequently over a 24 month period, whereas new grants in 2014 had no upfront vesting and vest over a 48 month period, resulting in higher stock compensation expense for the three months ended March 31, 2013 as compared to the same period in 2014.

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

General and Administrative Expenses

General and Administrative, or G&A, costs, consist mainly of payroll and payroll related expenses, legal costs relating to corporate matters and litigation, and fees for consultants, service providers and other administrative costs. G&A expenditures, excluding non-cash, stock option compensation expense, increased from $1,827,859 for the three months ended March 31, 2013 to $2,958,678 for the three months ended March 31, 2014, for an increase of $1,130,819 or 61.9%. The increase in G&A expenditures was primarily due to an increase in legal costs related to intellectual property matters of approximately $304,000 and in corporate legal fees of approximately $267,000. The increase in corporate legal expenses is due primarily to our efforts to resolve outstanding non-routine legal issues. Also contributing to the increase in G&A spending was an increase in salary and wage costs as the severance costs for our former Chief Executive Officer, of approximately $345,000, were expensed in the period. Additionally, costs related to accounting and professional fees increased by approximately $136,000.

G&A expenses related to non-cash, stock option compensation decreased from $1,006,010 for the three months ended March 31, 2013 to $353,885 for the three months ended March 31, 2014, for a decrease of $652,125, or 64.8%. This decrease is related to the final vesting of options in 2013 of the former Chief Executive Officer’s options associated with his employment contract, for a decrease of approximately $531,000. Additionally, in 2013 new grants vested 20% upfront and subsequently over a 24 month period, whereas new grants in 2014 had no upfront vesting and vest over a 48 month period, resulting in higher stock compensation expense for the three months ended March 31, 2013 as compared to the same period in 2014.

Litigation Settlement Contingency

In connection with the unsettled warrant obligation and the need for a loss contingency accrual relating to the associated litigation, the Company determined that a loss was probable and the amount of loss was reasonably estimable, based on the facts and circumstances surrounding the litigation during the last quarter of 2013. The loss contingency amount for the first quarter of 2014 represents the change from the last quarter in 2013 to the estimated number of shares to settle multiplied by the stock price at the end of the quarter plus an additional amount for potential interest charges.

Other Income (Expense)

	2014	2013	$ Change	% Change
		As Restated
Interest and other income	$54,890	$1,777	$53,113	2988.9%
Interest expense	(296,972)	(524,189)	227,217	43.3%
Finance (cost) gain	(50,726)	336,880	(387,606)	(115.1)%
Adjustments to fair value of unsettled warrant obligation	(985,908)	(613,032)	(372,876)	(60.8)%
Adjustments to fair value of derivatives	287,028	166,933	120,095	71.9%
Total non-operating expense	$(991,688)	$(631,631)	$(360,057)

Interest expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 decreased by $227,217 to $296,972 for the three months ended March 31, 2014 compared to $524,189 for the three months ended March 31, 2013. The decrease is due to the discontinuation of interest expense on the Volation and JMJ Financial debt in 2013 and a lower principal balance on the CAMOFI debt in 2014 as compared to 2013.

The change in finance costs during the three months ended March 31, 2014, compared to that of the same period in 2013, relates primarily to warrants that were canceled as part of the Settlement Agreement with the CAMOFI Parties in 2013, resulting in a gain of approximately $390,000.

Adjustments to fair value of unsettled warrant obligation for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013 increased by $372,876. The fair value account adjusts the 63.2 million shares which are contractually obligated by the change in the stock price for each period. The increase in expense resulted from the stock price increasing from approximately $0.06 to $0.08 for the three months ended March 31, 2014 compared to a smaller increase during the same period in 2013, from approximately $0.06 to $0.07.

Adjustment to fair value of derivatives was a gain of $287,028 for the three months ended March 31, 2014 compared to a gain of $166,933 for the three months ended March 31, 2013. The change of $120,095 is primarily due to the valuation of the derivative related to the CAMOFI debentures and the fact that the time to maturity is reduced as well as the outstanding balance of the debt.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Three Months Ended March 31,
	2014	2013
Net cash used in operating activities	$(5,353,622)	$(8,276,448)
Net cash used in investing activities	(91,402)	(107,191)
Net cash provided by financing activities	7,706,756	5,253,221
Net increase (decrease) in cash and cash equivalents	2,261,732	(3,130,418)
Cash and cash equivalents at the end of the period	$4,005,217	4,111,434

Operating Activities

Our net cash used in operating activities during the three months ended March 31, 2014 and 2013 was $5,353,622and $8,276,448, respectively. Net cash used in operating activities decreased in the three months ended March 31, 2014 period compared to the same period in 2013 period despite a larger net loss by approximately $2.1 million and a smaller add back to cash for non-cash compensation expense, including the value of common stock issued for compensation of approximately $1.2 million. Drivers of improved net cash used in operations for the 2014 period were changes in operating assets and liabilities, which improved in 2014 by approximately $3.1 million over the 2013 period and also by an add back to cash for non-cash financing cost generating approximately $3.0 million in improved cash flow in 2014 as compared to 2013. The non-cash financing costs was primarily related to the change in the non-cash warrant holder litigation expense.

Cash Used in Investing Activities

Cash used in investing activities during the three months ended March 31, 2014 and 2013 was $91,402 and $107,191, respectively. Our cash used in investing activities during the three months ended March 31, 2014 was attributed to the purchase of fixed assets.

Cash Flows from Financing Activities

On September 19, 2012, we entered into a purchase agreement, or Purchase Agreement, with Lincoln Park Capital Fund, LLC or Lincoln Park. Pursuant to the Purchase Agreement, we have the right to sell to Lincoln Park up to $35,000,000 in shares of our common stock. Upon signing the Purchase Agreement, Lincoln Park purchased 10,000,000 shares of our common stock for $800,000 as the initial purchase. In addition, we issued 8,750,000 shares of common stock to Lincoln Park as a commitment fee.

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

Cash flows provided by financing activities during the three months ended March 31, 2014 and 2013 was $7,706,756 and $5,253,221, respectively. During the three months ended March 31, 2014, we received $7,706,756 from the issuance of 114,287,000 shares to Lincoln Park as part of the $35,000,000 Purchase Agreement.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of March 31, 2014, we have approximately $4,005,217 in cash.

•	As of March 31, 2014, $6,574,539 is available to us through the Lincoln Park financing arrangement.

•	We continue to repay our debt obligations through the issuance of shares of our common stock, enabling us to use our cash resources to fund our operations.

We believe that our current cash balance, and the $6,574,539 available to us under the Lincoln Park financing arrangement, will be sufficient to fund our operations into the second half of 2014. This belief is based on the assumption that our stock price does not realize any significant or prolonged decreases. Our ability to fund our operations through the Lincoln Park arrangement is highly dependent on our stock price. A significant decline in our share price could force us to curtail our operations in part, or entirely. We are continually in discussions with potential investors and collaborators to explore alternative sources of dilutive and non-dilutive funding, so that we may either extend our ability to fund operations through 2014, and beyond. In addition to exploring new sources of funding we have established contingency budget plans where we can scale back programs and costs to extend our company operations and increase the time to secure proper financing throughout 2014.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended March 31, 2014, it would not have had a material effect on our results of operations or cash flows for that period.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our principal executive and financial officer after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act Rule 13a- 15(e) or Rule 15d-15(e)), with the participation of our management has concluded that as of the end of the period covered by this Quarterly Report on Form 10-Q our disclosure controls and procedures were effective and were designed to ensure that information we are required to disclose in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to management including our principal executive and financial officer as appropriate to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. It should be noted that any system of controls is designed to provide reasonable but not absolute assurances that the system will achieve its stated goals under all reasonably foreseeable circumstances. Our principal executive and financial officer has concluded that our disclosure controls and procedures as of the end of the period covered by this report are effective at a level that provides such reasonable assurances.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2014. Based upon that evaluation, the chief executive and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

As previously described in Item 9A “Controls and Procedures” in our Annual Report on Form 10-K filed for the year ended December 31, 2013, we identified a material weakness in internal controls over financial reporting relating our accounting of derivatives, specifically embedded derivatives relating to anti-dilution ratchet provisions. This material weakness contributed to material post-closing adjustments and restatement of prior period financial statements, which were reflected in the financial statements for the three years ended December 31, 2013.

In connection with the review, we identified a control deficiency relating to the application of applicable accounting literature related to accounting for derivatives. Specifically, the control deficiency related to our interpretation of the FASB Accounting Standards Codification for derivatives (ASC 815) in determining the proper accounting treatment for an embedded derivative with anti-dilution ratchet provisions. The warrant agreement was entered into in 2005 and the applicable ratchet provision extended through January 2009. The resulting unissued share obligation remained an issue through Q3 2013.

Management, with the input, oversight, and support of the Audit Committee has identified and taken the following steps, which management believes have corrected the material weakness described above subsequent to December 31, 2013:

•	in June 2013, we hired a new Chief Financial Officer, who has extensive experience leading the accounting and finance functions at publicly traded companies and adds accounting expertise to our staff. For several years we had outsourced many accounting duties and the previous CEO acted as the company CFO as well;
•	in November 2013, we hired a new Corporate Controller, who has extensive experience leading the accounting and finance functions at publicly traded companies and adds accounting expertise to our staff; and
•	in December 2013, we engaged external advisors knowledgeable in many technical accounting matters, including derivatives to assist us in the interpretation of key technical accounting standards and associated interpretations and the determination of how to adequately apply such standards.

Additionally, we plan to enhance our training programs to ensure that our accounting personnel have the competence and the on-going accounting and financial reporting training necessary for their assigned duties, including specific technical training courses related to derivative accounting and other complex accounting issues.

Other than described above, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are party to litigation matters. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2014 (the “2013 Form 10-K”). During the quarter ended March 31, 2014, there were no material developments to the legal proceedings disclosed in the 2013 Form 10-K.

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

Those risk factors below denoted with a “*” are newly added or have been materially updated from our Annual Report on 10-K filed with the SEC on April 1, 2014.

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

As of May 6, 2014, we have access to approximately $3.1 million in capital under our arrangement with Lincoln Park.

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

*We are subject to litigation that will be costly to defend or pursue and uncertain in its outcome.

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

In addition, in mid-April of 2014 we received a notice of default from CAMOFI Master LDC and CAMZHN Master LDC stating that a failure by us to deliver shares of common stock issuable to this investors under convertible debentures held by these investors event resulted in an event of default under the debentures. In late April 2014, these investors delivered a notice to us stating that all amounts payable under the debentures, subject to adjustment as set forth therein, were immediately due and payable in accordance with their terms. The investors also demanded damages to which we believe they were not entitled and that they did not incur. On May 2, 2014, we paid these holders an amount that we believe satisfies all of our obligations under the debentures. However, there can be no assurance that the holders of the debentures will agree with our position that we have satisfied all of our obligations under the debentures and not pursue additional monetary or other damages.

The amount we may be required to pay, in cash or in stock, in connection with any claim or default event may prove to exceed our estimated reserves and, in the case of payment in the form of stock, may prove to be highly dilutive to our stockholders. Should any judgment or settlement occur that exceeds our estimate, or a new claim arise, or if we become aware of additional information that requires us to adjust our estimation of potential exposure, we may need to adjust our overall reserve and, depending on the amount, such adjustment could be material and adversely affect our operating results or financial condition.

We will need to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

As of March 31, 2014, we had 39 full-time employees. As we mature and undertake the activities required to further develop and commercialize our therapeutic candidates, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

We will require substantial additional resources to fund our operations and to develop our product candidates. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

We currently operate with limited resources. On March 31, 2014, we had a cash balance of approximately $4.0 million, and approximately $6.6 million in capital remained available under our arrangement with Lincoln Park. Based upon current business activities, existing cash resources and our ability to sell shares to Lincoln Park, we forecast having sufficient cash and access to capital to enable us to operate into the second half of 2014. We could make these capital resources last longer, though, that would require the implementation of significant cost-cutting measures. These measures may include reducing our staff and cancelling development programs. Our future capital requirements will depend on many factors, including the:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 31, 2014, we issued various board members 1,227,687 shares of common stock valued at $92,475 as compensation for board services.

We relied on the exemption from registration provided by Section 4(a)2 of the Securities Act, with respect to each of the issuances of unregistered securities set forth above.

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

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ Edward Myles
Edward Myles
Interim President, CFO & Executive Vice President of Corporate Development
Dated: May 8, 2014		(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

