Form 10-Q
period 2014-06-30
ADVANCED CELL TECHNOLOGY, INC.
filed 2014-08-11
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2014

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at August 4, 2014:
Common Stock, $0.001 par value per share	3,363,698,522 shares

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2014 AND DECEMBER 31, 2013

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,062,330	$1,743,485
Other receivables	54,258	209,198
Deferred royalty fees, current portion	62,435	62,435
Prepaid expenses and other current assets	419,541	896,741
Total current assets	4,598,564	2,911,859

Property and equipment, net	808,619	753,576
Deferred royalty fees, less current portion	76,561	107,780
Other assets	58,685	68,801
Deferred costs	–	65,903
TOTAL ASSETS	$5,542,429	$3,907,919

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,346,816	$2,285,331
Accrued expenses	2,618,821	3,545,713
Accrued settlement	3,099,411	4,086,619
Senior secured convertible debentures, current portion, net of discount of $225,324 at December 31, 2013	–	2,174,676
Embedded conversion option liabilities, current portion	–	335,208
Loss contingency accrual	221,581	6,431,979
Unsettled warrant obligation	–	3,899,391
Deferred revenue, current portion	157,872	157,872
Total current liabilities	9,444,501	22,916,789

Senior secured convertible debentures, less current portion, net of discount of $37,553 at December 31, 2013	–	1,162,447
Embedded conversion option liabilities, less current portion	–	327,792
Warrant and option derivative liabilities	270,999	284,799
Deferred revenue, less current portion	1,670,763	1,749,702
Total liabilities	11,386,263	26,441,529

Commitments and contingencies

STOCKHOLDERS' DEFICIT:
Preferred stock, Series B; $0.001 par value; 50,000,000 shares authorized, 750 and 1,000 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively.	1	1
Preferred stock, Series C; $0.001 par value; 50,000,000 shares authorized, 1,750 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	2	2
Common stock, $0.001 par value; 3,750,000,000 shares authorized, 3,307,187,075 and 2,640,264,975 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	3,307,188	2,640,265
Additional paid-in capital	360,462,530	322,683,874
Promissory notes receivable, net of discount of $1,368,433 and $2,018,321, at June 30, 2014 and December 31, 2013, respectively	(31,498,191)	(34,013,395)
Accumulated deficit	(338,115,364)	(313,844,357)
Total stockholders' deficit	(5,843,834)	(22,533,610)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,542,429	$3,907,919

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
		As restated (1)		As restated (1)

Revenue (License fees and royalties)	$39,469	$58,268	$78,937	$146,049
Cost of revenue	15,608	16,859	31,217	51,218
Gross profit	23,861	41,409	47,720	94,831

Operating expenses:
Research and development	2,718,625	2,975,270	5,226,469	6,073,829
General and administrative expenses	2,175,749	2,652,843	5,488,312	5,486,712
Loss on settlement of litigation	11,567,009	–	13,468,547	–
Total operating expenses	16,461,383	5,628,113	24,183,328	11,560,541
Loss from operations	(16,437,522)	(5,586,704)	(24,135,608)	(11,465,710)

Non-operating income (expense):
Interest income	951	1,015	55,840	2,792
Interest expense	(132,532)	(370,228)	(429,504)	(894,417)
Finance (loss) gain	(343,511)	(291,139)	(394,237)	45,741
Adjustment to fair value of unsettled warrant obligation	1,004,867	(556,153)	18,959	(1,169,185)
Fines	–	(587,147)	–	(587,147)
Gain on extinguishment of debt	–	438,587	–	438,587
Adjustments to fair value of derivatives	389,771	57,713	676,800	224,646
Total non-operating income (expense)	919,546	(1,307,352)	(72,142)	(1,938,983)

Loss before provision for income tax	(15,517,976)	(6,894,056)	(24,207,750)	(13,404,693)

Provision for income tax	–	–	–	–
Net loss	$(15,517,976)	$(6,894,056)	$(24,207,750)	$(13,404,693)

Weighted average shares outstanding:
Basic and diluted	2,955,457,728	2,451,694,258	2,845,066,346	2,389,481,712

Loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

(1)	See Note 2 “Restatement of Previously Issued Financial Statements” of Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2014

	Series B		Series C				Additional	Promissory Notes		Total
	Preferred Stock		Preferred Stock		Common Stock		Paid-in	Receivable	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	net	Deficit	Deficit
Balance December 31, 2013	1,000	$1	1,750	$2	2,640,264,975	$2,640,265	$322,683,874	$(34,013,395)	$(313,844,357)	$(22,533,610)

Shares issued for settlements	–	–	–	–	427,373,609	427,374	25,550,226	–	–	25,977,600

Shares issued for services	–	–	–	–	1,927,826	1,973	140,761	–	–	142,734

Redemption of Series B Preferred Stock	(250)	–	–	–	–	–	(3,739,071)	3,668,942	–	(70,129)

Accrued dividends on Series B and C Preferred Stock	–	–	–	–	–	–	1,216,995	–	(1,216,995)	–

Accretion of note receivable discount on Series B and C Preferred Stock	–	–	–	–	–	–	–	(1,153,738)	1,153,738	–

Stock based compensation	–	–	–	–	–	–	566,026	–	–	566,206

Issuance of 10,600,707 shares of common stock as a commitment fee	–	–	–	–	10,600,707	10,601	(10,601)	–	–	–

Issuance of 226,974,958 shares of common stock in financing arrangement	–	–	–	–	226,974,958	226,975	14,054,320	–	–	14,281,295

Net loss for the six months ended June 30, 2014	–	–	–	–	–	–	–	–	(24,207,750)	(24,207,750)

Balance, June 30, 2014 (unaudited)	750	$1	1,750	$2	3,307,187,075	$3,307,188	$360,462,530	$(31,498,191)	$(338,115,364)	$(5,843,834)

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

	Six Months Ended June 30,
	2014	2013
	(Unaudited)	(Unaudited)
		As Restated (1)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,207,750)	$(13,404,693)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	64,342	37,702
Amortization of deferred charges	31,217	81,218
Amortization of deferred revenue	(78,937)	(145,999)
Redeemable preferred stock dividend accrual	–	43,873
Stock based compensation	566,026	2,031,005
Amortization of deferred issuance costs	65,903	303,765
Amortization of discounts	262,877	326,770
Adjustments to fair value of derivatives	(676,800)	(224,646)
Shares of common stock issued for compensation	142,734	849,659
Non-cash financing costs	18,223	(1,154,233)
Loss on settlement of litigation	13,468,547	–
Adjustment to the fair value of unsettled warrant obligation	(18,959)	1,169,185
Gain on debt extinguishment	–	(438,587)
Warrants and options issued for consulting services	–	22,145
Changes in operating assets and liabilities
Prepaid expenses, other assets and other receivables	642,256	(210,873)
Accounts payable and other liabilities	(852,615)	(1,769,780)

Net cash used in operating activities	(10,572,936)	(12,483,489)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	(119,385)	(434,598)
Payment of lease deposits	–	(8,364)

Net cash used in investing activities	(119,385)	(442,962)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,281,295	11,748,653
Repayment of senior secured convertible debentures	(1,200,000)	(600,000)
Redemption of 250 shares of Series B Preferred Stock, net	(70,129)	–
Net cash provided by financing activities	13,011,166	11,148,653

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,318,845	(1,777,798)

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	1,743,485	7,241,852

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$4,062,330	$5,464,054

CASH PAID FOR:
Interest	$100,724	$192,000
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Accrued dividends on Series B and C Preferred Stock	$1,216,995	$1,155,397
Accretion of note receivable discount on Series B and C Preferred Stock	$1,153,738	$1,165,702
Issuance of 427,373,609 and 100,283,406 shares of common stock for accrued settlement	$25,977,600	$5,700,000
Conversion of Series A Preferred stock for 27,522,833 shares of common stock	$–	$1,912,837
Issuance of 10,606,707 shares of common stock as commitment financing fee	$698,926	$–

(1)	See Note 2 “Restatement of Previously Issued Financial Statements” of Notes to Consolidated Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATIONAL MATTERS

The unaudited consolidated financial statements have been prepared by Advanced Cell Technology, Inc. and Subsidiary (collectively the “Company”), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished herein reflects all adjustments (consisting of normal recurring accruals and adjustments) which are, in the opinion of management, necessary to fairly present the operating results for the respective periods. Certain information and footnote disclosures normally present in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to such rules and regulations. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2014. The results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

Organization and Nature of Business

The Company is a biotechnology company, incorporated in the state of Delaware, engaged in the development and commercialization of human pluripotent stem cell technology in the field of regenerative medicine. The Company is conducting clinical trials for treating dry age-related macular degeneration and Stargardt’s macular degeneration, in addition to several clinical and preclinical programs for other ocular therapies. The Company also has a preclinical development pipeline in areas outside of ophthalmology, including; autoimmune diseases, inflammatory diseases, and wound healing. The Company’s intellectual property portfolio includes pluripotent human embryonic stem cell, or hESC; induced pluripotent stem cell, or iPSC, platforms; and other cell therapy research programs. The corporate headquarters and principle laboratory and manufacturing facilities are located in Marlborough, Massachusetts.

2. RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS

On March 10, 2014, the Company concluded that its previously issued consolidated financial statements required a restatement for the years ended December 31, 2012 and 2011. The Company determined that a misapplication of accounting guidance relating to certain warrants and an associated full-ratchet anti-dilution feature that was included in these warrants occurred. Additionally the Company concluded that it had an error with its stock compensation accounting as a result of having inadequate authorized, unissued shares available for its outstanding options in certain periods. As a result of these errors the Company determined that its financial statements for the following periods (the “Applicable Periods”) required a restatement and could no longer be relied upon: the fiscal years ended December 31, 2009, December 31, 2010, December 31, 2011 and December 31, 2012; each quarterly period in 2011 and 2012; and the first three quarterly periods in its fiscal year ended December 31, 2013.

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

Management further determined that as of the end of the pricing period an adjustment to the shares and purchase price of the shares should have taken place per the full ratchet anti-dilution feature of the warrant. As the matter went to litigation this contractual obligation was never settled and became fixed at 63.2 million shares with a floor price of $0.06. This unsettled warrant contractual obligation should have been recorded from the end of the pricing period until settlement with accounting treatment, under ASC 815, requiring mark-to-market adjustments at each reporting date.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following tables summarize the effects of the restatement on the Company’s previously issued condensed consolidated financial statements:

Summary of increases (decreases) in net loss (unaudited)

	Three months ended June 30, 2013	Six months ended June 30, 2013

Net loss, as previously reported	$(6,611,346)	$(13,024,387)
Net adjustments
Research and development	(113,033)	(219,592)
General and administrative expenses	(9,524)	(17,529)
Adjustments to fair value of unsettled warrant obligation	(160,153)	(143,185)
Net loss, restated	$(6,894,056)	$(13,404,693)
Basic loss per share:
Net loss, as previously reported	$(0.00)	$(0.01)
Net adjustments
Research and development	(0.00)	(0.00)
General and administrative expenses	(0.00)	(0.00)
Adjustments to fair value of unsettled warrant obligation	0.00	0.00
Net loss, restated	$(0.00)	$(0.01)
Diluted loss per share:
Net loss, as previously reported	$(0.00)	$(0.01)
Net adjustments
Research and development	(0.00)	(0.00)
General and administrative expenses	(0.00)	(0.00)
Adjustments to fair value of unsettled warrant obligation	0.00	0.00
Net loss, restated	$(0.00)	$(0.01)
Weighted average shares used in computing net loss per share:
Basic	2,451,694,258	2,389,481,712
Diluted	2,451,694,258	2,389,481,712

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2013

	Three months ended June 30, 2013
	As Previously Reported	Adjustments	As Restated

Revenue	$58,268		$58,268
Cost of revenue	16,859		16,859
Gross profit	41,409	–	41,409
Operating expenses:
Research and development	2,862,237	113,033	2,975,270
General and administrative expenses	2,643,319	9,524	2,652,843
Total operating expenses	5,505,556	122,557	5,628,113
Loss from operations	(5,464,147)	(122,557)	(5,586,704)
Non-operating income (expense):
Interest income	1,015		1,015
Interest expense and late fees	(370,228)		(370,228)
Finance gain (cost)	(687,139)	396,000	(291,139)
Fines and penalties	(587,147)		(587,147)
Gain on extinguishment of debt	438,587		438,587
Adjustments to fair value of unsettled warrant obligation	–	(556,153)	(556,153)
Adjustments to fair value of derivatives	57,713		57,713
Total non-operating expense	(1,147,199)	(160,153)	(1,307,352)
Loss before provision for income tax	(6,611,346)	(282,710)	(6,894,056)
Provision for income tax	–	–	–
Net loss	$(6,611,346)	$(282,710)	$(6,894,056)
Loss per share:
Basic	$(0.00)	$(0.00)	$(0.00)
Diluted	(0.00)	(0.00)	(0.00)
Weighted average shares outstanding:
Basic	2,451,694,258	–	2,451,694,258
Diluted	2,451,694,258	–	2,451,694,258

Consolidated Statements of Operations (unaudited) for the six months ended June 30, 2013

	Six months ended June 30, 2013
	As Previously Reported	Adjustments	As Restated

Revenue	$146,049		$146,049
Cost of revenue	51,218		51,218
Gross profit	94,831	–	94,831
Operating expenses:
Research and development	5,854,237	219,592	6,073,829
General and administrative expenses	5,469,183	17,529	5,486,712
Total operating expenses	11,323,420	237,121	11,560,541
Loss from operations	(11,228,589)	(237,121)	(11,465,710)
Non-operating income (expense):
Interest income	2,792		2,792
Interest expense and late fees	(894,417)		(894,417)
Finance gain (cost)	(980,259)	1,026,000	45,741
Fines and penalties	(587,147)		(587,147)
Gain on extinguishment of debt	438,587		438,587
Adjustments to fair value of unsettled warrant obligation	–	(1,169,185)	(1,169,185)
Adjustments to fair value of derivatives	224,646		224,646
Total non-operating expense	(1,795,798)	(143,185)	(1,938,983)
Loss before provision for income tax	(13,024,387)	(380,306)	(13,404,693)
Provision for income tax	–	–	–
Net loss	$(13,024,387)	$(380,306)	$(13,404,693)
Loss per share:
Basic	$(0.01)	$(0.00)	$(0.01)
Diluted	(0.01)	(0.00)	(0.01)
Weighted average shares outstanding:
Basic	2,389,481,712	–	2,389,481,712
Diluted	2,389,481,712	–	2,389,481,712

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Consolidated Statement of Cash Flows Impact

The following table includes selected information from the Company’s consolidated statements of cash flows presenting previously reported and restated cash flows, for the six months ended June 30, 2013:

	For the six months ended
	June 30, 2013
	As Previously Reported	As Restated

Net loss	$(13,024,387)	$(13,404,693)
Stock based compensation	1,793,884	2,031,005
Adjustments to fair value of unsettled warrant obligation	–	1,169,185
Non-cash financing costs	(128,233)	(1,154,233)
Net cash used in operating activities	(12,483,489)	(12,483,489)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation —The Company follows accounting standards set by the Financial Accounting Standards Board, FASB. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, GAAP. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or ASC.

The accompanying consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the company as a going concern. However, as of June 30, 2014, the Company has an accumulated deficit of $338.1 million. The ability to continue as a going concern is dependent upon many factors, including the Company’s ability to raise additional capital in a timely manner. The Company entered into an agreement for a $30 million equity line arrangement in late June 2014. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of June 30, 2014 and December 31, 2013, the Company had deposits in excess of federally-insured limits totaling $3,678,495 and $1,668,232, respectively.

Commitments and Contingencies — The Company is subject to various claims and contingencies related to lawsuits as well as commitments under contractual and other obligations. The Company recognizes liabilities for contingencies and commitments when a loss is probable and can be reasonably estimated.

Relating to loss contingencies the Company accrues the best estimate of a loss within a range. If no estimate in a range is better than any other, the minimum amount is accrued. The Company discloses a reasonably possible loss in excess of the amount accrued, if applicable. For reasonably possible loss contingencies the Company discloses the nature of the loss contingency and give a range of the estimate of possible loss or state that an estimate cannot be made.

Grant Received — From time to time, the Company participates in research grants both as an initiator of grants as well as a sub-recipient of grant funds. The Company incurs costs for the grant and is subsequently reimbursed for these expenses by grant receipts. The Company records such receipts as a reduction in research and development costs. For the three and six months ended June 30, 2014, the Company had no research grants recorded. For the three and six months ended June 30, 2013, the Company recorded $60,022 and $120,044, respectively, as a reduction in research and development costs.

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

Long-Lived Assets— The Company follows ASC 360-10, “Property, Plant, and Equipment,” which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. Through June 30, 2014, the Company had not experienced impairment losses on its long-lived assets.

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

The binomial lattice relies on the following Level 3 inputs: (1) expected volatility of the Company’s common stock; (2) potential discount for illiquidity of large blocks of the Company’s common stock, and (3) discount rate for contractual debt principal and interest payments. The fair value of the embedded beneficial conversion feature is estimated as the difference between the fair value of the notes with and without the conversion feature. The fair value of the notes without the conversion feature is determined using one Level 3 input, the discount rate for contractual debt interest and principal payments.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At June 30, 2014, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of June 30, 2014	Fair Value Measurements at June 30, 2014 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant and option derivative liabilities	$270,999	$–	$–	$270,999

Total	$270,999	$–	$–	$270,999

The following tables reconcile the change in fair value for measurements categorized within Level 3 of the fair value hierarchy:

Warrant and Option Derivative Liabilities
Balance at December 31, 2013	$284,799
Total (gains) for the period included in earnings	(13,800)
Balance at June 30, 2014	$270,999

Embedded Conversion Option Liabilities
Balance at December 31, 2013	$663,000
Total (gains) for the period included in earnings	(663,000)
Balance at June 30, 2014	$–

Gains and losses included in earnings for the six months ended June 30, 2014 are reported as follows:

Warrant and Option Derivative Liabilities
Total gain included in earnings	$13,800

Embedded Conversion Option Liabilities
Total gain included in earnings	$663,000

The following table provides quantitative information about measurements categorized within Level 3 of the fair value hierarchy:

	Fair Value at
	June 30,	Valuation
Description	2014	Technique	Unobservable Input	Value
Warrant and Option derivative liabilities	$270,999	Black Scholes Model	Expected volatility of the Company's common stock	65% - 90%

For the three and six months ended June 30, 2014 the Company recognized a gain of $389,771 and $676,800, respectively, for the changes in the valuation of derivative liabilities. For the three and six months ended June 30, 2013 the Company recognized a gain of $57,713 and $224,646, respectively, for the changes in the valuation of derivative liabilities.

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

In connection with its license agreements, the Company recorded $39,469 and $78,937 in license fee revenue for the three and six months ended June 30, 2014, respectively, in its consolidated statements of operations, and recorded $58,268 and $146,049 in license fee revenue for the three and six months ended June 30, 2013, respectively.

The remainder of the license fees have been accrued in deferred revenue at June 30, 2014 and December 31, 2013, respectively.

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

Share-Based Compensation — The Company records stock-based compensation in accordance with ASC 718, “Compensation – Stock Compensation.” ASC 718 requires companies to measure compensation cost for stock-based employee compensation at fair value at the grant date and recognize the expense over the employee’s requisite service period. The Company recognizes in the statement of operations the grant-date fair value of stock options and other equity-based compensation issued to employees and non-employees. There were 125,658,698 options outstanding as of June 30, 2014.

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

At June 30, 2014 and 2013, approximately 133,035,654 and 168,401,502 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

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

Recent Accounting Pronouncements - During the quarter ended June 30, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The new standard will be effective for the Company on January 1, 2017. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations.

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

4. INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“CHA”), formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will develop human blood cells and other clinical therapies based on the Company’s hemangioblast program, one of the Company’s core technologies. Under the terms of the agreement, the Company purchased upfront a 33% interest in the joint venture, and will receive another 7% interest upon fulfilling certain obligations under the agreement over a period of 3 years. The Company’s contribution includes (a) the uninterrupted use of a portion of its leased facility at the Company’s expense, (b) the uninterrupted use of certain equipment in the leased facility, and (c) the release of certain of the Company’s research and science personnel to be employed by the joint venture. In return, for a 60% interest, CHA has agreed to contribute $150,000 cash and to fund all operational costs in order to conduct the hemangioblast program. Effective May 1, 2010, the Company was no longer obligated to provide laboratory space to SCRMI. As of June 30, 2014, the Company holds a 40% interest in the joint venture and CHA owns a 60% interest. The two partners to the joint venture are in negotiations on further funding of the joint venture, but there can be no assurances that an agreement will be reached. Any financial statement impact at this time is unclear should an agreement not be reached.

The Company has agreed to collaborate with the joint venture in securing grants to further research and development of its technology. Additionally, SCRMI has agreed to pay the Company a fee of $500,000 for an exclusive, worldwide license to the Hemangioblast Program. The Company recorded $7,353 and $14,706 in license fee revenue for the three and six months ended June 30, 2014, respectively, and $7,353 and $14,706 in license fee revenue for the three and six months ended June 30, 2013, respectively, in the consolidated statements of operations, and the balance of unamortized license fee of $337,010 and $351,715 is included in deferred revenue in the accompanying consolidated balance sheets at June 30, 2014 and December 31, 2013, respectively.

On July 15, 2011, the Company and CHA entered into a binding term sheet, with the expectation of entering into a future definitive agreement, in which the joint venture was realigned around both product development rights and research responsibilities. Under the terms of the binding term sheet, SCRMI exclusively licensed the rights to the Hemangioblast Program to the Company for United States and Canada and expanded the jurisdictional scope of the license to CHA to include Japan (in addition to South Korea, which was already exclusively licensed to CHA). As part of the agreement, the scientists at SCRMI involved in the Hemangioblast Program were transferred to the Company, and SCRMI discontinued its research activity and became solely a licensing entity. The Company is obligated to meet a minimal research spending requirement of $6.75 million by July 31, 2014 in order to maintain its exclusive license, up to the point of filing an investigational new drug for a therapeutic product. Intellectual property rights created by the Company in the course of its research are subject to a non-exclusive license to CHA for Japan and South Korea, and to SCRMI to be sub-licensable under certain circumstances for countries other than the United States, Canada, Japan and South Korea. Pursuant to the agreement, the Company paid $820,000 to SCRMI which is recorded to “losses attributable to equity method investments.” By filing the investigational new animal drug application on September 12, 2013 with the Federal Drug Administration, the Company has met the commitment required to maintain its exclusive license.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table is a summary of key financial data for the joint venture as of and for the six months ended June 30, 2014 and 2013:

	June 30,
	2014	2013
Current assets	$257,400	$191,544
Noncurrent assets	1,298,307	1,245,289
Current liabilities	292,116	294,165
Noncurrent liabilities	1,729,495	2,021,611
Net revenue	146,058	146,058
Net income (loss)	$101,095	$84,638

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Machinery & equipment (1)	$1,135,385	$1,086,800
Computer equipment	64,967	49,707
Office furniture	49,560	38,783
Leasehold improvements (1)	604,732	559,969
	1,854,644	1,735,259

Accumulated depreciation	(1,046,025)	(981,683)
Property and equipment, net	$808,619	$753,576

(1)	The June 30, 2014 balances include approximately $133,038 in machinery & equipment and $366,223 in leasehold improvements that were not yet placed in service at June 30, 2014 and therefore had not started being depreciated as of that date.

Depreciation expense for the three and six months ended June 30, 2014 amounted to $33,382 and $64,342, respectively. Depreciation expense for the three and six months ended June 30, 2013 amounted to $19,850 and $37,702, respectively.

6. ACCRUED SETTLEMENT

The accrued settlement is comprised of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
SEC Civil Action	$2,724,411	$4,086,619
SEC Section 16 Investigation	375,000	–
Total	$3,099,411	$4,086,619

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In December 2013, the Company settled the civil action. Under the terms of the settlement accepted by the SEC, the Company consented to entry of judgment under which it neither admits nor denies liability and has agreed to disgorgement of $3.5 million in proceeds from the transactions in question. In addition, the Company will pay approximately $587,000 in pre-judgment interest. The total amount due, approximately $4.1 million, will be paid over six equal quarterly installments. The first installment was placed into escrow in July 2013 and was applied to the aggregate amount due upon the acceptance by the SEC of the settlement agreement. The next installment was due and paid in April 2014 and the most recent payment was due and paid in July 2014. In addition, the settlement permanently restrains and enjoins the Company from violations of Sections 5(a) and 5(c) of the Securities Act, Section 13(a) of the Exchange Act and Rule 13a-11 under the Exchange Act.

SEC Section 16 Investigation

In April 2013, it was determined that Gary Rabin, our former Chief Executive Officer, failed to report 27 transactions in which Mr. Rabin sold shares of the Company’s common stock that took place between February 7, 2011 and January 10, 2013. The Company was advised that the SEC was investigating transactions involving sales of shares of our common stock that the former Chief Executive Officer failed to report in a timely manner on Form 4 under Section 16 of the Exchange Act. The Company has discussed a resolution to the matter with the SEC and has recorded the $375,000 as the expected settlement amount.

7. CONVERTIBLE PROMISSORY NOTES

CAMOFI Senior Secured Convertible Debentures

On January 11, 2013 the Company entered into a settlement agreement and mutual release (“the Settlement Agreement”) with CAMOFI Master LDC (“CAMOFI”) and CAMZHN Master LDC (“CAMHZN” and together with CAMOFI, the “CAMOFI Parties”), relating to the lawsuit between the Settling Parties, as plantiffs, and the Company, as defendant, in the Supreme Court of New York. Pursuant to the Settlement Agreement the Company issued Debentures in the principal amount of $4,732,781 and $1,267,219 to CAMOFI and CAMHZN, respectively (together the “Debentures”).

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

On April 29, 2014, the Company received an Acceleration Notice from the CAMOFI Parties of a declaration that the aggregate principal amount remaining under the Debentures due June 30, 2015 issued by the Company and held by each of CAMOFI Parties subject to adjustment as set forth therein, together with any other amounts owed under the Debentures were immediately due and payable in accordance with their terms. The Acceleration Notice followed the delivery of a notice to the Company on April 15, 2014 stating that, due to the Company’s failure to deliver shares of common stock issuable to the CAMOFI Parties within three days of a conversion event, an “Event of Default” had occurred and the CAMOFI Parties were reserving all rights held by them arising from such Event of Default. At the time of the conversion event, the Company determined not to deliver the shares to the CAMOFI Parties in order to comply with applicable securities laws. The Company later delivered the shares to the CAMOFI Parties in compliance with applicable securities laws, prior to the delivery of the Default Notice.

On May 2, 2014 the Company paid to the CAMOFI Parties an aggregate amount of approximately $1,616,000 calculated in accordance with the payment acceleration provisions of the Debentures and satisfying the Company’s obligations under the Debentures. The payment represented the remaining $1,200,000 in principal Debentures due and an additional amount of approximately $416,000, which represented penalties, interest and legal cost reimbursement to the CAMOFI Parties. With the payment, the Company satisfied in full its obligations under the Debentures and the terms of the Settlement Agreement and Mutual Release dated as of December 31, 2012 pursuant to which the Debentures were issued in January 2013. The Company received correspondence from the CAMOFI Parties stating that they believe the aggregate amount due to be different than the amount the Company paid. The Company believes that its interpretation of the Debentures is accurate and complete.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Debentures had contained an embedded beneficial conversion feature as the Debentures are convertible at a price per share of common stock equal to 80% of VWAP of the ten consecutive trading days prior to the conversion date. The embedded beneficial conversion feature was modeled using a binomial lattice model, and had a calculated value at December 31, 2013 of $663,000. The Company recorded a gain of $663,000 for the change in the fair value of the embedded conversion option liability for the six months ended June 30, 2014 as the derivative was recorded at $0 at June 30, 2014 with the retirement of the remaining debentures.

The Company recorded a debt discount of $725,000, which was to be amortized over the life of the note using the effective interest rate of 22.9%. The unamortized discount balance of $108,229 was written off to interest expense with the retirement of the remaining outstanding debentures.

8. LOSS CONTINGENCY ACCRUAL

The loss contingency accrual is comprised of the following at June 30, 2014 and December 31, 2013:

	June 30,	December 31,
	2014	2013
Warrant holder litigation	$–	$6,228,621
Miscellaneous settlements	221,581	203,358
Total	$221,581	$6,431,979

Warrant holder litigation

On June 4, 2014, the Company entered into a settlement agreement (the “June 2014 Agreement”) with each of Gary D. Aronson (“Aronson”), John S. Gorton, individually and as trustee of the John S. Gorton Separate Property Trust dated March 3, 1993 (“Gorton”), herronlaw apc, attorneys for Aronson (“Herron”), Miller and Steele LLP, attorneys for Gorton (“Miller/Steele”) and Michael A. Bourke, attorney for both Aronson and Gorton (“Bourke”). The June 2014 Agreement relates to previously disclosed lawsuits filed against the Company by each of Aronson and Gorton in August 2011 in the United States District Court for the District of Massachusetts claiming that the Company breached an anti-dilution provision contained in warrants held by each of Aronson and Gorton as a result of certain transactions between the Company and other third-party investors.

Pursuant to the settlement agreement, in exchange for dismissal of the lawsuit by the warrant holders, the Company issued 384,000,000 shares of its common stock. On the date of the settlement the shares were valued at $.0614 per share for a total value of $23,577,600. With the settlement the Company reversed the existing accruals recorded for warrant holder litigation under loss contingency as well as under the unsettled warrant obligation. As a result the Company recorded a loss on settlement of litigation of $11,567,009 and $13,468,547 for the three and six months ended June 30, 2014, respectively. (see Note 9).

At December 31, 2013 the Company had determined that a loss was probable and the amount of loss was reasonably estimable, based on the facts and circumstances surrounding the litigation during the last quarter of 2013. The loss contingency represented the estimated number of shares to settle above a determined share amount necessary to settle the warrant share obligation plus an additional amount for potential interest charges.

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

9. Unsettled Warrant obligation

The Company determined that it had an unsettled warrant obligation related to two warrant agreements entered into in 2005. The warrant agreement had anti-dilution ratchet provisions which the Company determined led to a contractual obligation, which became fixed on January 15, 2009, to issue approximately 63.2 million common shares. The Company further determined that those common shares represent a liability which should be recorded at fair value at each accounting period with changes to that fair value being recorded in earnings. Fair value is based on the share obligation multiplied by the stock price at the end of each reporting period, with a liability “floor” established, at $0.06 per share, based on the stock price at the time the ratchet provision was triggered. At December 31, 2013 the liability has been recorded at $3,899,391.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In June 2014, the warrant holder litigation with Aronson and Gorton was settled as the Company entered into a settlement agreement with the parties, thus eliminating the unsettled warrant obligation accrual at June 30, 2014 (see Note 8). The Company conducted a final valuation of the 63.2 million shares of unsettled warrant obligation on the day of settlement, June 4, 2014, and the liability was adjusted to $3,880,431 before being adjusted for the settlement. As a result of this final valuation the Company recorded $1,004,867 through earnings during the three months ended June 30, 2014.

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

Dividends

Commencing on the date of the issuance of any shares of Series B preferred stock, Holders of Series B preferred stock will be entitled to receive dividends on each outstanding share of Series B preferred stock, which will accrue in shares of Series B preferred stock at a rate equal to 10% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series B preferred stock. Accrued dividends were $2,980,258 and $3,587,748 at June 30, 2014 and December 31, 2013, respectively.

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

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

Related Secured Promissory Notes Receivable:

In accordance with the terms of the Series B preferred stock agreement, Optimus issued to the Company a secured promissory note in consideration for receiving and exercising warrants under each tranche. The value of each secured promissory note equals the value of the warrants that Optimus received. Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The note is secured by freely tradable marketable securities belonging to Optimus. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series B preferred stock held by Optimus, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at June 30, 2014 and December 31, 2013.

June 2014 Redemption

In June 2014 the Company redeemed 250 shares of the Series B preferred, all of which were upon or after the fourth anniversary of their initial issuance date, representing three separate tranches. As part of the redemption, the promissory notes receivable balances for these tranches were netted against the accrued dividends payable, with the net dividend payable balance of $70,129 being paid out in cash and a charge being recorded to stockholders equity.

The value of the secured promissory notes in the consolidated balance sheet was $10,448,835, net of discounts of $403,049 and accrued interest of $726,884 at June 30, 2014, reflecting a face value of $10,125,000. The value of the secured promissory notes in the consolidated balance sheet was $13,561,607, net of discounts of $654,559 and accrued interest of $716,166 at December 31, 2013, reflecting a face value of $13,500,000. The Company determined that a 10% discount is appropriate, in order to consistently reflect the Company’s cost of borrowing under the terms of the underlying Series B preferred stock that permits offset. The Company recorded an initial discount on the promissory notes in the amount of $3,519,238 during the year ended December 31, 2010. The Company accretes interest at 10% over the respective four-year terms of the promissory notes.

During the three and six months ended June 30, 2014 the Company accreted interest on the promissory notes in the amount of $298,006 and $556,170, respectively, and during the three and six months ended June 30, 2013, the Company accreted interest on the promissory notes in the amount of $312,116 and $601,958, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series B preferred stock during the three and six months ended June 30, 2014 of $297,448 and $631,581 respectively and during the three and six months ended June 30, 2013 of $312,718 and $603,119, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

As of June 30, 2014 and December 31, 2013, 750 and 1,000 shares of Series B preferred stock, respectively, were outstanding. As of June 30, 2014, the Company has drawn the entire commitment of $10,000,000.

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

As of June 30, 2014 and December 31, 2013, the Company had drawn $17,500,000 of the $25,000,000 commitment.

Dividends

Commencing on the date of the issuance of any shares of Series C preferred stock, holders of Series C preferred stock will be entitled to receive dividends on each outstanding share of Series C preferred stock, which will accrue in shares of Series C preferred stock at a rate equal to 6% per annum from the issuance date compounded annually. Accrued dividends will be payable upon redemption of the Series C preferred stock. Accrued dividends were $3,040,267 and $2,454,853 at June 30, 2014 and December 31, 2013, respectively.

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

Related Secured Promissory Notes Receivable:

As of June 30, 2014, Socius has issued $21,000,000 in notes receivable in accordance with the terms of the Series C Purchase Agreement. Interest on the notes accrues at 2% per year, compounding annually if the interest remains unpaid at the end of each year. The notes are secured by freely tradable marketable securities belonging to Socius. Each promissory note matures on the fourth anniversary of its issuance.

In the event the Company redeems all or a portion of any shares of Series C preferred stock held by Socius, the Company will be permitted to offset the full amount of such proceeds against amounts outstanding under the promissory notes. Accordingly, the Company included the discounted value of the secured promissory notes as a separate component of stockholders’ deficit at June 30, 2014 and December 31, 2013.

At June 30, 2014, the value of the secured promissory notes in the consolidated balance sheet was $21,049,355, net of discounts of $965,383 and accrued interest of $1,014,738, reflecting a face value of $21,000,000.

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

During the three and six months ended June 30 2014, the Company accreted interest on the promissory note in the amount of $303,641 and $597,568, respectively, and during the three and six months ended June 30, 2013 the Company accreted interest on the promissory note in the amount of $286,454 and $563,744, respectively, which was recorded in accumulated deficit during the periods then ended. The Company recorded dividends on its Series C preferred stock during the three and six months ended June 30, 2014, of $295,743 and $585,414, respectively and recorded dividends of $279,003 and $552,277 during the three and six months ended June 30, 2013, respectively. The accrued dividends are offset by the accretion of the note receivable discount.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has classified the Series C preferred stock in the equity section in its consolidated balance sheets. As of June 30, 2014 and December 31, 2013, 1,750 shares of Series C preferred stock were outstanding.

12. WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
	Number of	Exercise	Contractual	Value
	Warrants	Price $	Life (in years)	(000)$
Outstanding, December 31, 2013	7,829,883	0.28	1.82	–
Granted	–	–
Exercised	–	–
Forfeited/Canceled	(452,927)	0.10
Outstanding, June 30, 2014	7,376,956	0.29	1.41
Exercisable, June 30, 2014	7,376,956	0.29	1.41	–

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about warrants outstanding and exercisable at June 30, 2014:

	Warrants Outstanding and Exercisable
		Weighted	Weighted
		Average	Average
Exercise	Number	Remaining	Exercise
Price $	of Shares	Life (Years)	Price $
.10 - .11	2,786,320	0.50	0.10
.20 - .30	1,630,000	1.50	0.25
.38-.39	1,330,636	3.07	0.39
.40-.45	815,000	1.50	0.45
0.70	815,000	1.50	0.70
	7,376,956

13. STOCKHOLDERS’ DEFICIT TRANSACTIONS

On June 27, 2014, the Company entered into a purchase agreement with Lincoln Park Capital Fund, LLC, (“Lincoln Park”) pursuant to which the Company has the right to sell to Lincoln Park up to $30,000,000 in shares of its common stock, subject to certain limitations set forth in the purchase agreement.

On June 27, 2014, the Company and Lincoln Park also entered into a registration rights agreement, pursuant to which the Company is required to file a registration statement with the SEC to register the resale of the shares of common stock issued and issuable to Lincoln Park, pursuant to the purchase agreement.

Upon the satisfaction of the conditions set forth in the purchase agreement, including the registration statement being declared effective by the SEC, the Company has the right over a 36-month period to sell up to an additional $30,000,000 million worth of shares of its Common Stock to Lincoln Park, upon the terms set forth in the purchase agreement. Pursuant to the purchase agreement, the purchase price of such common stock will be based on the prevailing market price of the Company’s common stock immediately preceding the time of sales, with the Company controlling the timing and amount of any future sales, if any, of common stock to Lincoln Park. There are no upper limits to the price Lincoln Park may pay to purchase the Company’s common stock. Lincoln Park shall not have the right or the obligation to purchase any shares of common stock on any business day that the closing price of the Company’s common stock is below a floor price as provided in the purchase agreement. The purchase price means, with respect to any regular purchase, the lower of: (i) the lowest sale price on the applicable purchase date and (ii) the arithmetic average of the three (3) lowest closing sale prices for the common stock during the ten (10) consecutive business days ending on the business day immediately preceding such purchase date (in each case, to be appropriately adjusted for any reorganization, recapitalization, non-cash dividend, stock split or other similar transaction that occurs on or after the date of this Agreement). However, the purchase price cannot be below $0.03.

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The purchase agreement contains customary representations, warranties, covenants, closing conditions and indemnification and termination provisions by, among and for the benefit of the parties. Lincoln Park has covenanted not to cause or engage in any manner whatsoever, any direct or indirect short selling or hedging of the Company’s common stock. The purchase agreement may be terminated by the Company at any time at its discretion without any cost to the Company. The proceeds received by the Company under the purchase agreement are expected to be used to fund the Company’s clinical activities.

In consideration for entering into the purchase agreement, the Company issued to Lincoln Park 10,600,707 shares of its common stock as a commitment fee. The shares related to the commitment fee have been issued in reliance on an exemption from registration under the Securities Act of 1933, as amended pursuant to Section 4(a)(2) thereof and Regulation D promulgated thereunder, and will be registered for resale on the registration statement that the Company must file pursuant to the purchase agreement and the Registration Rights Agreement. The shares related to the commitment fee are fully earned as of the date of the agreement. There were no other considerations given to Lincoln Park for entering into this agreement with the Company.

From January 1, 2014 to June 30, 2014, Lincoln Park purchased 226,974,958 shares of common stock for cash proceeds of $14,281,295.

From January 27, 2014 to June 30, 2014, the Company issued an aggregate of 427,373,609 shares in settlements, including 384,000,000 shares in settlement of the Aronson-Gorton warrant holder litigation valued at $23,577,600 and 43,373,609 shares in settlement of $2,400,000 Debentures to the CAMOFI Parties as required by the Settlement Agreement.

During the six months ended June 30, 2014, the Company issued various board members 1,972,826 shares of common stock valued at $142,734 as compensation for board services.

14. STOCK-BASED COMPENSATION

Stock Plans

			Options/Shares
	Options/Shares	Options	Available	Total
Stock Plan	Issued	Outstanding	For Grant	Authorized
2004 Stock Plan	2,492,000	70,000	1,215,104	2,800,000
2004 Stock Plan II	650,000	420,000	651,161	1,301,161
2005 Stock Plan	158,079,319	125,168,698	423,759,464	581,838,783
	161,221,319	125,658,698	425,625,729	585,939,944

Stock Option Activity

A summary of option activity for the six months ended June 30, 2014 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2013	118,278,611	$0.19	6.95	$10,319
Granted	16,075,000	0.08
Exercised	–	–
Forfeited/canceled	(8,694,913)	0.31
Outstanding, June 30, 2014	125,658,698	0.17	7.16	65,824

Vested and expected to vest at June 30, 2014	122,815,109	$0.17	7.10	$63,642

Exercisable, June 30, 2014	103,784,935	$0.19	6.69	$49,039

ADVANCED CELL TECHNOLOGY, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The following table summarizes information about stock options outstanding and exercisable at June 30, 2014.

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
Exercise	Number	Exercise	Remaining	Number	Exercise	Remaining
Price	of Shares	Price	Life (Years)	of Shares	Price	Life (Years)
$0.05 - 0.0799	23,305,714	$0.07	9.05	14,251,547	$0.07	9.02
0.08 - 0.10	42,329,081	0.09	7.43	29,509,485	0.09	6.52
0.101 - 0.157	20,250,000	0.15	6.96	20,250,000	0.15	6.96
0.158 - 0.21	25,634,166	0.19	6.23	25,634,166	0.19	6.23
0.22 - 0.45	10,420,000	0.37	6.74	10,420,000	0.37	6.74
0.46 - 0.85	3,114,737	0.85	0.59	3,114,737	0.85	0.59
$0.86 - 2.48	605,000	$2.02	1.38	605,000	$2.02	1.38
	125,658,698			103,784,935

The assumptions used in calculating the fair value of options granted using the Black-Scholes option- pricing model for options granted during the three months ended June 30, 2014 are as follows:

	June 30,	June 30,
	2014	2013
Risk-free interest rate	0.02 – 2.27%	0.76 - 1.91%
Expected life of the options	5.00 - 6.25 years	5.00 - 6.50 years
Expected volatility	112 - 148%	160%
Expected dividend yield	0%	0%
Expected forfeitures	13%	13%

The weighted average grant-date fair value for the options granted during the six months ended June 30, 2014 and 2013 was $0.0768 and $0.08, respectively.

Stock-based compensation expense to employees for the three and six months ended June 30, 2014 was $219,611 and $566,206 and for the three and six months ended June 30, 2013 was $898,381 and $2,031,005, respectively.

The compensation expense related to the unvested options as of June 30, 2014, was $1,400,227 which will be recognized over the weighted average period of 2.81 years.

15. SUBSEQUENT EVENTS

On various dates from July 1, 2014 through August 4, 2014, Lincoln Park purchased 26,511,447 shares of common stock for cash proceeds to the Company of $1,852,618.

On June 24, 2014, the Company issued a press release announcing that it had named Paul K. Wotton as its Chief Executive Officer. Dr. Wotton’s employment with the Company began on July 21, 2014.

On August 7, 2014, the Company redeemed 750 shares of its Series B Preferred Stock and the associated outstanding dividends payable from Optimus Life Sciences Capital Partners, LLC, or Optimus, in exchange for (i) cancellation of the secured promissory notes and associated accrued interest of $10,874,257, issued to the Company by Optimus and (ii) $25,000 cash. Following this repurchase, the Company has zero shares of Series B Preferred Stock outstanding.

On August 7, 2014, the Company redeemed 1,750 shares of its Series C Preferred Stock and the associated outstanding dividends payable from Socius CGIII, Ltd., or Socius, in exchange for (i) cancellation of the secured promissory notes and associated accrued interest of $22,186,899, issued to the Company by Socius and (ii) $25,000 cash. Following this repurchase, the Company has zero shares of Series C Preferred Stock outstanding.

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

 Restatement

With this Quarterly Report on Form 10-Q, we have restated the following previously filed consolidated financial statements, data, and related disclosures:

(1)	Our consolidated statements of operations for the three and six months ended June 30, 2013, and the related cash flows for the three and six months ended June 30, 2013 located in Part I, Item 1 of this Quarterly Report on Form 10-Q; and

(2)	Our management’s discussion and analysis of financial condition and results of operations as of and for the three and six months ended June 30, 2013, contained herein;

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

Comparison of Three Months Ended June 30, 2014 and 2013

	Three Months Ended
	June 30,
	2014	2013
		As Restated	$ Change	% Change
Revenue	$39,469	$58,268	$(18,799)	(32.3)%
Cost of revenue	15,608	16,859	1,251	7.4%
Gross profit	23,861	41,409	(17,548)	(42.4)%
Research and development expenses:
-R&D expenses, excluding non-cash, stock option compensation	2,628,481	2,439,739	188,742	7.7%
- Non-cash, stock option compensation	90,144	535,531	(445,387)	(83.2)%
Total Research and Development	2,718,625	2,975,270	(256,645)	(8.6)%
General and administrative expenses:
-G&A expenses, excluding non-cash, stock option compensation	1,996,203	1,813,811	182,392	10.1%
-Non-cash, stock option compensation	179,546	839,032	(659,486)	(78.6)%
Total General and Administrative	2,175,749	2,652,843	(477,094)	(18.0)%

Loss on settlement of litigation	11,567,009	–	11,567,009	100%
Non-operating income (expense)	919,546	(1,307,352)	2,226,898	170.3%
Net loss	$(15,517,976)	$(6,894,056)	$(8,623,920)	(125.1)%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted. Revenue was $39,469 for the three months ended June 30, 2014, which was a decrease of $18,799 or 32.3% compared to the three months ended June 30, 2013. The decrease is due to license agreements that expired in 2013. The deferred revenue balance of $1,828,635, as of June 30, 2014, is being amortized and recorded to revenue over approximately 12 years.

Research and Development Expenses

Research and development, or R&D expenses, consist mainly of payroll and payroll related expenses for our scientific, manufacturing, clinical and regulatory staff, services attained in connection with our ongoing clinical trials and pre-clinical programs, our R&D and GMP facilities, and research supplies and materials. R&D expenditures, excluding non-cash, stock option compensation expense, increased from $2,439,739 for the three months ended June 30, 2013 to $2,628,481 for the three months ended June 30, 2014, for an increase of $188,742 or 7.7%. The increase in R&D expenditures was primarily due to an increase in payroll and other compensation costs of approximately $489,000 and also due to increases in costs related to outside consultants of approximately $57,000. These increases were offset by decreases in license costs of $200,000, which related to a one-time 2013 license fee for an agreement with Allele and a decrease in legal costs related to intellectual property of approximately $197,000.

R&D expenses related to non-cash, stock option compensation decreased from $535,531 for the three months ended June 30, 2013 to $90,144 for the three months ended June 30, 2014, for a decrease of $445,387, or 83.2%. This decrease is related to the final vesting of options and restricted stock in 2013 of our chief scientific officer’s options associated with his employment contract, for a decrease of approximately $317,000. Additionally, in 2013 new grants vested 20% upfront and subsequently over a 24 month period, whereas new grants in 2014 had no upfront vesting and vest over a 48 month period, resulting in higher stock compensation expense for the three months ended June 30, 2013 as compared to the same period in 2014.

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

We expect that R&D expenses will increase from quarter to quarter for the foreseeable future. The rate of increase for any given quarter will be impacted by the timing of enrollment, and treatment of clinical trial patients along with interim results of our many pre-clinical programs. The amount and timing of these fluctuations can be difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, initiation of new clinical trials and rate of progression of existing clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of current and future trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

General and Administrative Expenses

General and Administrative, or G&A, costs, consist mainly of payroll and payroll related expenses, legal costs relating to corporate matters and litigation, and fees for consultants, service providers and other administrative costs. G&A expenditures, excluding non-cash, stock option compensation expense, increased from $1,813,811 for the three months ended June 30, 2013 to $1,996,203 for the three months ended June 30, 2014, for an increase of $182,392 or 10.1%. The increase in G&A expenditures was primarily due to an increase in payroll and other compensation costs of approximately $89,000 and also as a result of increased recruiting costs of approximately $103,000, related to a CEO search. G&A costs also increased due to higher consulting costs of approximately $49,000, an increase in rent and facilities costs of approximately $45,000 and an increase in Directors & Officers insurance costs of approximately $36,000. These increases were offset by decreases in investor relations’ costs of approximately $104,000 and legal costs of approximately $61,000.

G&A expenses related to non-cash, stock option compensation decreased from $839,032 for the three months ended June 30, 2013 to $179,546 for the three months ended June 30, 2014, for a decrease of $659,486, or 78.6%. This decrease is related to the final vesting of options and restricted stock in 2013 of the former chief executive officer’s options associated with his employment contract, for a decrease of approximately $531,000. Additionally, in 2013 new grants vested 20% upfront and subsequently over a 24 month period, whereas new grants in 2014 had no upfront vesting and vest over a 48 month period, resulting in higher stock compensation expense for the three months ended June 30, 2013 as compared to the same period in 2014.

Loss on settlement of litigation

The loss on settlement of litigation relates to the settlement in June 2014 of the warrant holder litigation. The total value of the litigation settlement was recorded at $23,577,600 based on a 384,000,000 share settlement valued at $.0614 per share. Offsetting this charge was the reversal of previously recorded accruals for the unsettled warrant obligation and loss contingency totaling $12,010,591.

Other Income (Expense)

	2014	2013	$ Change	% Change
		As Restated
Interest and other income	$951	$1,015	$(64)	(6.3)%
Interest expense	(132,532)	(370,228)	237,696	64.2%
Finance cost	(343,511)	(291,139)	(52,372)	(18.0)%
Adjustments to fair value of unsettled warrant obligation	1,004,867	(556,153)	1,561,020	280.7%
Fines and penalties	–	(587,147)	587,147	100.0%
Gain on the extinguishment of debt	–	438,587	(438,587)	(100.0)%
Adjustments to fair value of derivatives	389,771	57,713	332,058	575.4%
Total non-operating income (expense)	$919,546	$(1,307,352)	$2,226,898

Interest expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 decreased by $237,696 to $132,532. The decrease is due to the discontinuation of interest expense on the Volation and JMJ Financial debt in 2013 and a lower principal balance on the CAMOFI debt in 2014 as compared to 2013.

The increase in finance costs during the three months ended June 30, 2014, compared to that of the same period in 2013, relates primarily to fees and penalties related to the final payment to retire the CAMOFI Debentures.

Adjustments to fair value of unsettled warrant obligation for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013 resulted in an increase to other income of $1,561,020. The fair value account adjusts the 63.2 million shares which are contractually obligated by the change in the stock price for each period. The increase in other income resulted from the stock price decreasing from approximately $0.0773 at March 31, 2014 to $0.0614 at June 4, 2014 when the obligation was settled, whereas in 2013, during the period of March 31, 2013 to June 30, 2013, the stock price increased from $0.0697 to $0.0785.

Adjustment to fair value of derivatives was a gain of $389,771 for the three months ended June 30, 2014 compared to a gain of $57,713 for the three months ended June 30, 2013. The change of $332,058 is primarily due to the valuation of the derivative related to the CAMOFI debentures being revalued to $0 with the retirement of the debt, resulting in a gain of $287,000 for the three months ended June 30, 2014.

Comparison of Six Months Ended June 30, 2013 and 2012

	Six Months Ended
	June 30,
	2014	2013
		As Restated	$ Change	% Change
Revenue	$78,937	$146,049	$(67,112)	(46.0)%
Cost of revenue	31,217	51,218	20,001	39.1%
Gross profit	47,720	94,831	(47,111)	(49.7)%
Research and development expenses:
-R&D expenses, excluding non-cash, stock option compensation	5,051,140	4,944,560	106,580	2.2%
- Non-cash, stock option compensation	175,329	1,129,269	(953,940)	(84.5)%
Total Research and Development	5,226,469	6,073,829	(847,360)	(14.0)%
General and administrative expenses:
-G&A expenses, excluding non-cash, stock option compensation	4,954,881	3,641,671	1,313,210	36.1%
-Non-cash, stock option compensation	533,431	1,845,041	(1,311,610)	(71.1)%
Total General and Administrative	5,488,312	5,486,712	(1,600)	–

Loss on settlement of litigation	13,468,547	–	(13,468,547)	(100)%
Non-operating expense	(72,142)	(1,938,983)	1,866,841	96.3%
Net loss	$(24,207,750)	$(13,404,693)	$(10,803,057)	(80.6)%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted. Revenue was $78,937 for the six months ended June 30, 2014, which was a decrease of $67,112 or 46.0% compared to the six months ended June 30, 2013. The decrease is due to license agreements that expired in 2013. Deferred revenue of $1,828,635, as of June 30, 2014, will be amortized and recorded to revenue over approximately 12 years.

Research and Development Expenses

Research and development, or R&D expenses, consist mainly of payroll and payroll related expenses for our scientific, manufacturing, clinical and regulatory staff, services attained in connection with our ongoing clinical trials and pre-clinical programs, our R&D and GMP facilities, and research supplies and materials. R&D expenditures, excluding non-cash, stock option compensation expense, increased from $4,944,560 for the six months ended June 30, 2013 to $5,051,140 for the six months ended June 30, 2014, for an increase of $106,580 or 2.2%. The increase in R&D expenditures was primarily due to an increase in payroll and other compensation costs of approximately $704,000. For the six months ended June 30, 2014 we increased our staff in the clinical area in preparation for the expansion of our clinical trials into phase 2. Other increases in costs related to outside consultants of approximately $201,000 to support our preparation of phase 2 clinical trials, an increase in rent and facilities costs of approximately $59,000 and additional costs for dues and subscriptions of approximately $53,000. These increases were offset by decreases in license costs of $200,000, which related to a one-time 2013 license fee for an agreement with Allele, a decrease in legal costs related to intellectual property of approximately $467,000, a decrease in pre-clinical and clinical costs of approximately $277,000, primarily due to lower patient enrollment in the period and a decrease in lab testing costs of approximately $77,000 as testing of certain cell lines was put on hold.

R&D expenses related to non-cash, stock option compensation decreased from $1,129,269 for the six months ended June 30, 2013 to $175,329 for the six months ended June 30, 2014, for a decrease of $953,940, or 84.5%. This decrease is related to the final vesting of options and restricted stock in 2013 of our chief scientific officer’s options associated with his employment contract, for a decrease of approximately $634,000. Additionally, in 2013 new grants vested 20% upfront and subsequently over a 24 month period, whereas new grants in 2014 had no upfront vesting and vest over a 48 month period, resulting in higher stock compensation expense for the six months ended June 30, 2013 as compared to the same period in 2014.

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

We expect that R&D expenses will increase from period to period, for the foreseeable future. Our spending is impacted by the timing of enrollment and treatment of clinical trial patients along with interim results of our many pre-clinical programs. The amount and timing of these fluctuations can be difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, initiation of new clinical trials and rate of progression of existing clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of current and future trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

General and Administrative Expenses

General and Administrative, or G&A costs, consist mainly of payroll and payroll related expenses, legal costs relating to corporate matters and litigation, and fees for consultants, service providers and other administrative costs. G&A expenditures, excluding non-cash, stock option compensation expense, increased from $3,641,671 for the six months ended June 30, 2013 to $4,954,881 for the six months ended June 30, 2014, for an increase of $1,313,210 or 36.1%. The increase in G&A expenditures was primarily due to an increase in payroll and other compensation costs of approximately $370,000. Payroll costs were higher mainly due to the addition of a Chief Financial Officer in June 2013 and a program management position added in late 2013. Other increases were related to legal costs increasing by approximately $509,000, associated with both specific lawsuit activity and general intellectual property legal costs, an increase of approximately $280,000 in audit, professional and consultant fees associated with financial restatement costs, an increase in recruiting costs of $208,000 mainly related to recruitment of the CEO, an increase in costs of rent and facilities of approximately $93,000 and increased Directors and Officers insurance costs of approximately $49,000. These increases were partially offset by decreases in investor relations costs of approximately $241,000 as fewer outside consultants were used in 2014.

G&A expenses related to non-cash, stock option compensation decreased from $1,845,041 for the six months ended June 30, 2013 to $533,431 for the six months ended June 30, 2014, for a decrease of $1,311,610, or 71.1%. This decrease is related to the final vesting of options and restricted stock in 2013 of the former chief executive officer’s options associated with his employment contract, for a decrease of approximately $1,062,000. Additionally, in 2013 new grants vested 20% upfront and subsequently over a 24 month period, whereas new grants in 2014 had no upfront vesting and vest over a 48 month period, resulting in higher stock compensation expense for the six months ended June 30, 2013 as compared to the same period in 2014.

Loss on settlement of litigation

The loss on settlement of litigation relates to the settlement in June 2014 of the warrant holder litigation. The total value of the litigation settlement was recorded at $23,577,600 based on a 384,000,000 share settlement valued at $.0614 per share.

Other Income (Expense)

	2014	2013	$ Change	% Change
		As Restated
Interest and other income	$55,840	$2,792	$53,048	1900.0%
Interest expense	(429,504)	(894,417)	464,913	52.0%
Finance (cost) gain	(394,237)	45,741	(439,978)	(961.9)%
Adjustments to fair value of unsettled warrant obligation	18,959	(1,169,185)	1,188,144	101.6%
Fines and penalties	–	(587,147)	587,147	100.0%
Gain on the extinguishment of debt	–	438,587	(438,587)	(100.0)%
Adjustments to fair value of derivatives	676,800	224,646	452,154	201.3%
Total non-operating expense	$(72,142)	$(1,938,983)	$1,866,841

Interest expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 decreased by $464,913 to $429,504. The decrease is due to the discontinuation of interest expense on the Volation and JMJ Financial debt in 2013 and a lower principal balance on the CAMOFI debt in 2014 as compared to 2013.

The increase in finance costs during the six months ended June 30, 2014, compared to that of the same period in 2013, relates primarily to fees and penalties related to the final payment to retire the CAMOFI Debentures.

Adjustments to fair value of unsettled warrant obligation for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013 resulted in an increase to other income of $1,188,144. The fair value account adjusts the 63.2 million shares which are contractually obligated by the change in the stock price for each period. The increase in other income resulted from the stock price decreasing from approximately $0.0617 at December 31, 2013 to $0.0614 at June 4, 2014 when the obligation was settled, whereas in 2013, during the period of December 31, 2012 to June 30, 2013, the stock price increased from approximately $0.0557 to $0.0785.

Adjustment to fair value of derivatives was a gain of $676,800 for the six months ended June 30, 2014 compared to a gain of $224,646 for the six months ended June 30, 2013. The change is mainly due to the valuation of the derivative related to the CAMOFI debentures being revalued to $0 with the retirement of the debentures, resulting in a gain of approximately $663,000 for the six months ended June 30, 2014.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(10,572,936)	$(12,483,489)
Net cash used in investing activities	(119,385)	(442,962)
Net cash provided by financing activities	13,011,166	11,148,653
Net increase (decrease) in cash and cash equivalents	2,318,845	(1,777,798)
Cash and cash equivalents at the end of the period	$4,062,330	$5,464,054

Operating Activities

Our net cash used in operating activities during the six months ended June 30, 2014 and 2013 was $10,572,936 and $12,483,489, respectively. Cash used in operating activities decreased during the current period primarily due to a lower cash loss when adjusting the six month ended June 30, 2014 loss for the non-cash litigation settlement. Although the add back to cash for the stock compensation was $2,031,005 for the six months ended June 30, 2013 and only $566,026 for the same period in 2014, this was more than offset by the cash flow impact of the change in operating assets and liabilities. During the six months ended June 30, 2014, there was approximately $210,000 of cash used from changes in operating assets and liabilities, whereas during the six months ended June 30, 2013 there was approximately $1,981,000 of cash used from changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2014 and 2013 was $119,385 and $442,962, respectively. Our cash used in investing activities during the six months ended June 30, 2014 was due to purchases of property and equipment of $119,385. For the six months ended June 30, 2013 the purchases of property and equipment were $434,598, primarily driven by our facility build-out. As part of the facility build-out in 2013 we incurred approximately $220,000 in leasehold improvements and approximately $180,000 in purchases of capital equipment. It is expected that our cash used in investing will increase slightly for the remainder of the year with higher capital purchases than in the first six months of the year.

Cash Flows from Financing Activities

On September 19, 2012, we entered into a purchase agreement (the “2012 Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”). Pursuant to the 2012 Purchase Agreement, we had the right to sell to Lincoln Park up to $35,000,000 in shares of our common stock. In June 2014 we had sold Lincoln Park the maximum amount of $35,000,000 under the Purchase Agreement.

On June 27, 2014, we entered into a new purchase agreement (the “2014 Purchase Agreement”) with Lincoln Park pursuant to which we have the right to sell to Lincoln Park up to $30,000,000 in shares of its common stock, subject to certain limitations set forth in the purchase agreement.

On June 27, 2014, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park, pursuant to which we are required to file a registration statement (the “Registration Statement”) with the Securities and Exchange Commission to register the resale of the shares of common stock issued and issuable to Lincoln Park pursuant to the 2014 Purchase Agreement.

Upon the satisfaction of the conditions set forth in the 2014 Purchase Agreement, including the Registration Statement being declared effective by the Securities and Exchange Commission (which effectiveness occurred on July 21, 2014), we have the right over a 36-month period to sell up to $30,000,000 worth of shares of our common stock to Lincoln Park based upon the terms set forth in the 2014 Purchase Agreement. Pursuant to the 2014 Purchase Agreement, the purchase price of such common stock will be based on the prevailing market price of our common stock immediately preceding the time of sales, with our controlling the timing and amount of any future sales, if any, of common stock to Lincoln Park. There are no upper limits to the price Lincoln Park may pay to purchase our common stock. Lincoln Park shall not have the right or the obligation to purchase any shares of common stock on any business day that the closing price of our common stock is below a floor price of $0.03.

Cash provided by financing activities during the six months ended June 30, 2014 and 2013 was $13,011,166 and $11,148,653, respectively. During the six months ended June 30, 2014, we received $14,281,295 from the issuance of 226,974,958 shares to Lincoln Park as part of the $35,000,000 Purchase Agreement.

During the six months ended June 30, 2014, we repaid $1,200,000 on the CAMOFI senior secured convertible debentures.

During the six months ended June 30, 2014, we redeemed 250 shares of Series B preferred stock which resulted in a cash use of $70,129.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of June 30, 2014, we have approximately $4,062,330 in cash.

•	As of June 30, 2014, $30,000,000 is available to us through the June 27, 2014 Lincoln Park financing arrangement, subject to certain limitations.

On a long-term basis, we have no expectation of generating any meaningful revenues from our product candidates for a substantial period of time and must rely on raising funds in capital transactions to finance our research and development programs. Our future cash requirements will depend on many factors, including the pace and scope of our research and development programs, the costs involved in filing, prosecuting and enforcing patents, and other costs associated with commercializing our potential products.

We believe that our current cash balance, and the approximately $30,000,000 available to us under the Lincoln Park financing arrangement, will be sufficient to fund our operations into the second half of 2015. This belief is based on the assumption that our stock price does not realize any significant or prolonged decreases. Our ability to fund our operations through the Lincoln Park arrangement is highly dependent on our stock price. A significant decline in our share price could force us to curtail our operations in part, or entirely. We are continually in discussions with potential investors and collaborators to explore alternative sources of dilutive and non-dilutive funding, so that we may either extend our current runway beyond the second half of 2015 or accelerate the rate of investment in our many clinical and pre-clinical programs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk.  We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended June 30, 2014, it would not have had a material effect on our results of operations or cash flows for that period.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2014. Based upon that evaluation, the chief executive and principal financial officer concluded that the Company’s disclosure controls and procedures are effective.

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

Other than described above, there were no changes in our internal control over financial reporting that occurred during the second quarter of 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are party to litigation matters. We included a discussion of certain legal proceedings in Part I, Item 3, of our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2014, or (the 2013 Form 10-K).

On June 4, 2014, the Company entered into a settlement agreement, or the June 2014 Agreement, with each of Gary D. Aronson, or Aronson, John S. Gorton, individually and as trustee of the John S. Gorton Separate Property Trust dated March 3, 1993, or Gorton, herronlaw apc, attorneys for Aronson, or Herron, Miller and Steele LLP, attorneys for Gorton,or Miller/Steele, and Michael A. Bourke, attorney for both Aronson and Gorton, or Bourke. The June 2014 Agreement relates to previously disclosed lawsuits filed against the Company by each of Aronson and Gorton in August 2011 in the United States District Court for the District of Massachusetts claiming that the Company breached an anti-dilution provision contained in warrants held by each of Aronson and Gorton as a result of certain transactions between the Company and other third-party investors. Pursuant to the settlement agreement, in exchange for dismissal of the lawsuit by the warrant holders, the Company issued 384,000,000 shares of its common stock. Other than as set forth above, during the quarter ended June 30, 2014, there were no material developments to the legal proceedings disclosed in the 2013 Form 10-K.

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

Risks Relating to our Early Stage of Development and Capital Resources

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

Our most advanced product candidates are in Phase I/II clinical trials and we don’t have any products that are currently in the marketplace. Our potential therapeutic products will require extensive preclinical and clinical testing prior to regulatory approval in the United States and other countries and may additionally require post-authorization outcome studies. We may not be able to obtain regulatory approvals in some cases (see the subsection entitled “Regulatory Risks” below), or commence or continue clinical trials for some of our products, or commercialize any products. Any of our therapeutic and product candidates may prove to have undesirable and unintended side effects or other characteristics that could cause adverse effects on patient safety, efficacy or cost-effectiveness that could prevent or limit their therapeutic use, commercialization or acceptance in the medical community. Any product using any of our technologies may fail to provide the intended therapeutic benefits, or even achieve therapeutic benefits equal to or better than the standard of treatment at the time of testing or production, or may not be safe for use in humans. In addition, we will need to determine whether any of our potential products can be manufactured in commercial quantities or at an acceptable cost, with or without third-party support. Our efforts may not result in a product that can be or will be marketed successfully. Physicians may not prescribe our products, and patients or third party payors may not accept or reimburse for use of our products. For these reasons we may not be able to generate product revenues.

We have never generated any revenue from product sales and may never be profitable.

We have limited clinical testing, regulatory, manufacturing, marketing, distribution and sales experience capabilities, which may limit our ability to generate revenues. Due to the early stage of our therapeutic products, including regenerative medical therapies and stem cell therapy-based programs, we have not yet invested significantly in regulatory, manufacturing, marketing, distribution or product sales resources. We cannot assure you that we will be able to invest or develop any of these resources successfully or as expediently as necessary, either alone or with strategic partners. We do not anticipate generating revenues from product sales for the foreseeable future, if ever. Our ability to generate future revenues from product sales depends heavily on our success in:

•	continuing and completing research and preclinical and clinical development of our therapeutic candidates;

•	seeking and obtaining regulatory and marketing approvals for therapeutic candidates for which we complete clinical studies;

•	developing a sustainable, scalable, reproducible, and transferable manufacturing process for our therapeutic candidates;

•	establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products and services to support clinical development and the market demand for our therapeutic candidates, if approved;

•	launching and commercializing therapeutic candidates for which we obtain regulatory and marketing approval, either by collaborating with a partner or, if launched independently, by establishing a sales force, marketing and distribution infrastructure;

•	obtaining market acceptance of our therapeutic candidates as a viable treatment option;

•	adequately addressing any competing technological and market developments;

•	implementing additional internal systems and infrastructure, as needed;

•	identifying and validating new therapeutic candidates;

•	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trade secrets and know-how; and

•	attracting, hiring and retaining qualified personnel.

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

As of June 30, 2014, we had 33 full-time employees. As we mature and undertake the activities required to further develop and commercialize our therapeutic candidates, we may expand our full-time employee base and hire more consultants and contractors. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may result in weaknesses in our infrastructure, operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of additional product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to effectively manage any future growth.

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

*Our primary source of liquidity is this financing arrangement with Lincoln Park, and changes in our share price directly affect our ability to fund our operations.

We currently rely on our share purchase arrangement with Lincoln Park to fund our ongoing operations. Pursuant to the 2014 Purchase Agreement with Lincoln Park, the purchase price of such common stock sold to Lincoln Park is based on the prevailing market price of our common stock immediately preceding the time of sales; we control the timing and amount of any future sales, if any, of common stock. There are no upper limits to the price Lincoln Park may pay to purchase our common stock. The purchase price in most cases is directly derived from the prevailing market price of our common stock on OTCBB. Though the purchase price cannot be less than $0.03, subject to adjustment as set forth in the Purchase Agreement, this arrangement means that our prevailing share price directly affects the number of shares we need to issue to Lincoln Park at any given time to fund short-term operations. The number of shares issuable under our Certificate of Incorporation and the number of shares sellable to Lincoln Park are both limited, and a share price that falls and stays too low would make it difficult or impossible to fund our operations through sales of shares to Lincoln Park due to these limitations.

*We will require substantial additional resources to fund our operations and to develop our product candidates. If we cannot find additional capital resources, we will have difficulty in operating as a going concern and growing our business.

The biotechnology industry in general, and research and development efforts in particular, is capital-intensive. Our future capital requirements will depend on many factors, including the:

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

FDA approval of our products may also entail ongoing requirements for post-marketing studies, or limit how or to whom we can sell its products. Even if we obtain regulatory approval, labeling, promotional and manufacturing activities are subject to continual scrutiny by the FDA, state regulatory agencies and, in some circumstances, the Federal Trade Commission. In addition, FDA enforcement policy prohibits the marketing of approved products for unapproved, or off-label, uses. These regulations and the FDA’s and other third-party payers interpretation of them could materially increase our expenses, impair its ability to effectively market its products, and limit our revenue.

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

Any failure by us or by any third parties that may manufacture or market our products, to comply with the law, including statutes and regulations administered by the FDA or other U.S. or foreign regulatory authorities, could result in, among other things, warning letters, fines and other civil penalties, suspension of regulatory approvals and the resulting requirement that we suspend sales of our products, refusal to approve pending applications or supplements to approved applications, export or import restrictions, interruption of production, operating restrictions, closure of the facilities used by us or third parties to manufacture our product candidates, injunctions or criminal prosecution. Any of the foregoing actions could have an adverse effect on our business.

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

There can be no assurance that our operations will not be restricted by any future legislative or administrative efforts by politicians or groups opposed to the development of human embryonic stem cell technology or nuclear transfer technology. Additionally, the scope of the Dickey–Wicker Amendment, a 16 year-old ban on U.S. federal funding for activity related to the harm or destruction of an embryo, was recently under review by the federal courts and while it was determined not to preclude funding of human embryonic stem cell research by the federal government, there can be no assurance that it will not be challenged again or the language modified by Congress so as to restrict government funding of human embryonic stem cell research. Judicial review of this or other U.S. federal or state laws, the occurrence and results of which are difficult to predict with any certainty, could result in a more restrictive interpretation of those laws than is previously the case, and may limit or require us to terminate certain of our research and therapeutic programs.

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

We engage consultants and contract research organizations to help design, and to assist us in conducting, our preclinical studies and clinical trials and to collect and analyze data from those studies and trials. The consultants and contract research organizations we engage interact with clinical investigators to enroll patients in our clinical trials. As a result, we depend on these consultants and contract research organizations to perform the studies and trials in accordance with the investigational plan and protocol for each product candidate and in compliance with regulations and standards, commonly referred to as “good clinical practice,” for conducting, recording and reporting results of clinical trials to assure that the data and results are credible and accurate and the trial participants are adequately protected, as required by the FDA and foreign regulatory agencies. We may face delays in our regulatory approval process if these parties do not perform their obligations in a timely or competent fashion or if we are forced to change service providers.

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

Risks Related to Competition

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

Accordingly our competitors may succeed in obtaining FDA approval for products more rapidly or effectively than we can. Our competitors may also be the first to discover and obtain a valid patent to a particular stem cell technology which may effectively block all others from doing so. It will be important for us or our collaborators to be the first to discover any stem cell technology that we are seeking to discover. Failure to be the first could prevent us from commercializing all of our research and development affected by that discovery. Additionally, if we commence commercial sales of any products, we will also be competing with respect to manufacturing efficiency and sales and marketing capabilities: areas in which we have no experience.

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

For example, in mid-April of 2014 we received a notice of default from CAMOFI Master LDC and CAMZHN Master LDC stating that a failure by us to deliver shares of common stock issuable to this investors under convertible debentures held by these investors event resulted in an event of default under the debentures. In late April 2014, these investors delivered a notice to us stating that all amounts payable under the debentures, subject to adjustment as set forth therein, were immediately due and payable in accordance with their terms. The investors also demanded damages to which we believe they were not entitled and that they did not incur. On May 2, 2014, we paid these holders an amount that we believe satisfies all of our obligations under the debentures. However, there can be no assurance that the holders of the debentures will agree with our position that we have satisfied all of our obligations under the debentures and not pursue additional monetary or other damages.

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

As previously disclosed by us, in April 2013, it was determined that Gary Rabin, our then-Chief Executive Officer, failed to report 27 transactions in which Mr. Rabin sold shares of our common stock that took place between February 7, 2011 and January 10, 2013. Mr. Rabin filed a Form 4 under Section 16 of the Exchange Act on April 15, 2013 reporting the previously unreported sale transactions and correcting the total number of shares of our common stock that Mr. Rabin owned as of the date of filing of the Form 4. Our board of directors initiated an investigation into this matter upon becoming aware of it. We have been advised by the SEC that it is investigating this matter, and we have received requests from the SEC requesting additional information relating to such transactions and our procedures regarding Section 16 filings. We have cooperated with their investigation and supplied information to the SEC in response to its information requests. If the SEC determines that these or other transactions or the failure to report transactions was a violation of the securities laws, such violations could be imputed to us and the SEC could seek to impose remedies against us. We do not know what the outcome of the SEC’s investigation may be, and we are unable to estimate the probability of liability or the amount of any penalties that might arise, which may be material to our financial condition. Any action by the SEC could require us to expend significant financial and managerial resources and could also result in further volatility in the market price of our common shares. Nothing set forth in the foregoing statement constitutes an express or implied admission by us of any liability under the Securities Act, the Exchange Act or otherwise.

We may not be able to obtain third-party patient reimbursement or favorable product pricing, which would reduce our ability to operate profitably.

Our ability to successfully commercialize some of our proposed products in the human therapeutic field may depend on a significant degree on patient reimbursement of the costs of such products and related treatments at acceptable levels from government authorities, private health insurers and other organizations, such as health maintenance organizations. We cannot assure you that reimbursement in the United States or foreign countries will be available for any products we may develop or, if available, will not be decreased in the future, or that reimbursement amounts will not reduce the demand for, or the price of, our products with a consequent harm to our business. We cannot predict what additional regulation or legislation relating to the health care industry or third-party coverage and reimbursement may be enacted in the future or what effect such regulation or legislation may have on our business. If additional regulations are overly onerous or expensive, or if health care related legislation makes our business more expensive or burdensome than originally anticipated, we may be forced to significantly downsize our business plans or completely abandon our business model.

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

Stock prices and trading volumes for many biotechnology companies fluctuate widely for a number of reasons, including but not limited to the following factors (some of which may be unrelated to their businesses or results of operations):

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

Substantially all of our common stock is freely tradable in the equity markets.

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

The SEC has adopted regulations which generally define “penny stock” to be any listed, trading equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. Penny stocks are subject to certain additional oversight and regulatory requirements. Brokers and dealers affecting transactions in our common stock in many circumstances must obtain the written consent of a customer prior to purchasing our common stock, must obtain information from the customer and must provide disclosures to the customer. These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to sell your shares of our common stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 4, 2014, we issued various parties 384,000,000 shares of common stock valued at $22,577,600 as consideration for settlement of litigation related to a dispute over warrants.

On June 27, 2014, we issued Lincoln Park 10,600,707 shares of common stock as a commitment fee related to the Lincoln Park purchase agreement.

On June 30, 2014, we issued various board members 750,139 shares of common stock valued at $50,259 as compensation for board services.

We relied on the exemption from registration provided by Section 4(a)2 of the Securities Act, with respect to each of the issuances of unregistered securities set forth above.

ITEM 5. OTHER INFORMATION

On August 7, 2014, we redeemed 750 shares of our Series B Preferred Stock and the associated outstanding dividends payable from Optimus Life Sciences Capital Partners, LLC, or Optimus, in exchange for (i) (i) cancellation of the secured promissory notes and associated accrued interest of $10,874,257 issued to us by Optimus and (ii) $25,000 cash. Following this repurchase, we have zero shares of Series B Preferred Stock outstanding. The foregoing summary is qualified in its entirety by reference to the full text of the agreement effecting such repurchase, which is included as Exhibit 10.1 to this quarterly report on Form 10-Q and incorporated herein by reference.

On August 7, 2014, we redeemed 1,750 shares of our Series C Preferred Stock and the associated outstanding dividends payable from Socius CGIII, Ltd., or Socius, in exchange for (i) cancellation of secured promissory notes and associated accrued interest of $22,186,899 issued to us by Socius and (ii) $25,000 cash. Following this repurchase, we have zero shares of Series C Preferred Stock outstanding. The foregoing summary is qualified in its entirety by reference to the full text of the agreement effecting such repurchase, which is included as Exhibit 10.2 to this quarterly report on Form 10-Q and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Description

10.1	Stock Repurchase and Release Agreement dated as of August 7, 2014, by and between the Company and Optimus Life Sciences Capital Partners, LLC*

10.2	Stock Repurchase and Release Agreement dated as of August 7, 2014, by and between the Company and Socius CGII, Ltd.*

10.3	Executive Employment Agreement dated as of May 22, 2014, by and between the Company and Edward Myles*

10.4	Settlement Agreement, dated as of June 3, 2014 by and among Advanced Cell Technology, Inc. and Gary D. Aronson, John S. Gorton, individually and as trustee of the John S. Gorton Separate Property Trust dated March 3, 1993, herronlaw apc, Miller and Steele LLP, and Michael A. Bourke (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 6, 2014, File No. 000-50295).

10.5	Executive Employment Agreement, dated as of June 18, 2014 by and between the Company and Paul K. Wotton, Ph.D. (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed June 24, 2014, File No. 000-50295).

10.6	Purchase Agreement, dated as of June 27, 2014, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed July 3, 2014, File No. 000-50295).

10.7	Registration Rights Agreement, dated as of June 27, 2014, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed July 3, 2014, File No. 000-50295).

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

_________________

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ Paul Wotten
Paul Wotten
President and Chief Executive Officer
Dated: August 11, 2014		(Principal Executive Officer)

ADVANCED CELL TECHNOLOGY, INC.

	By:	/s/ Edward Myles
Edward Myles
Chief Operating Officer and Chief Financial Officer
Dated: August 11, 2014		(Principal Financial Officer and Principal Accounting Officer)

