Form 10-K/A
period 2014-12-31
Ocata Therapeutics, Inc.
filed 2015-04-10
CIK 1140098

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Ocata Therapeutics, Inc.’s Annual Report on Form 10-K (the “Form 10-K”) for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission (the “Commission”) on March 16, 2015, is to include the information required by Part III (Items 10, 11, 12, 13 and 14) and to update the list of Exhibits included in Item 15. Except as discussed above, the Form 10-K has not been otherwise modified by this Amendment No. 1.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance

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

Name	Age	Position
Paul K. Wotton, Ph. D.	54	President and Chief Executive Officer, Member of the Board of Directors
Edward Myles	43	Chief Financial Officer and Chief Operating Officer
Robert P. Lanza, M.D.	59	Chief Scientific Officer
Eddy Anglade, M.D.	53	Chief Medical Officer
H. LeRoux Jooste	59	Senior Vice President of Business Development and Chief Commercial Officer
Michael Heffernan	50	Chairman of the Board of Directors
Alan C. Shapiro, Ph.D.	69	Member of the Board of Directors
Robert Langer, Sc.D.	66	Member of the Board of Directors
Zohar Loshitzer	57	Member of the Board of Directors
Gregory D. Perry	54	Member of the Board of Directors

Paul K. Wotton, Ph.D. joined the Company as President and Chief Executive Officer in July 2014. Dr. Wotton previously served as an executive of Antares Pharma, Inc. (NASDAQ: ATRS) from 2008 to June 2014, most recently in the role of President and Chief Executive Officer from 2008, and as a director of Antares Pharma from 2004 until June 2014. Dr. Wotton formerly served as President and CEO of Topigen Pharmaceuticals, Inc., a biotechnology company based in Montreal, Canada. Dr. Wotton possesses over twenty years of experience in the pharmaceutical industry. Prior to joining Topigen, he was Head of Global Business Development at SkyePharma. Dr. Wotton also previously served as Vice President of Corporate Development for Eurand and Vice President of Business Development for Penwest Pharmaceuticals Co. He earned a Bachelor’s Degree in Pharmacy from the University of London, an MBA from Kingston Business School and a Ph.D. in pharmaceutical science from the University of Nottingham. Dr. Wotton’s knowledge of the Company, by virtue of his service as our President and Chief Executive Officer, enables him to provide valuable insight regarding our operations and personnel. In addition, his extensive pharmaceutical industry experience, coupled with previous service as an executive of a public company, brings valuable observations to the Board of Directors on a broad range of matters relating to pharmaceutical company operations and regulatory interactions.

Edward Myles joined the Company in June 2013, as the Company’s Chief Financial Officer and Executive Vice President of Corporate Development. Effective January 21, 2014, the Board appointed Mr. Myles to the additional role of Interim President until Dr. Wotton’s appointment as President in July 2014. Effective May 22, 2014, the Board appointed Mr. Myles to the additional role of Chief Operating Officer. From November 2008 to June 2013 Mr. Myles was with PrimeraDx, a privately-held molecular diagnostics company, where he served as Chief Financial Officer and Vice President of Operations. At PrimeraDx, Mr. Myles helped to lead the company from the proof-of-concept stage to become a fully integrated commercial organization. Prior to joining PrimeraDx, Mr. Myles was the Chief Financial Officer and Senior Vice President of Finance at Pressure BioSciences, a Nasdaq-listed, life-science tools company. Earlier in his career, Mr. Myles held financial positions of increasing responsibility with EMD Pharmaceuticals (a subsidiary of Merck KGaA), SG Cowen Securities Corporation, Boston Biomedica and PricewaterhouseCoopers. Mr. Myles received a Master’s Degree in Business Administration from Washington University in St. Louis and a Bachelor’s Degree in business administration from the University of Hartford. Mr. Myles became a CPA in 1996.

Robert P. Lanza, M.D. has been our Chief Scientific Officer since October 2007. Dr. Lanza has over 20 years of research and industrial experience in the areas of tissue engineering and transplantation medicine. Prior to his promotion to Chief Scientific Officer, Dr. Lanza served as the Company’s VP of Research & Scientific Development. Before joining us in 1999, from 1990 to 1998, Dr. Lanza was Director of Transplantation Biology at BioHybrid Technologies, Inc., where he oversaw that company’s xenotransplantation and bioartificial pancreas programs. He has edited or authored sixteen books, including Principles of Tissue Engineering (4th ed. co-edited with R. Langer and J. Vacante), Yearbook of Cell and Tissue Transplantation, One World: The Health & Survival of the Human Species in the Twenty-First Century, and Xeno: The Promise of Transplanting Animal Organs into Humans (co-authored with D.K.C. Cooper). Dr. Lanza received his B.A. and M.D. Degrees from the University of Pennsylvania, where he was both a University Scholar and Benjamin Franklin Scholar.

Eddy Anglade, M.D. joined the Company in January 2014, as the company’s Chief Medical Officer. Dr. Anglade co-founded Lux Pharmaceuticals in 2006, serving as its Chief Medical Officer, where he guided the development of orphan designated and fast-track products as well as early phase development of a novel therapeutic agent for dry eye disease until July 2013. Previously he was Vice President of Clinical Development at Enzon Pharmaceuticals, where he oversaw all clinical development activities and was a member of the research and development leadership team. At Enzon, Dr. Anglade designed the industry’s first multi-center, randomized, placebo-controlled and blinded study of an agent for the prevention of rejection in lung transplantation. He has also served as a medical director for Hoffman-La Roche Inc. where he developed and implemented clinical strategies for their CellCept® and Cytovene® drugs and served as the medical monitor for Zenapax® in cardiac transplantation. Dr. Anglade holds an M.D. from Yale University. He completed his residency in ophthalmology at Massachusetts Eye and Ear Infirmary/Harvard Medical School, and received additional training in ocular immunology at the National Eye Institute/National Institutes of Health.

H. LeRoux Jooste joined the Company in October 2014, as the Company’s Senior Vice President of Business Development and Chief Commercial Officer. Mr. Jooste joined Ocata from Antares Pharma Inc. (NASDAQ: ATRS), where he served as Senior Vice President and General Manager, Pharmaceuticals since May 2012. Prior to joining Antares, Mr. Jooste was Vice President Commercial Assessment and Product Planning at Cephalon, a position he held from 2009 to 2012, after serving as Cephalon’s Vice President & General Manager Addiction Medicine. Earlier in his career he held senior level positions at Nabi Biopharmaceuticals, Aton Pharma, Wyeth and Eli Lilly. He graduated from Pharmacy School in Pretoria, South Africa and received his Bachelor of Commerce from the University of South Africa.

Michael Heffernan has served as a director since April 2012 and became Chairman of the Board of Directors effective October 2013. He has more than 25 years of experience in the pharmaceutical and related healthcare industries. He is currently Co-Founder, President and CEO of Collegium Pharmaceutical. Collegium is a specialty pharmaceutical company focused on the development of pharmaceutical products for the treatment of chronic pain. He was also previously the Founder, President and CEO of Onset Therapeutics, a dermatology focused company that develops and commercializes products for the treatment of skin related illnesses and was responsible for the spin-off of this business to create PreCision Dermatology. Mr. Heffernan held prior positions as Co-Founder, President and CEO of Clinical Studies Ltd., a pharmaceutical contract research organization that he successfully sold. He also served as President and CEO of PhyMatrix, a public $400 million integrated healthcare services company where he was hired to restructure the company. Mr. Heffernan started his career at Eli Lilly and Company and served in numerous sales and marketing roles. He has also been a member of the Board of Directors, Advisor and Angel Investor in a number of healthcare companies. He is currently a member of the Board of Directors of Cornerstone Therapeutics (NASDAQ: CRTX), a specialty pharmaceutical company now known as Chiesi, and PreCision Dermatology. Mr. Heffernan earned his B.S. Degree in Pharmacy from the University of Connecticut and is a Registered Pharmacist. Mr. Heffernan’s pharmaceutical industry and business management knowledge and experience qualify him to serve as a director of the Company.

Alan C. Shapiro, Ph.D. has served as director since 2005. Dr. Shapiro is currently the Ivadelle and Theodore Johnson Professor of Banking and Finance Emeritus at the Marshall School of Business, University of Southern California, where he previously served as the Chairman of the Department of Finance and Business Economics, Marshall School of Business. Prior to joining the University of Southern California, Dr. Shapiro taught as an Assistant Professor at the University of Pennsylvania, Wharton School of Business, and has been a visiting professor at Yale University, UCLA, the Stockholm School of Economics, University of British Columbia and the U.S. Naval Academy. Dr. Shapiro has published over 50 articles in such academic and professional journals as the Journal of Finance, Harvard Business Review, and the Journal of Business, among many others. He frequently serves as an expert witness in cases involving valuation, economic damages, international finance, takeovers, and transfer financing through Trident Consulting Group LLC. He received his B.A. in Mathematics from Rice University, and a Ph.D. in Economics from Carnegie Mellon University. Dr. Shapiro is a trustee of Pacific Corporate Group’s Private Equity Fund. Dr. Shapiro’s board experience on multiple public company boards, his recognized expertise as a highly sought after financial advisor and his career as a professor and Chair in the field of Finance and Administration qualifies him as a valued member of our Board of Directors.

Robert S. Langer, Sc.D. has served as a director since October 2011. Since 2005, he has been an Institute Professor at the Massachusetts Institute of Technology (MIT) (there are 11 Institute Professors at MIT; being an Institute Professor is the highest honor that can be awarded to a faculty member). Dr. Langer has written approximately 1,230 articles and has over 1,030 issued or pending patents. His many awards include the National Medal of Science, National Medal of Technology and Innovation, Charles Stark Draper Prize (considered the engineering Nobel Prize), Albany Medical Center Prize (largest U.S. medical prize), Breakthrough Prize in Life Sciences, Wolf Prize in Chemistry, the Lemelson-MIT prize, for being “one of history’s most prolific inventors in medicine” and the Queen Elizabeth Prize for Engineering. Dr. Langer is one of the very few individuals ever elected to the Institute of Medicine, the National Academy of Engineering, and the National Academy of Sciences. Dr. Langer previously served on the board of directors of Fibrocell Science, Inc. and currently serves on the board of directors of Bind Therapeutics. Dr. Langer’s medical and scientific knowledge and experience qualify him to serve as a director of the Company.

Zohar Loshitzer has served as a director since November 2011. He is currently the Chief Business Development Officer and a director of Presbia, Inc. Previously, Mr. Loshitzer served as a principal in Los Angeles-based private equity firm Orchard Capital and as the President, CEO and Founder of Universal Telecom Services. He is one of the founders of J2 Global Communications (NASDAQ: JCOM), and a co-founder and former managing director of Life Alert Emergency Response, Inc. He currently serves as a managing director of Orchard Telecom, Inc., and as a board member of Environmental Solutions Worldwide Inc. (“ESW”). ESW is a publicly traded company (OTCBB: ESWW) that manufactures and markets a diverse line of proprietary catalytic emission conversion, control and support products and technologies for the International Transportation, Construction and Utility markets. He has previously served as a board member to MAI Systems Corporation, an AMEX-listed company. Earlier in his career, Mr. Loshitzer worked in the aerospace industry at the R&D lab of Precision Instruments, a division of IAI (Israel Aircraft Industries). Mr. Loshitzer focuses on helping grow companies from startups to global enterprises. Under his leadership, company infrastructures have been dramatically scaled and offerings broadened while maintaining a strong culture of innovation. Mr. Loshitzer holds a degree in Electrical and Electronic Engineering from Ort Syngalowski College in Israel. Mr. Loshitzer’s finance and business management knowledge and experience qualifies him to serve as a director of the Company.

Gregory D. Perry has served as a director since December 2011. He is currently the Chief Financial and Business Officer of Eleven Biotherapeutics Inc. Prior to joining Eleven Biotherapeutics, Mr. Perry served as Interim Chief Financial Officer of InVivo Therapeutics (NASDAQ: NVIV) and prior to InVivo, Mr. Perry was Executive Vice President and Chief Financial Officer (CFO) of Immunogen, Inc. (NASDAQ: IMGN) from 2009 to 2013, where he led the company’s strategic transition from a platform technology company to a product development company. Prior to Immunogen, Mr. Perry served as Chief Financial Officer CFO of Elixir Pharmaceuticals. He served as CFO of Domantis, Ltd. until its acquisition by GlaxoSmithKline in 2006, and as CFO of Transkaryotic Therapies, Inc. (TKT) until its acquisition by Shire plc in 2005. Before joining Transkaryotic Therapies in 2003, Mr. Perry served in financial management positions of increasing responsibility at PerkinElmer, Inc., Honeywell and GE’s European medical systems business unit. Mr. Perry holds a Bachelor of Arts degree in Economics and in Political Science from Amherst College. Mr. Perry’s pharmaceutical industry knowledge and experience qualifies him to serve as a director of the Company.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held twenty-one meetings in 2014, one in person and twenty via telephone. Each director attended at least 75% of the aggregate of the meetings of the Board and meetings of the committees of which he or she was a member in our last fiscal year. The Board also acted by unanimous written consent three times.

Board Committees

Our Board of Directors has established an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The members of each committee are appointed by our Board of Directors, upon recommendation of the Nominating and Corporate Governance Committee, and serve one-year terms. Each of these committees operates under a charter that has been approved by the Board of Directors. The charter for each committee is available on our website.

Audit Committee

Mr. Perry, Dr. Shapiro, and Mr. Loshitzer serve on our Audit Committee. The Board of Directors has determined that Mr. Perry qualifies as an “audit committee financial expert” as defined in Item 407(d)(5) of Regulation S-K and is independent according to the requirements of Rule 5605(a)(2) of the Nasdaq Marketplace Rules and Rule 10A-3 under the Securities Exchange Act of 1934, as amended. The Audit Committee met ten times during 2014 and acted by unanimous written consent twice. The Audit Committee’s responsibilities include:

•	appointing, approving the compensation of, and assessing the independence of our independent registered public accounting firm;

•	approving audit and permissible non-audit services, and the terms of such services, to be provided by our independent registered public accounting firm;

•	reviewing the audit plan with the independent registered public accounting firm and members of management responsible for preparing our financial statements;

•	reviewing and discussing with management and the independent registered public accounting firm our annual and quarterly financial statements and related disclosures as well as critical accounting policies and practices used by us;

•	reviewing the adequacy of our internal control over financial reporting;

•	establishing policies and procedures for the receipt and retention of accounting-related complaints and concerns;

•	recommending, based upon the audit committee’s review and discussions with management and the independent registered public accounting firm, whether our audited financial statements shall be included in our Annual Report on Form 10-K;

•	monitoring the integrity of our financial statements and our compliance with legal and regulatory requirements as they relate to our financial statements and accounting matters;

•	preparing the audit committee report required by the rules of the Securities and Exchange Commission, or SEC, to be included in our annual proxy statement;

•	reviewing all related party transactions for potential conflict of interest situations and approving all such transactions; and

•	reviewing quarterly earnings releases and scripts.

Compensation Committee

The members of the Compensation Committee are Dr. Shapiro, Mr. Perry, Mr. Loshitzer, and Mr. Heffernan. Dr. Shapiro serves as chair of the Compensation Committee. The Compensation Committee met five times during 2014 and acted by unanimous written consent twice. The Compensation Committee’s responsibilities include:

•	annually reviewing and approving corporate goals and objectives relevant to the compensation of our chief executive officer;

•	evaluating the performance of our chief executive officer in light of such corporate goals and objectives and determining the compensation of our chief executive officer;

•	reviewing and approving the compensation of our other executive officers;

•	appointing, compensating and overseeing the work of any compensation consultant, legal counsel or other advisor retained by the Compensation Committee;

•	conducting the independence assessment outlined in Nasdaq rules with respect to any compensation consultant, legal counsel or other advisor retained by the compensation committee;

•	annually reviewing and reassessing the adequacy of the committee charter in its compliance with the listing requirements of Nasdaq;

•	reviewing and establishing our overall management compensation, philosophy and policy;

•	overseeing and administering our compensation and similar plans;

•	reviewing and approving our policies and procedures for the grant of equity-based awards;

•	reviewing and making recommendations to the Board of Directors with respect to director compensation;

•	reviewing and discussing with management the compensation discussion and analysis to be included in our annual proxy statement or Annual Report on Form 10-K; and

•	reviewing and discussing with the Board of Directors corporate succession plans for the chief executive officer and other key officers.

Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the chief executive officer, our Compensation Committee solicits and considers evaluations and recommendations submitted to the compensation committee by the chief executive officer. In the case of the chief executive officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors, as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, and analyses of historical executive compensation levels, including analyses of executive and director compensation paid at a peer group of other companies approved by our Compensation Committee.

Nominating and Corporate Governance Committee

The members of the Nominating and Corporate Governance Committee are Dr. Shapiro, Mr. Loshitzer, Mr. Heffernan, Mr. Perry, and Dr. Langer. Mr. Loshitzer serves as chair of the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee did not meet nor did it act by unanimous written consent during 2014. The Nominating and Corporate Governance Committee’s responsibilities include:

•	developing and recommending to the Board of Directors criteria for board and committee membership;

•	establishing procedures for identifying and evaluating board of director candidates, including nominees recommended by stockholders;

•	identifying individuals qualified to become members of the Board of Directors;

•	recommending to the Board of Directors the persons to be nominated for election as directors and to each of the board’s committees;

•	developing and recommending to the Board of Directors a set of corporate governance guidelines; and

•	overseeing the evaluation of the Board of Directors and management. Our Board of Directors may establish other committees from time to time.

Identifying and Evaluating Director Nominees

Our Board is responsible for selecting its own members. The Board delegates the selection and nomination process to the Nominating and Corporate Governance Committee, with the expectation that other members of the Board, and of management, will be requested to take part in the process as appropriate.

Generally, our Nominating and Corporate Governance Committee identifies candidates for director nominees in consultation with management, through the use of search firms or other advisors, through the recommendations submitted by stockholders or through such other methods as the nominating and corporate governance committee deems to be helpful to identify candidates. Once candidates have been identified, our Nominating and Corporate Governance Committee confirms that the candidates meet all of the minimum qualifications for director nominees established by the Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee may gather information about the candidates through interviews, detailed questionnaires, background checks or any other means that the Nominating and Corporate Governance Committee deems to be appropriate in the evaluation process. The Nominating and Corporate Governance Committee then meets as a group to discuss and evaluate the qualities and skills of each candidate, both on an individual basis and taking into account the overall composition and needs of our Board of Directors. Based on the results of the evaluation process, the Nominating and Corporate Governance Committee recommends candidates for the Board’s approval as director nominees for election to the Board.

Minimum Qualifications

Our Nominating and Corporate Governance Committee will consider, among other things, the following qualifications, skills and attributes when recommending candidates for the Board’s selection as nominees for the Board and as candidates for appointment to the Board’s committees. The nominee shall have the highest personal and professional integrity, shall have demonstrated exceptional ability and judgment, and shall be most effective, in conjunction with the other nominees to the Board, in collectively serving the long-term interests of the stockholders.

In evaluating proposed director candidates, our Nominating and Corporate Governance Committee may consider, in addition to the minimum qualifications and other criteria for board membership approved by the Board from time to time, all facts and circumstances that it deems appropriate or advisable, including, among other things, diversity (not limited to race, gender or national origin), the skills of the proposed director candidate, his or her depth and breadth of professional experience or other background characteristics, his or her independence and the needs of the Board. We have no formal policy regarding board diversity. Our Nominating and Corporate Governance Committee’s priority in selecting board members is identification of persons who will further the interests of our Company through his or her established record of professional accomplishment, the ability to contribute positively to the collaborative culture among board members, and professional and personal experiences and expertise relevant to our growth strategy. The Nominating and Corporate Governance Committee will consider candidates recommended by stockholders. The policy adopted by the Nominating and Corporate Governance Committee provides that candidates recommended by stockholders are given appropriate consideration in the same manner as other candidates.

In considering candidates to serve as directors, the Nominating and Corporate Governance Committee uses a subjective process for identifying and evaluating nominees to serve on our Board based on consideration of all factors it deems relevant. In addition, our Corporate Governance Guidelines set forth general minimum criteria for nomination as a director, which include the following:

•	The nominee shall have experience at a strategic or policymaking level in a business, government, non-profit or academic organization of high standing;
•	The nominee shall be highly accomplished in his or her respective field, with superior credentials and recognition;
•	The nominee shall be well regarded in the community and shall have a long-term reputation for high ethical and moral standards;
•	The nominee shall have sufficient time and availability to devote to the affairs of the Company, particularly in light of the number of boards of directors on which such nominee may serve; and
•	To the extent such nominee serves or has previously served on other boards, the nominee shall have a demonstrated history of actively contributing at board meetings.

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

Stockholders who wish to send communications on any topic to the Board should address such communications to the Board of Directors, c/o Corporate Secretary, Ocata Therapeutics, Inc., 33 Locke Drive, Marlborough, Massachusetts, 01752. Stockholders should indicate on their correspondence that they are an Ocata Therapeutics, Inc. stockholder.

Anyone may express concerns regarding questionable accounting or auditing matters or complaints regarding accounting, internal accounting controls or auditing matters to the Audit Committee by calling (508) 756-1212. Messages to the Audit Committee will be received by the chair of the Audit Committee and our Corporate Secretary. Stockholders may report their concern anonymously or confidentially.

Board Leadership Structure and Role in Risk Oversight

Although we have not adopted a formal policy on whether the Chairman and Chief Executive Officer positions should be separate or combined, in October 2013, the Board determined that the roles should be separated. Dr. Wotton currently serves as our President and Chief Executive Officer, and Mr. Heffernan serves as Chairman of the Board.

Our Audit Committee is primarily responsible for overseeing our risk management processes on behalf of our Board of Directors. The Audit Committee receives and reviews periodic reports from management, auditors, legal counsel, and others, as considered appropriate regarding our company’s assessment of risks. In addition, the Audit Committee reports regularly to the full Board of Directors, which also considers our risk profile. The Audit Committee and the full Board of Directors focus on the most significant risks facing our company and our company’s general risk management strategy, and also ensure that risks undertaken by our Company are consistent with the Board’s appetite for risk. In connection with its reviews of the operations and corporate functions of our Company, the Audit Committee and the full Board of Directors address the primary risks associated with those operations and corporate functions. In addition, our Board reviews the risks associated with our Company’s business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies. The Board oversees our Company’s risk management, while management is responsible for day-to-day risk management processes. We believe this division of responsibilities is the most effective approach for addressing the risks facing our Company and that our Board leadership structure supports this approach.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and persons who own more than 10% of the Company’s stock (collectively, “Reporting Persons”) to file with the SEC initial reports of ownership and changes in ownership of the Company’s Common Stock. Reporting Persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file. Based solely on a review of the reports furnished to us, or written representations from Reporting Persons that all reportable transaction were reported, we believe that during the fiscal year ended December 31, 2014, our officers, directors and greater than ten percent stockholders timely filed all reports they were required to file under Section 16(a).

Compensation Committee Interlocks and Insider Participation

During 2014, Dr. Shapiro, Mr. Perry, Mr. Loshitzer and Mr. Heffernan served on the Compensation Committee. None of the members of the Compensation Committee has had a relationship with the Company or any subsidiary other than as a director or stockholder. No executive officer of the Company served or serves on the Compensation Committee or board of any company that employed or employs any member of Company’s Compensation Committee or Board of Directors.

Code of Ethics and Corporate Governance Guidelines

We have adopted a code of business conduct and ethics that applies to our directors, officers (including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions) as well as our employees. A copy of our code of business conduct and ethics is available on our website at www.ocata.com under “Investors—Corporate Governance” or by requesting a copy in writing from Edward Myles, Secretary, at our Marlborough, Massachusetts office. We intend to post on our website all disclosures that are required by applicable law, the rules of the Securities and Exchange Commission or NASDAQ listing standards concerning any amendment to, or waiver from, our code of business conduct and ethics. A copy of the Corporate Governance Guidelines may also be accessed free of charge by visiting the website at www.ocata.com and going to the “Investors—Corporate Governance” section or by requesting a copy from Edward Myles, Secretary, at our Marlborough, Massachusetts office.

Item 11.     Executive Compensation.

Compensation Discussion and Analysis

This section describes the compensation program for the following executive officers, each of which are considered our “Named Executive Officers” for 2014 under applicable SEC rules: Paul K. Wotton, Ph. D. (President and Chief Executive Officer), Edward Myles (Chief Financial Officer and Chief Operating Officer), Robert P. Lanza M.D. (Chief Scientific Officer), Eddy Anglade, M.D. (Chief Medical Officer), and H. LeRoux Jooste (Senior Vice President of Business Development and Chief Commercial Officer). In particular, this section focuses on our 2014 compensation program and related compensation decisions.

As discussed above, the Board has established a Compensation Committee, comprised of independent, non-employee directors, which approves all compensation and awards to executive management. The members of the Compensation Committee have extensive executive level experience in other companies and bring a perspective of reasonableness to compensation matters with our Company. In addition, the Compensation Committee compares executive compensation practices of similar companies at similar stages of development.

The objectives of our compensation program are as follows:

•	attract and retain individuals with superior ability and managerial experience;

•	align executive officers’ incentives with our corporate strategies, business objectives and the long-term interests of our stockholders; and

•	increase the incentive to achieve key strategic performance measures by linking incentive award opportunities to the achievement of performance objectives and by providing a portion of total compensation for executive officers in the form of ownership in the company.

Executive compensation is paid or granted pursuant to each Named Executive Officer’s compensation agreement. Compensation adjustments are made occasionally based on changes in a Named Executive Officer’s level of responsibility or on changed local and specific executive employment market conditions. Based on these factors, the Compensation Committee approved the execution of employment agreements with each of the Company’s Named Executive Officers.

Compensation Consultant

In February 2015, the Compensation Committee retained Radford (an Aon Hewitt company), as an independent compensation consultant to provide executive compensation advice. Radford reports directly to the Compensation Committee.

Radford was hired to perform the following services:

-	Assist in developing a peer group to be used to assess executive compensation;
-	Assess the executive compensation program and develop recommendations covering salary, non-equity incentives and equity-based incentive compensation; and
-	Review peer group short-term incentive design practices and assist in developing structure of short-term incentive program for the Compensation Committee.

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

Based on its analysis of peer group compensation and practices, Radford recommended, and the Compensation Committee approved after deliberation, that no adjustments to the base salaries of Named Executive Officers, outside of a standard, annual cost of living adjustment, are needed at this time.

Radford does not provide any executive compensation consulting services other than those requested by the Compensation Committee and which are related to Radford’s engagement by the Compensation Committee. Radford does not perform any services directly for management or any other services for the Company and receives no compensation from the Company other than for its work in advising the Compensation Committee.

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

Peer Group

In early 2015, Radford recommended (and the Compensation Committee approved) using the following publicly-traded, U.S.-based companies in the stem cell/biotechnology sector for purposes of assessing the compensation of the Named Executive Officers. The following companies were selected primarily because they generally had fewer than 100 employees and because their market capitalization was between $100 million and $600 million. Additionally, Radford supplemented the below peer group information with data from Radford’s 2014 Global Life Sciences Survey that analyzed publicly traded  pre-commercial biotechnology companies with under 100 employees.

•	Athersys	•	Idera Pharmaceuticals
•	Agenus	•	NeoStem
•	BIND Therapeutics	•	Neuralstem
•	BioTime	•	Osiris Therapeutics
•	Coronado Biosciences	•	Repligen
•	Cytokinetics	•	StemCells
•	Eleven Biotherapeutics	•	Stemline Therapeutics
•	Epizyme	•	Sunesis Pharmaceuticals
•	Fate Therapeutics	•	Verastem
•	Fibrocell Science	•	ZIOPHARM Oncology
•	Geron

Executive Compensation Components

Our executive compensation consists of base salary, cash incentive bonuses, equity incentive compensation and broad-based benefits programs. Each of the elements of executive compensation is discussed in more detail below. We have not adopted any formal guidelines for allocating total compensation between long-term and short-term compensation, cash compensation and non-cash compensation, or among different forms of non-cash compensation. The Compensation Committee considers a number of factors in setting compensation for its executive officers, including Company performance, as well as the executive’s performance, experience, responsibilities and the compensation of executive officers in similar positions at comparable companies.

Base Salary

Base salary represents the fixed portion of an executive officer’s compensation and is intended to provide compensation for day-to-day performance. The Compensation Committee believes that a competitive base salary is a necessary element of any compensation program that is designed to attract and retain talented and experienced executives. Base salaries for our Named Executive Officers are intended to be competitive with those received by other individuals in similar positions at the companies with which we compete for talent. Base salaries are originally established at the time the executive is hired based on individual experience, skills and expected contributions, our compensation committee’s understanding of what executives in similar positions at other peer companies were being paid at such time and are also the result of negotiations with certain executives during the hiring process. The base salaries of our Named Executive Officers are reviewed annually and may be adjusted to reflect market conditions and our executives’ performance during the prior year as well as the financial position of the company, or if there is a change in the scope of the officer’s responsibilities. We believe that attractive base salaries can motivate and reward executives for their overall performance.

As of December 31, 2014, the base salaries for our Named Executive Officers were as follows:

Named Executive Officer	Base Salary
Paul K. Wotton, Ph. D.	$575,000
Edward Myles	$360,000
Robert P. Lanza, M.D.	$485,100
Eddy Anglade, M.D.	$366,000
H. LeRoux Jooste	$350,000

2014 Cash Bonus Incentive

After considering Radford’s report and recommendations, and based on discussions with both Radford and Dr. Wotton as well as previous discussions by the Board in connection with the hiring of, and renegoatiion of employment agreements with, a number of the Named Executive Officers, the Compensation Committee formally established a cash bonus incentive arrangement for the Named Executive Officers based on the Company’s performance in 2014. The target bonus opportunity was 55% of annual base salary for Dr. Wotton, 35% of annual base salary for Mr. Myles, 40% of annual base salary for Dr. Lanza, 25% of annual base salary for Dr. Anglade and 40% of annual base salary for Mr. Jooste. The actual amount of any bonus that was earned could be more or less than the target amount based on the Compensation Committee’s determination as to the degree of achievement of the specified performance goals.

The 2014 bonus arrangement utilized a performance matrix for the Named Executive Officers. The performance matrix included a number of detailed objectives which were categorized across all components of the Company. The major initiatives which make up the performance matrix are listed below:

•	Initiate the next phase of clinical trials for our lead retinal pigment epithelium programs for age-related macular degeneration, Stargardt’s Macular Degeneration, and myopic macular degeneration.

•	Resolve legacy legal and administrative matters that were outstanding as of January 1, 2014.

•	Capitalize the Company to pursue objectives and list on a national exchange.

•	Advance the Company’s intellectual property position, including establishing positions in new clinical and pre-clinical programs.

•	Create redundancy in supply chain sufficient for clinical trials in short-term and commercialization in long-term.

•	Prioritization of cell source and therapeutic indication of pipeline assets.

The progress against each of these major initiatives was evaluated and graded by the Compensation Committee in early 2015. This evaluation process included discussions with management.

The Compensation Committee believed that the above objectives were appropriate uses of company resources in that, at the time of their development, it was believed that achievement of these objectives were viewed to be value creating for the Company. Furthermore, the Compensation Committee believed the objectives were sufficiently challenging and difficult to achieve, so as to drive management to optimize its efforts to achieve these objectives.

In February 2015, the Compensation Committee unanimously concluded that on an overall basis the target corporate performance objectives were achieved to a level of 50% and that the Named Executive Officers would therefore each receive a cash bonus in an amount equal to 50% of their respective target bonus amounts for fiscal 2014. The Compensation Committee further determined that based on exceptional contributions to corporate performance, Mr. Myles’ and Dr. Anglade’s bonuses would be increased to approximately 100% of their target bonus for fiscal 2014.

Equity Incentive Compensation

Equity incentive grants to our Named Executive Officers are made at the discretion of the Compensation Committee under the terms of our Stock Option Plans. The Compensation Committee believes that equity incentives subject to vesting over time or upon achievement of performance objectives can be an effective vehicle for the long-term element of compensation, as these awards align individual and team performance with the achievement of our strategic and financial goals over time, and with stockholders’ interests. The Compensation Committee approves all option grants.

In 2014, the Compensation Committee made stock option and restricted stock grants to all Named Executive Officers subject to time-based vesting, which are described in the Grants of Plan-Based Awards table below. Stock options, which have exercise prices equal to at least fair market value of our Common Stock on the date of grant, reward executive officers only if the stock price increases from the date of grant.

Employee Benefits

In addition to the primary elements of compensation described above, the Named Executive Officers also participate in broad-based employee benefits programs available to all of our employees, including health insurance, life and disability insurance, dental insurance and our 401(k) plan.

Risk Management Considerations

In response to the ongoing global economic recession, in 2014 the Compensation Committee considered the incentives under our executive compensation program and whether they introduced or encouraged excessive risk taking or other behaviors by our executives that could have a negative impact on our business. The Compensation Committee determined that our executive compensation program provides an appropriate balance of incentives and that it does not encourage our executives to take excessive risks or otherwise create risks that are reasonably likely to have a material adverse effect on us.

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

Alan C. Shapiro (Chairman)

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

Summary Compensation Table

The following table summarizes the compensation paid to our Named Executive Officers for the fiscal year ending December 31, 2014, 2013, and 2012.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	Total ($)
Paul K. Wotton (2)	2014	243,269	71,156	1,965,000	1,980,000	–	44,370	4,303,795
President and Chief Executive	2013	–	–	–	–	–	–	–
Officer	2012	–	–	–	–	–	–	–

Edward Myles (3)	2014	347,539	130,000	475,440	891,744	–	10,407	1,855,130
Chief Financial	2013	175,154	135,500	–	1,046,834	–	–	1,357,488
Officer and Chief Operating Officer	2012	–	–	–	–	–	–	–

Robert P. Lanza, M.D.(4)	2014	485,100	97,040	475,440	891,744	–	18,939	1,968,263
Chief Scientific	2013	485,100	101,095	79,714	69,860	–	–	735,769
Officer	2012	462,000	–	–	–	138,600	–	600,600

Eddy Anglade, M.D.(5)	2014	351,923	95,750	475,440	1,731,744	–	41,068	2,731,925
Chief Medical	2013	–	–	–	–	–	–	–
Officer	2012	–	–	–	–	–	–	–

H. LeRoux Jooste (6)	2014	65,962	25,000	158,000	432,188	–	50,000	731,150
Senior Vice President of Business	2013	–	–	–	–	–	–	–
Development and Chief Commercial Officer	2012	–	–	–	–	–	–	–

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all shares and stock options granted to the Named Executive Officers during fiscal 2014. Please see the assumptions relating to the valuation of our stock and stock option awards which are contained in Note 13 to the audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
(2)	Dr. Wotton joined the Company on July 21, 2014; his 2014 annual base salary was $575,000. The Company also agreed to pay Dr. Wotton a relocation reimbursement of up to $50,000 for expenses in connection with his relocation to the greater Boston, Massachusetts, area, of which $44,370 has been included in All Other Compensation.
(3)	The bonus amount for Mr. Myles includes $10,000 for recognition related to additional responsibilities as part of his role of interim president during the first half of 2014. Mr. Myles received $10,407 as part of the Company’s 401(K) plan match which has been included in All Other Compensation.
13

(4)	Dr. Lanza received $18,939 as part of the Company’s 401(K) plan match which has been included in All Other Compensation.
(5)	Dr. Anglade joined the Company on January 6, 2014; his 2014 annual base salary was $366,000. The Company also agreed to pay Dr. Anglade monthly payments of $3,000 for one year, to defray expenses related to travel from New Jersey to Marlborough, Massachusetts, which has been included in All Other Compensation. Dr. Anglade received $5,068 as part of the Company’s 401(K) plan match which has been included in All Other Compensation.
(6)	Mr. Jooste joined the Company on October 14, 2014; his 2014 annual base salary was $350,000. The Company also agreed to pay Mr. Jooste a relocation reimbursement of up to $50,000 for expenses in connection with his relocation to the greater Boston, Massachusetts, area, which has been included in All Other Compensation.

Employment Agreements

Employment Agreement with Paul Wotton

In connection with Paul Wotton’s appointment as Chief Executive Officer and President, we entered into an employment agreement with Dr. Wotton dated June 18, 2014, or the Wotton Agreement. Pursuant to the Agreement, Dr. Wotton will receive an annual base salary of $575,000, subject to annual review by the Board. Dr. Wotton will also be eligible to receive an annual cash incentive bonus with a target amount equal to 55% of his annual base salary with the actual amount of such bonus, if any, to be determined by the Board. The Company also agreed to pay Dr. Wotton a relocation reimbursement of up to $50,000 for expenses in connection with his relocation to the greater Boston, Massachusetts, area.

The Wotton Agreement provides further that, if Dr. Wotton’s employment is terminated for any reason, he will receive a lump sum payment equal to any base salary earned through the date of termination, unpaid expense reimbursements and unused vacation that accrued through the date of termination. In addition, if Dr. Wotton’s employment is terminated without cause, or if he quits for good reason, he will be eligible to receive his accrued and unpaid salary and other benefits as well as the following: (a) a payment equal to one year’s base salary plus his earned but unpaid incentive compensation as of the date of termination payable in accordance with the Company’s standard payroll practices, (b) reimbursement for up to 12 months of COBRA payments if Dr. Wotton is not covered by any other comprehensive health and dental insurance plan, (c) accelerated vesting of any unvested equity awards that are scheduled to vest within one year of his termination date, and (d) effectiveness of any performance-based equity awards for three (3) months beyond the date of termination. The payment of these severance payments and benefits is conditioned upon Dr. Wotton providing a release of claims. If Dr. Wotton is terminated without cause or he quits for good reason, in either case, within twelve (12) months following a change in control, then he will be entitled to severance as follows: (a) a lump sum payment equal to two years of base salary plus his unpaid incentive compensation as of the termination date, (b) reimbursement for up to 12 months of COBRA payments if Dr. Wotton is not covered by any other comprehensive health and dental insurance plan, and (c) 100% acceleration of all outstanding equity incentive awards to the extent subject to time-based vesting.

Employment Agreement with Edward Myles

On May 22, 2014, we entered into an amended and restated employment agreement with Edward Myles, or the Myles Agreement. The Myles Agreement replaced the employment agreement between the Company and Mr. Myles executed in May 2013 pursuant to which Mr. Myles served as the Company’s Chief Financial Officer and Executive Vice President of Corporate Development. Pursuant to the Myles Agreement, Mr. Myles will receive an annual base salary of $360,000 and will serve as the Company’s Chief Operating Officer and Chief Financial Officer. Mr. Myles will be eligible to receive an annual cash incentive bonus with a target amount equal to 35% of his annual base salary. The actual amount of the performance bonus will be determined by the Board, and may be more or less than the target amount.

If Mr. Myles’ employment is terminated by the Company without cause or by Mr. Myles for good reason, then Mr. Myles will be eligible to receive his accrued and unpaid salary and other benefits as well as the following: (a) a continuation of base salary for twelve (12) months, (b) a lump-sum payment equal to 35% of his annual base salary, (c) reimbursement for up to 12 months of COBRA payments if Mr. Myles is not covered by any other comprehensive health and dental insurance plan, (d) accelerated vesting of any unvested equity awards that are scheduled to vest within one year of his termination date, and (e) effectiveness of any performance-based equity awards for three (3) months beyond the date of termination. The payment of these severance payments and benefits is conditioned upon Mr. Myles providing a release of claims. If Mr. Myles is terminated without cause or he quits for good reason, in either case, within twelve (12) months following a change in control, then he will be entitled to severance as follows: (a) a lump sum payment equal to twelve (12) months of base salary plus the average annual bonus amount paid to Mr. Myles as determined over the three-year period immediately preceding such termination, (b) reimbursement for up to 12 months of COBRA payments if Mr. Myles is not covered by any other comprehensive health and dental insurance plan, and (c) 100% acceleration of all outstanding equity incentive awards to the extent subject to time-based vesting.

Employment Agreement with Robert P. Lanza

On October 1, 2014, we entered into an amended and restated employment agreement with Robert Lanza, or the Lanza Agreement. The Lanza Agreement replaced the prior employment agreement between the Company and Dr. Lanza executed in July 2011 as amended to date. Pursuant to the Lanza Agreement, Dr. Lanza will receive an annual base salary of $485,100 and will serve as the Company’s Chief Scientific Officer. Dr. Lanza will be eligible to receive an annual cash incentive bonus with a target amount equal to 40% of his annual base salary. The actual amount of the performance bonus will be determined by the Board, and may be more or less than the target amount.

If Dr. Lanza’s employment is terminated by the Company without cause or by Dr. Lanza for good reason, then Dr. Lanza will be eligible to receive his accrued and unpaid salary and other benefits as well as the following: (a) a continuation of base salary for twelve (12) months, and (b) reimbursement for up to 12 months of COBRA payments if Dr. Lanza is not covered by any other comprehensive health and dental insurance plan. The payment of these severance payments and benefits is conditioned upon Dr. Lanza providing a release of claims. If Dr. Lanza is terminated without cause or he quits for good reason, in either case, within twelve (12) months following a change in control, then he will be entitled to severance as follows: (a) a lump sum payment equal to twelve (12) months of base salary, (b) reimbursement for up to 12 months of COBRA payments if Dr. Lanza is not covered by any other comprehensive health and dental insurance plan, and (c) 100% acceleration of all outstanding equity incentive awards to the extent subject to time-based vesting.

Employment Agreement with Eddy Anglade

On December 7, 2013, we entered into an employment agreement with Eddy Anglade, or the Anglade Agreement. Pursuant to the Anglade Agreement, Dr. Anglade will receive an annual base salary of $366,000. Dr. Anglade will be eligible to receive an annual cash incentive bonus with a target amount equal to 25% of his annual base salary. The actual amount of the performance bonus will be determined by the Board, and may be more or less than the target amount.

If Dr. Anglade’s employment is terminated by the Company without cause or by Dr. Anglade for good reason, then Dr. Anglade will be eligible to receive his accrued and unpaid salary and other benefits as well as the following: (a) a continuation of base salary for twelve (12) months, and (b) reimbursement for up to 12 months of COBRA payments if Dr. Anglade is not covered by any other comprehensive health and dental insurance plan. The payment of these severance payments and benefits is conditioned upon Dr. Anglade providing a release of claims. If Dr. Anglade is terminated without cause or he quits for good reason, in either case, within twelve (12) months following a change in control, then he will be entitled to severance as follows: (a) a lump sum payment equal to twelve (12) months of base salary, (b) reimbursement for up to 12 months of COBRA payments if Dr. Anglade is not covered by any other comprehensive health and dental insurance plan, and (c) 100% acceleration of all outstanding equity incentive awards to the extent subject to time-based vesting.

Employment Agreement with H. LeRoux Jooste

On October 14, 2014, we entered into an employment agreement with H. LeRoux Jooste, or the Jooste Agreement. Pursuant to the Jooste Agreement, Mr. Jooste will receive an annual base salary of $350,000. Mr. Jooste will be eligible to receive an annual cash incentive bonus with a target amount equal to 40% of his annual base salary. The actual amount of the performance bonus will be determined by the Board, and may be more or less than the target amount. The Company also agreed to pay Mr. Jooste a relocation reimbursement of up to $50,000 for expenses in connection with his relocation to the greater Boston, Massachusetts, area.

If Mr. Jooste’s employment is terminated by the Company without cause or by Mr. Jooste for good reason, then Mr. Jooste will be eligible to receive his accrued and unpaid salary and other benefits as well as the following: (a) a continuation of base salary for twelve (12) months, and (b) reimbursement for up to 12 months of COBRA payments if Mr. Jooste is not covered by any other comprehensive health and dental insurance plan. The payment of these severance payments and benefits is conditioned upon Mr. Jooste providing a release of claims. If Mr. Jooste is terminated without cause or he quits for good reason, in either case, within twelve (12) months following a change in control, then he will be entitled to severance as follows: (a) a lump sum payment equal to twelve (12) months of base salary, (b) reimbursement for up to 12 months of COBRA payments if Mr. Jooste is not covered by any other comprehensive health and dental insurance plan, and (c) 100% acceleration of all outstanding equity incentive awards to the extent subject to time-based vesting.

2014 Stock Option and Incentive Plan

Since November 2014, the Company has maintained the stockholder approved 2014 Stock Option and Incentive Plan, or the 2014 Plan, pursuant to which equity-based compensation awards can be awarded to the Named Executive Officers and other service providers. Unless terminated earlier, the 2014 Plan will terminate in November 2024. The 2014 Plan is currently administered by the Compensation Committee. Any of our employees, directors, non-employee directors and consultants, as determined by the Compensation Committee, may be selected to participate in the 2014 Plan. We may award these individuals with one or more of the stock options, stock purchase rights, restricted shares and/or other equity based awards. The maximum aggregate number of common shares under the 2014 Plan that may be awarded is 250,000. The shares may be authorized, but unissued, or reacquired Common Stock. If an award should expire or become unexerciseable for any reason without having been exercised in full, or is surrendered pursuant to an option exchange program, the unpurchased shares that were subject thereto shall, unless the 2014 Plan shall have been terminated, become available for future grant under the 2014 Plan. In addition, any shares which are retained by the Company upon exercise of an award in order to satisfy the exercise or purchase price for such award or any withholding taxes due with respect to such exercise or purchase shall be treated as not issued and shall continue to be available under the 2014 Plan. Shares issued under the 2014 Plan and later repurchased by the Company pursuant to any repurchase right which the Company may have shall be available for future grant under the 2014 Plan. The maximum number of shares that may be subject to stock options and stock purchase rights granted to any one employee under the 2014 Plan for any fiscal year of the Company shall be 250,000. As of December 31, 2014, 150,000 shares remained available for issuance under the 2014 Plan.

2005 Stock Incentive Plan

Until November 2014, the Company maintained the stockholder approved 2005 Stock Incentive Plan, or the 2005 Plan, pursuant to which equity-based compensation awards could be awarded to the officers, employees and other service providers. The 2005 Plan was administered by the Compensation Committee. Awards under the 2005 Plan consisted of stock options, stock purchase rights, restricted shares and/or other equity based awards.

Grants of Plan-Based Awards

									All other
								All other	option		Grant
								stock	awards:		date fair
		Estimated future payouts			Estimated future			awards	Number	Exercise	value of
		under non-			payouts under			Number	of	or base	stock and
		equity			equity			of shares	securities	price of	option
	Date	incentive plan awards			incentive plan awards			of stock	underlying	option	Grant
Name and	of	Threshold	Target	Maximum	Threshold	Target	Maximum	or units	options	awards	awards
Principal Position	Grant	($)	($)	($)	($)	($)	($)			($/Sh)	($)(2)

Paul K. Wotton (1)			316,250
President and Chief Executive
Officer

Stock Option Award	7/30/2014								300,000	6.55	1,980,000
Restricted Stock Award	7/30/2014							300,000			1,965,000

Edward Myles (1)			126,000
Chief Operating
Officer and
Chief Financial Officer

Stock Option Award	9/12/2014								112,000	8.49	891,744
Restricted Stock Award	9/12/2014							56,000			475,440

Robert P. Lanza, M.D. (1)			194,040
Chief Scientific
Officer

Stock Option Award	9/12/2014								112,000	8.49	891,744
Restricted Stock Award	9/12/2014							56,000			475,440

Eddy Anglade, M.D. (1)			91,500
Chief Medical
Officer

Stock Option Award	2/4/2014								100,000	8.99	840,000
Stock Option Award	9/12/2014								112,000	8.49	891,744
Restricted Stock Award	9/12/2014							56,000			475,440

H. LeRoux Jooste (1)			140,000
Senior Vice
President of Business Development and
Chief Commercial Officer

Stock Option Award	11/24/2014								75,000	6.32	434,188
Restricted Stock Award	11/24/2014							25,000			158,000

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all shares and stock options granted to the Named Executive Officers during fiscal 2014. Please see the assumptions relating to the valuation of our stock and stock option awards which are contained in Note 13 to the audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
(2)	Each Named Executive Officer was eligible to earn a fiscal 2014 performance-based bonus pursuant to his employment agreement as discussed above under “Employment Agreements.” The 2014 bonus program is described above under “2014 Cash Bonus Incentive” and the amounts paid are also shown above in the Summary Compensation Table. The targets were based on a percentage of annual base salary and this was 55% of annual base salary for Dr. Wotton, 35% of annual base salary for Mr. Myles, 40% of annual base salary for Dr. Lanza, 25% of annual base salary for Dr. Anglade and 40% of annual base salary for Mr. Jooste. Dr. Anglade, Dr. Wotton, and Mr. Jooste joined the Company in January 2014, July 2014, and October 2014 respectively. The targets in the table above reflect their annualized target bonus.

Outstanding Equity Awards at December 31, 2014

The following table shows the number of shares of Common Stock covered by stock options and also unvested stock held by the Named Executive Officers as of December 31, 2014.

	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of shares or units of stock that have not vested	Market value of shares or units of stock that have not vested
Name			($)	($)		$

Paul K. Wotton		300,000 (1)	6.55	7/30/2024
President and Chief Executive					300,000 (2)	1,827,000
Officer

Edward Myles (3)	93,333 (3)	46,667	7.78	6/27/2023
Chief Financial Officer and	14,000 (4)	98,000	8.49	9/12/2024
Chief Operating Officer					56,000 (5)	341,040

Robert P. Lanza, M.D.,	5,000 (6)		85.00	1/31/2015
Chief Scientific	2,500 (7)		220.00	9/15/2015
Officer	40,000 (8)		21.00	2/7/2018
	53,500 (9)		9.80	11/13/2019
	17,834 (10)		19.50	1/10/2021
	150,000 (11)		15.70	8/8/2021
	12,858 (12)		6.20	11/8/2023
	14,000 (13)	98,000	8.49	9/12/2024
					56,000 (14)	341,040

Eddy Anglade, M.D.,	14,000(16)	100,000 (15)	8.99	2/4/2024
Chief Medical		98,000	8.49	9/12/2024
Officer					56,000 (17)	341,040

H. LeRoux Jooste		75,000 (18)	6.32	11/24/2024
Senior Vice					25,000 (19)	152,250
President of Business Development and
Chief Commercial Officer

(1)	These options held by Dr. Wotton vest as follows: 75,000 on 7/30/2015 and 6,250 per month for the following 36 months.
(2)	These stock units held by Dr. Wotton vest as follows: 100,000 on each of 7/30/2015, 7/30/2016, and 7/30/2017.
(3)	These options held by Mr. Myles vested 46,667 on December 31, 2013, 23,333 on June 30, 2014, and 23,333 on December 31, 2014. The remaining unvested options will vest as follows: 23,333 on June 30, 2015 and 23,334 on December 31, 2015.
(4)	These options held by Mr. Myles vested 4,666 on 10/12/2014, 4,667 on 11/12/2014, and 4,667 on 12/12/2014. The remaining unvested options will vest as follows: 4,666 per month for the remaining 21 months of the vesting period.
18

(5)	These stock units held by Mr. Myles vest as follows: 18,667 on 9/12/2015 and 4,666 per quarter over the following 8 quarters.
(6)	These options held by Dr. Lanza vested in full as of January 31, 2009.
(7)	These options held by Dr. Lanza vested in full as of December 31, 2006.
(8)	These options held by Dr. Lanza vested in full as of February 7, 2010.
(9)	These options held by Dr. Lanza vested in full as of November 13, 2010.
(10)	These options held by Dr. Lanza vested in full as of March 31, 2012.
(11)	These options held by Dr. Lanza vested in full as of September 30, 2013.
(12)	These options held by Dr. Lanza vested in full as of December 31, 2013.
(13)	These options held by Dr. Lanza vested 4,666 on 10/12/2014, 4,667 on 11/12/2014, and 4,667 on 12/12/2014. The remaining unvested options will vest as follows: 4,666 per month for the remaining 21 months of the vesting period.
(14)	These stock units held by Dr. Lanza vest as follows: 18,667 on 9/12/2015 and 4,666 per quarter over the following 8 quarters.
(15)	These options held by Dr. Anglade vest as follows: 25,000 on each of 2/4/2015, 2/4/2016, 2/4/2017, and 2/4/2018.
(16)	These options held by Dr. Anglade vested 4,666 on 10/12/2014, 4,667 on 11/12/2014, and 4,667 on 12/12/2014. The remaining unvested options will vest as follows: 4,666 per month for the remaining 21 months of the vesting period.
(17)	These stock units held by Dr. Anglade vest as follows: 18,667 on 9/12/2015 and 4,666 per quarter over the following 8 quarters.
(18)	These options held by Mr. Jooste vest as follows: 18,750 on 11/24/2015 and 1,562 per month over the following 36 months.
(19)	These stock units held by Mr. Jooste vest as follows: 8,333 on each of 11/24/2015, 11/24/2016, and 11/24/2017.

Option exercises and stock vested—fiscal year 2014

With respect to the Named Executive Officers during the fiscal year ended December 31, 2014, there were no exercises of stock options and no vesting of restricted stock.

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

Payments made upon involuntary termination by the Company without cause or for good reason by executive, or company change in control transaction

This section provides estimates for compensation payable to each Named Executive Officer under hypothetical termination of employment and change in control scenarios under our compensatory arrangements with the Named Executive Officers (other than nondiscriminatory arrangements generally available to salaried employees). The amounts shown below are estimates and assume the hypothetical involuntary termination or change in control occurred on December 31, 2014, the last day of fiscal 2014, applying the provisions of the employment agreements that were in effect as of such date. Due to the number of factors and assumptions that can affect the nature and amount of any benefits provided upon the events discussed below, any amounts paid or distributed upon an actual event may differ.

Dr. Wotton, if terminated without Cause or resigned for Good Reason

Pursuant to the terms of the Wotton Agreement, if Dr. Wotton had been terminated without Cause or had resigned for Good Reason on December 31, 2014, Dr. Wotton would have been entitled to his accrued and unpaid salary and other benefits, as well as the following: (i) an amount equal to $575,000 (his annual base salary then in effect) plus his earned but unpaid incentive compensation (bonus) as of the date of termination, for an estimated total payment of $891,250, payable in equal installments in accordance with the Company’s standard payroll practices and commencing within 60 days of December 31, 2014, (ii) reimbursement to Dr. Wotton on a month-to-month basis of an amount equivalent to Dr. Wotton and Dr. Wotton’s spouse and dependent’s COBRA payments for up to 12 months following the date of termination if Dr. Wotton were to properly elect COBRA coverage, for an estimated $14,840 in reimbursements over 12 months, and (iii) full vesting of the stock option or restricted stock units awards held by Dr. Wotton that are scheduled to vest within one year of the termination date. This accelerated vesting of stock options and restricted stock at December 31, 2014 would have resulted in $1,362,379 in value to Dr. Wotton. In addition, if a milestone underlying a performance-based equity award is achieved during the three month period following such termination, Dr. Wotton would be entitled to the same vesting with respect to the applicable performance-based equity award that he would have vested in if he had been employed on the date of the achievement of the performance milestone.

Dr. Wotton, if terminated without Cause or resigned for Good Reason, within 12 months of a Change of Control

If a change in control had occurred on December 31, 2014, (i) within 60 days of December 31, 2014, a lump sum payment of $1,150,000 (equal to two times his annual base salary then in effect) plus his earned but unpaid bonus, for an estimated total payment of $1,466,250, (ii) reimbursement to Dr. Wotton on a month-to-month basis of an amount equivalent to Dr. Wotton and Dr. Wotton’s spouse and dependent’s COBRA payments for up to 12 months following the date of termination if Dr. Wotton were to properly elect COBRA coverage, for an estimated $14,840 in reimbursements over 12 months, and (iii) full vesting of all stock option or restricted stock unit awards held by Dr. Wotton. This accelerated vesting of stock options and restricted stock at December 31, 2014 would have resulted in $3,931,847 in value to Dr. Wotton.

Mr. Myles, if terminated without Cause or resigned for Good Reason

Pursuant to the terms of the Myles Agreement, if Mr. Myles had been terminated without Cause or had resigned for Good Reason on December 31, 2014, Mr. Myles would have been entitled to his accrued and unpaid salary and other benefits, as well as the following: (i) commencing within 60 days of December 31, 2014, a continuation of base salary for twelve (12) months, for an estimated total payment of $360,000, (ii) a lump-sum payment equal to 35% of his annual base salary, estimated at $126,000, and payable on the last payroll date of the 12-month severance period, (iii) reimbursement to Mr. Myles on a month-to-month basis of an amount equivalent to Mr. Myles and Mr. Myles’s spouse and dependents’ COBRA payments for up to 12 months following the date of termination if Mr. Myles were to properly elect COBRA coverage, for an estimated $16,234 in reimbursements over 12 months, and (iv) full vesting of the stock option or restricted stock unit awards held by Mr. Myles that are scheduled to vest within one year of the termination date. This accelerated vesting of stock options and restricted stock at December 31, 2014 would have resulted in $957,003 in value to Mr. Myles. In addition, if a milestone underlying a performance-based equity award is achieved during the three month period following such termination, Mr. Myles would be entitled to the same vesting with respect to the applicable performance-based equity award that he would have vested in if he had been employed on the date of the achievement of the performance milestone.

Mr. Myles, if terminated without Cause or resigned for Good Reason, within 12 months of a Change of Control

If a change in control had occurred on December 31, 2014, (i) within 60 days of December 31, 2014, a lump sum payment equal to $360,000 (his annual base salary then in effect) plus the average annual bonus amount paid to Mr. Myles as determined over the three-year period immediately preceding such termination, for an estimated total payment of $486,000, (ii) reimbursement to Mr. Myles on a month-to-month basis of an amount equivalent to Mr. Myles and Mr. Myles’s spouse and dependent’s COBRA payments for up to 12 months following the date of termination if Mr. Myles were to properly elect COBRA coverage, for an estimated $16,234 in reimbursements over 12 months, and (iii) full vesting of all stock option or restricted stock unit awards held by Mr. Myles. This accelerated vesting of stock options and restricted stock at December 31, 2014 would have resulted in $1,537,440 in value to Mr. Myles.

Dr. Lanza, if terminated without Cause or resigned for Good reason,

Pursuant to the terms of the Lanza Agreement, if Dr. Lanza had been terminated without Cause or had resigned for Good Reason on December 31, 2014, Dr. Lanza would have been entitled to his accrued and unpaid salary and other benefits, as well as the following: (i) commencing within 60 days of December 31, 2014, a continuation of base salary for twelve (12) months, for an estimated total payment of $485,100 and (ii) reimbursement to Dr. Lanza on a month-to-month basis of an amount equivalent to Dr. Lanza and Dr. Lanza’s spouse and dependent’s COBRA payments for up to 12 months following the date of termination if Dr. Lanza were to properly elect COBRA coverage, for an estimated $5,696 in reimbursements over 12 months.

Dr. Lanza, if terminated without Cause or resigned for Good Reason, within 12 months of a Change of Control

If a change in control had occurred on December 31, 2014, (i) within 60 days of December 31, 2014, a lump sum payment of $485,100 (equal to his annual base salary then in effect), (ii) reimbursement to Dr. Lanza on a month-to-month basis of an amount equivalent to Dr. Lanza and Dr. Lanza’s spouse and dependent’s COBRA payments for up to 12 months following the date of termination if Dr. Lanza were to properly elect COBRA coverage, for an estimated $5,696 in reimbursements over 12 months, and (iii) full vesting of all stock option or restricted stock unit awards held by Dr. Lanza. This accelerated vesting of stock options and restricted stock at December 31, 2014 would have resulted in $1,189,206 in value to Dr. Lanza.

Dr. Anglade, if terminated without Cause or resigned for Good Reason

Pursuant to the terms of the Anglade Agreement, if Dr. Anglade had been terminated without Cause or had resigned for Good Reason on December 31, 2014, Dr. Anglade would have been entitled to his accrued and unpaid salary and benefits as well as the following: (i) commencing within 60 days of December 31, 2014, a continuation of base salary for twelve (12) months, for an estimated total payment of $366,000 and (ii) reimbursement to Dr. Anglade on a month-to-month basis of an amount equivalent to Dr. Anglade and Dr. Anglade’s spouse and dependent’s COBRA payments for up to 12 months following the date of termination if Dr. Anglade were to properly elect COBRA coverage, for an estimated $21,147 in reimbursements over 12 months.

Dr. Anglade, if terminated without Cause or resigned for Good Reason, within 12 months of a Change of Control

If a change in control had occurred on December 31, 2014, (i) within 60 days of December 31, 2014, a lump sum payment of $366,000 (equal to his annual base salary then in effect), (ii) reimbursement to Dr. Anglade on a month-to-month basis of an amount equivalent to Dr. Anglade and Dr. Anglade’s spouse and dependent’s COBRA payments for up to 12 months following the date of termination if Dr. Anglade were to properly elect COBRA coverage, for an estimated $21,147 in reimbursements over 12 months, and (iii) full vesting of all stock option or restricted stock unit awards held by Dr. Anglade. This accelerated vesting of stock options and restricted stock at December 31, 2014 would have resulted in $1,863,965 in value to Dr. Anglade.

Mr. Jooste, if terminated without Cause or resigned for Good Reason

Pursuant to the terms of the Jooste Agreement, if Mr. Jooste had been terminated without Cause or had resigned for Good Reason on December 31, 2014, Mr. Jooste would have been entitled to his accrued and unpaid salary and benefits as well as the following: (i) commencing within 60 days of December 31, 2014, a continuation of base salary for twelve (12) months, for a total estimated payment of $350,000 and (ii) reimbursement to Mr. Jooste on a month-to-month basis of an amount equivalent to Mr. Jooste and Mr. Jooste’s spouse and dependent’s COBRA payments for up to 12 months following the date of termination if Mr. Jooste were to properly elect COBRA coverage, for an estimated $14,840 in reimbursements over 12 months.

Mr. Jooste, if terminated without Cause or resigned for Good Reason, within 12 months of a Change of Control

If a change in control had occurred on December 31, 2014, (i) within 60 days of December 31, 2014, a lump sum payment of $350,000 (equal to his annual base salary then in effect), (ii) reimbursement to Mr. Jooste on a month-to-month basis of an amount equivalent to Mr. Jooste and Mr. Jooste’s spouse and dependent’s COBRA payments for up to 12 months following the date of termination if Mr. Jooste were to properly elective COBRA coverage, for an estimated $14,840 in reimbursements over 12 months, and (iii) full vesting of all stock option or restricted stock unit awards held by Mr. Jooste. This accelerated vesting of stock options and restricted stock at December 31, 2014 would have resulted in $728,918 in value to Mr. Jooste.

DIRECTOR COMPENSATION – FISCAL YEAR 2014

Director Compensation Arrangements

Non-employee members of the Company’s Board of Directors receive: (1) an initial grant of 10,000 vested common shares, (2) an annual grant of 5,000 shares of Common Stock (with 1,250 vested shares issued quarterly), (3) an annual grant on the first business day of each fiscal year of a vested 10 year term nonstatutory stock option covering 5,000 shares with an exercise price equal to the fair market value of a common share on the date of grant, (4) an annual retainer of $40,000 (payable quarterly) and (5) a cash payment for attendance at each board meeting in the amount of $2,000 for in-person meetings, $1,000 for telephonic meetings and $500 for monthly update telephone meetings. The non-employee Chairman of the Board of Directors receives (i) an annual grant of 10,000 shares of Common Stock (with 2,500 vested shares issued quarterly), (ii) an annual grant on the first business day of each fiscal year of a vested 10 year term nonstatutory stock option covering 10,000 shares with an exercise price equal to the fair market value of a common share on the date of grant, (4) an annual retainer of $80,000 (payable quarterly). Payment for attendance at board meetings is the same for the Chairman as other members of the Board of Directors.

With respect to service on the Company’s Audit Committee, Compensation Committee or the Nominating and Corporate Governance Committee, the Chair receives a payment of $1,500 per meeting and the other members receive $1,000 per meeting. Directors who are also one of our employees, such as Dr. Wotton, do not and will not receive any compensation for their services as our directors while they are also serving as an employee. Directors have been and will continue to be reimbursed for travel and other expenses directly related to activities as directors. The foregoing compensation structure for the non-employee directors was established and approved by the Compensation Committee and unanimously ratified by the full Board of Directors in October 2012.

The table below shows compensation paid to our non-employee directors in 2014.

	Fees Earned	Stock	Option
	or Paid in Cash	Awards	Awards	Total
Name	($)	($)(1)	($)(1)	($)
Alan C. Shapiro, Ph.D. (2)	74,048	34,913	24,650	133,611
Robert Langer, Sc.D. (3)	136,500	34,913	24,650	196,063
Zohar Loshitzer (4)	64,500	34,913	24,650	124,063
Gregory D. Perry (5)	73,500	34,913	24,650	133,063
Michael Heffernan (6)	142,000	69,825	793,400	1,005,225

(1)	Represents the total grant date fair value, as determined under FASB ASC Topic 718, Stock Compensation, of all shares and stock options granted to the Named Executive Officers during fiscal 2014. Please see the assumptions relating to the valuation of our stock and stock option awards which are contained in Note 13 to the audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
(2)	Dr. Shapiro received 1,250 shares at a share price of $7.73, 1,250 shares at a share price of $6.70, 1,250 shares at a share price of $7.41, and 1,250 shares at a share price of $6.09. Dr. Shapiro received 5,000 options on January 2, 2014 that vested immediately, with an exercise price and share price at date of grant of $6.17. Included in the Fees Earned or Paid in Cash is approximately $36,548 paid in 4,729 shares of stock received in lieu of cash compensation.
(3)	Dr. Langer received 1,250 shares at a share price of $7.73, 1,250 shares at a share price of $6.70, 1,250 shares at a share price of $7.41, and 1,250 shares at a share price of $6.09. Dr. Langer received 5,000 options on January 2, 2014 that vested immediately, with an exercise price and share price at date of grant of $6.17.
(4)	Mr. Loshitzer received 1,250 shares at a share price of $7.73, 1,250 shares at a share price of $6.70, 1,250 shares at a share price of $7.41, and 1,250 shares at a share price of $6.09. Mr. Loshitzer received 5,000 options on January 2, 2014 that vested immediately, with an exercise price and share price at date of grant of $6.17.
(5)	Mr. Perry received 1,250 shares at a share price of $7.73, 1,250 shares at a share price of $6.70, 1,250 shares at a share price of $7.41, and 1,250 shares at a share price of $6.09. Mr. Perry received 5,000 options on January 2, 2014 that vested immediately, with an exercise price and share price at date of grant of $6.17.
(6)	Mr. Heffernan received 2,500 shares at a share price of $7.73, 2,500 shares at a share price of $6.70, 2,500 shares at a share price of $7.41, and 2,500 shares at a share price of $6.09. Mr. Heffernan received 10,000 options on January 2, 2014 that vested immediately, with an exercise price and share price at date of grant of $6.17. Mr. Heffernan received 100,000 options on September 25, 2014 that vested quarterly over the period of one year, with an exercise and share price at date of grant of $7.94.

The table below shows the number of stock options held by each non-employee director as of December 31, 2014:

Stock
Name	Options
Alan C. Shapiro, Ph.D.	21,000
Robert Langer, Sc.D.	36,250
Zohar Loshitzer	15,834
Gregory D. Perry	15,417
Michael Heffernan	119,871

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Beneficial Ownership of Directors, Officers and 5% Stockholders

The following table sets forth certain information regarding the beneficial ownership of our Common Stock as of March 31, 2015, on such date, 35,600,417 shares of Common Stock were outstanding.

Beneficial ownership is determined in accordance with the applicable rules of the Securities and Exchange Commission and includes voting or investment power with respect to shares of our Common Stock. In computing the number of shares of Common Stock beneficially owned by a person and the percentage ownership of that person, we deemed as outstanding shares of Common Stock subject to options or warrants held by that person that are currently exercisable or exercisable within 60 days of March 31, 2015. We did not deem these shares outstanding, however, for the purpose of computing the percentage ownership of any other person. The information set forth below is not necessarily indicative of beneficial ownership for any other purpose, and the inclusion of any shares deemed beneficially owned in this table does not constitute an admission of beneficial ownership of those shares.

Unless otherwise indicated, to our knowledge, all persons named in the table have sole voting and investment power with respect to their shares of Common Stock, except, where applicable, to the extent authority is shared by spouses under applicable state community property laws.

The following table sets forth information regarding beneficial ownership of our capital stock as of March 31, 2015 by:

•	5% or greater stockholders;

•	Each of our directors and named executive officers; and

•	All of our directors and executive officers, as a group.

	Number of
	Shares
	Beneficially
Name and Address (1) of Beneficial Owner	Owned	Percentage
5% or Greater Stockholders
None
Directors and Named Executive Officers
Paul K. Wotton, Ph. D.	–	–
Edward Myles(2)	130,666	*
Robert P. Lanza M.D. (3)	494,534	1.38
Eddy Anglade(4)	62,334	*
H. LeRoux Jooste	–	-
Alan C. Shapiro(5)	305,516	*
Robert Langer(6)	89,750	*
Zohar Loshitzer(7)	38,918	*
Gregory D. Perry(8)	38,084	*
Michael Heffernan(9)	103,371	*
Directors and Executive Officers as a Group (10 Persons)	1,263,173	3.48

(*) Represents beneficial ownership of less than 1%.

(1)	Unless otherwise indicated, the address of the beneficial owner is 33 Locke Drive, Marlborough, Massachusetts 01752.
(2)	Consists of 130,666 shares issuable to Mr. Myles upon exercise of stock options exercisable within 60 days of March 31, 2015.
24

(3)	Includes (i) 175,509 shares held directly by Dr. Lanza and (ii) 319,025 shares issuable to Dr. Lanza upon exercise of stock options exercisable within 60 days of March 31, 2015.
(4)	Includes 62,334 shares issuable to Dr. Anglade upon exercise of stock options exercisable within 60 days of March 31, 2015.
(5)	Includes (i) 279,516 shares held directly by Dr. Shapiro and (ii) 26,000 shares issuable to Dr. Shapiro upon exercise of stock options exercisable within 60 days of March 31, 2015.
(6)	Includes (i) 48,500 shares held directly by Dr. Langer and (ii) 41,250 shares issuable to Dr. Langer upon exercise of stock options exercisable within 60 days of March 31, 2015.
(7)	Includes (i) 18,084 shares held directly by Mr. Loshitzer and (ii) 20,834 shares issuable to Mr. Loshitzer upon exercise of stock options exercisable within 60 days of March 31, 2015.
(8)	Includes (i) 17,667 shares held directly by Mr. Perry and (ii) 20,417 shares issuable to Mr. Perry upon exercise of stock options exercisable within 60 days of March 31, 2015.
(9)	Includes (i) 23,500 shares held directly by Mr. Heffernan and (ii) 79,871 shares issuable to Mr. Heffernan upon exercise of stock options exercisable within 60 days of March 31, 2015.

There are no arrangements known to the Company, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table shows information with respect to each equity compensation plan under which the Company’s Common Stock is authorized for issuance as of the fiscal year ended December 31, 2014.

EQUITY COMPENSATION PLAN INFORMATION

(c) Number of
securities
remaining
	(a)		available
	Number of		for issuance
	securities	(b)	under
	to be issued	Weighted	equity
	upon	average	compensation
	exercise of	exercise price of	plans
	outstanding	outstanding	(excluding
	options,	options,	securities
	warrants and	warrants and	reflected
Plan Category	rights	rights	in column (a))

Equity compensation plans approved by security holders	2,738,381 (1)	$9.87	150,000 (2)
Equity compensation plans not approved by security holders	45,906 (3)	$40.46	-
Total	2,784,287		150,000

(1)	This number includes 2,638,381 shares issued and outstanding as part of the 2005 Stock Plan and 100,000 shares issued and outstanding as part of the 2014 Stock Plan.
(2)	This number represents 150,000 shares available under the 2014 Stock Plan.
(3)	The number reflects the aggregate number of shares underlying compensatory warrants that have been issued and continue to be outstanding as of December 31, 2014. Each warrant was part of a separate equity compensation arrangement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

None of the following parties has, during the year ended December 31, 2014, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us, other than as noted in this section:

•	Any of our directors or officers,

•	Any person proposed as a nominee for election as a director,

•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our outstanding shares of Common Stock,

•	Any of our promoters, and

•	Any relative or spouse of any of the foregoing persons who has the same house as such person.

The Company complies with the standards of “independence” prescribed by the Nasdaq Marketplace Rules. Accordingly, our Board of Directors has determined that Dr. Alan Shapiro, Dr. Robert Langer, Mr. Zohar Loshitzer, Mr. Gregory Perry and Mr. Michael Heffernan meet the definition of “independent director” as defined in Rule 5605(a)(2) of the Nasdaq Marketplace Rules.

Item 14.     Principal Accounting Fees and Services.

The following table summarizes the fees of our current and prior independent registered public accounting firms, BDO USA LLP and SingerLewak LLP, billed to us for each of the last two fiscal years for audit services and billed to us in each of the last two years for other services:

Fee Category	2014	2013
Audit Fees	$154,500	$362,035
Audit Related Fees	$–	$89,491
Tax Fees	$–	$–
All Other Fees	$–	$–

Audit fees consist of aggregate fees billed for professional services rendered for the audit of the Company’s annual financial statements and review of the interim financial statements included in quarterly reports or services that are normally provided by the independent auditor in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2014 and 2013.

Audit related fees consist of aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under “Audit Fees.” These fees include review of registration statements.

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

Item 15. Exhibits and Financial Statement Schedules

(b)

The exhibits required by this item and included in this report or incorporated herein by reference are as follows:

Exhibit No.	Document Description	Incorporation by Reference
3.1	Certificate of Incorporation of the Registrant dated November 17, 2005	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 and incorporated by reference herein.

3.2	Certificate of Amendment to Certificate of Incorporation dated October 13, 2006	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on October 13, 2006 and incorporated by reference herein.

3.3	Certificate of the Powers, Designations, Preferences and Rights of the Series A-1 Convertible Preferred Stock dated March 5, 2009	Previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q filed on July 20, 2009 and incorporated by reference herein.

3.4	Certificate of Amendment to Certificate of Incorporation dated September 15, 2009	Previously filed as Exhibit 3.15 to Registrant’s Registration Statement on Form S-1 filed November 18, 2009 and herein incorporated by reference.

3.5	Certificate of Designations of Preferences, Rights and Limitations of Series B Preferred Stock dated November 3, 2009	Previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on November 13, 2009 and incorporated by reference herein.

3.6	Certificate of Designations of Preferences, Rights and Limitations of Series C Preferred Stock dated December 30, 2010	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 3, 2011 and incorporated herein by reference.

3.7	Certificate of Amendment to Certificate of Incorporation dated January 24, 2012	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 30, 2012 and incorporated herein by reference.

3.8	Certificate of Amendment to Certificate of Incorporation dated October 24, 2013	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on October 24, 2013 and incorporated herein by reference.

3.9	Certificate of Amendment to Certificate of Incorporation dated August 27, 2014	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on August 27, 2014 and incorporated herein by reference.
27

3.10	Certificate of Amendment to Certificate of Incorporation dated November 12, 2014	Previously filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on November 13 and incorporated herein by reference.

3.11	Certificate of Amendment to Certificate of Incorporation dated November 12, 2014	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 13, 2014 and incorporated herein by reference.

3.12	Bylaws of the Registrant	Previously filed as Exhibit 3.2 to the Registrant's Current Report on Form 8-K filed on November 21, 2005 and incorporated by reference herein.

3.13	Amendment No. 1 to Bylaws of the Registrant	Previously filed as Exhibit 3.2 to the Registrant’s Current Report on Form 8-K filed on November 30, 2007 and incorporated by reference herein

4.1	Form of Subscription Agreement to Purchase Series A Convertible Preferred Stock of the Registrant	Previously filed as Exhibit 4.8 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.1	A.C.T. Holdings, Inc. 2005 Stock Option Plan*	Previously filed as Appendix A to the Registrant's preliminary proxy statement on Form PRE-14A filed on May 10, 2005 and incorporated by reference herein.

10.2	Form of Incentive Stock Option Agreement under A.C.T. Holdings, Inc. 2005 Stock Option Plan *	Previously filed as Exhibit 10.36 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.3	Form of Nonqualified Stock Option Agreement under A.C.T. Holdings, Inc. 2005 Stock Option Plan *	Previously filed as Exhibit 10.37 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.4	Confidentiality and Nondisclosure Agreement dated February 3, 1999 by and between the Registrant and Robert Lanza, M.D.*	Previously filed as Exhibit 10.54 to the Registrant's Quarterly Report on Form 10-QSB filed on May 23, 2005 and incorporated by reference herein.

10.5	Agreement dated September 15, 2005 by and among ACT, Advanced Cell, Inc. and A.C.T. Group, Inc.	Previously filed as Exhibit 10.9 to the Registrant's Current Report on Form 8-K filed on September 19, 2005 and incorporated by reference herein.

10.6	Agreement and Plan of Merger dated July 31, 2007 by and among the Registrant, ACT Acquisition Sub, Inc., Mytogen, Inc. and certain shareholders of Mytogen, Inc.	Previously filed as exhibit 10.101 to the Amendment No. 1 to the Registrant’s 10-KSB for the year ended December 31, 2007 filed with the SEC on June 30, 2008 and incorporated by reference herein.
10.7	Form of Additional Investment Right	Previously filed as Exhibit 10.132 to the Registrant’s Registration Statement on Form S-1 filed on November 19, 2009 and incorporated herein by reference.

10.8	Employment Agreement dated October 1, 2009 by and between the Registrant and Robert P. Lanza*	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on November 17, 2009 and incorporated herein by reference.

10.9	Amended and Restated Employment Agreement dated July 1, 2011 by and between the Registrant and Robert P. Lanza*	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 17, 2011 and incorporated herein by reference.

10.10	Settlement Agreement and Mutual Release Form used between the Registrant and several counter parties	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 12, 2011 and incorporated herein by reference.

10.11	Settlement Agreement and Mutual Release dated December 31, 2012 by and between the Registrant and CAMOFI Master LDC, and CAMHZN Master LDC	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.

10.12	Form of Amortizing Senior Secured Convertible Debenture Issued to CAMOFI Master LDC	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.

10.13	Form of Amortizing Senior Secured Convertible Debenture Issued to CAMHZN Master LDC	Previously filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.

10.14	Form of Registration Rights Agreement between the Registrant and each of the holders signatory thereto	Previously filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.

10.15	Office Lease Agreement dated January 11, 2013 by and between the Registrant and Wendy Jolles and Linda Olstein, Trustees of The Janelon Trust under Declaration of Trust dated January 28, 1975 and recorded with the Suffolk County Registry of Deeds in Book 8766, Page 558, as amended by instrument dated January 7, 1988 and recorded in Book 14432, Page 267	Previously filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on January 17, 2013 and incorporated herein by reference.

10.16	Executive Employment Agreement dated as of May 20, 2013, by and between the Registrant and Edward Myles	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 24, 2013 and incorporated herein by reference.

10.17	Mutual Release and Waiver Agreement, dated May 31, 2013 by and between the Registrant and JMJ Financial.	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 7, 2013 and incorporated herein by reference.

10.18	Share Exchange Agreement dated April 25, 2013 between the Registrant and Volation Capital Partners, LLC	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on May 1, 2013 and incorporated herein by reference.
29

10.19	Separation Agreement, dated as of January 21, 2014 by and between the Registrant and Gary Rabin.	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 22, 2014 and incorporated herein by reference.

10.20	Employment Agreement dated December 13, 2013 by and between the Registrant and Eddy Anglade	Previously filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K filed on April 1, 2014 and incorporated herein by reference.

10.21	Executive Employment Agreement dated as of May 22, 2014, by and between the Company and Edward Myles	Previously filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2014 and incorporated d herein by reference.

10.22

Settlement Agreement, dated as of June 3, 2014 by and among Advanced Cell Technology, Inc. and Gary D. Aronson, John S. Gorton, individually and as trustee of the John S. Gorton Separate Property Trust dated March 3, 1993, herronlaw apc, Miller and Steele LLP, and Michael A. Bourke

Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 6, 2014 and incorporated herein by reference.
10.23	Executive Employment Agreement, dated as of June 18, 2014 by and between the Company and Paul K. Wotton, Ph.D.*	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 24, 2014 and incorporated herein by reference.

10.24	Purchase Agreement, dated as of June 27, 2014, by and between the Company and Lincoln Park Capital Fund, LLC (incorporated herein by reference to, File No. 000-50295).	Previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 3, 2014 and incorporated herein by reference.

10.25	Registration Rights Agreement, dated as of June 27, 2014, by and between the Company and Lincoln Park Capital Fund, LLC	Previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 3, 2014 and incorporated herein by reference.

10.26	Stock Repurchase and Release Agreement dated as of August 7, 2014, by and between the Company and Socius CGII, Ltd.	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2014 and incorporated herein by reference.

10.27	Stock Repurchase and Release Agreement dated as of August 7, 2014, by and between the Company and Optimus Life Sciences Capital Partners, LLC	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on August 11, 2014 and incorporated herein by reference.

10.28	Amended and Restated Executive Employment Agreement, dated as of October 1, 2014 by and between the Company and Robert Lanza	Previously filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014 and incorporated herein by reference.

10.29	Executive Employment Agreement, dated as of October 14, 2014 by and between the Company and H. LeRoux Jooste*	Previously filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q filed on November 10, 2014 and incorporated herein by reference.
30

10.30	2014 Stock Option and Incentive Plan and forms of option agreements thereunder*	Previously filed.

21.1	Subsidiaries of the Registrant	Previously filed.

23.1	Consent of Singer Lewak LLP, Independent Registered Public Accounting Firm	Previously filed.

23.2	Consent of BDO USA LLP, Independent Registered Public Accounting Firm	Previously filed.

24.1	Power of Attorney	Included on the signature page(s) hereto

31.1	Certification of the Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934	Filed herewith.
31.2	Certification of the Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934	Filed herewith.
32.1	Certification of Principal Executive Officer Pursuant to Section 1350	Previously filed.
32.2	Certification of Principal Financial Officer Pursuant to Section 1350	Previously filed.

* Management contract or compensatory plan or arrangement

31

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OCATA THERAPEUTICS, INC.

Dated: April 10, 2015	By:	/s/ Paul K. Wotton
Paul K. Wotton
President and Chief Executive Officer
(Principal Executive Officer)

OCATA THERAPEUTICS, INC.

Dated: April 10, 2015	By:	/s/ Edward Myles
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

/s/ Paul K. Wotton	April 10, 2015
Paul K. Wotton
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Edward Myles	April 10, 2015
Edward Myles
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)

/s/ Robert Langer	April 10, 2015
Robert Langer, Sc.D
Director

/s/ Alan C. Shapiro	April 10, 2015
Alan C. Shapiro, Ph.D
Director

/s/ Gregory Perry	April 10, 2015
Gregory D. Perry
Director

/s/ Zohar Loshitzer	April 10, 2015
Zohar Loshitzer
Director

/s/ Michael T, Heffernan	April 10, 2015
Michael T. Heffernan
Director and Chairman of the Board

32