Form 10-Q
period 2015-06-30
Ocata Therapeutics, Inc.
filed 2015-08-06
CIK 1140098

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at July 31, 2015:
Common Stock, $0.001 par value per share	42,225,714 shares

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF JUNE 30, 2015 AND DECEMBER 31, 2014 (UNAUDITED)

	June 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$31,851,575	$4,424,374
Prepaid expenses and other current assets	482,079	324,661
Total current assets	32,333,654	4,749,035

Property and equipment, net	888,495	832,963
Deferred royalty fees	76,561	107,779
Other assets	39,795	47,707
TOTAL ASSETS	$33,338,505	$5,737,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,942,381	$1,271,325
Accrued expenses	2,030,534	2,515,674
Accrued settlement	–	1,731,202
Warrant overallotment liability	614,535	–
Lease liability, current portion	21,117	–
Deferred revenue, current portion	157,873	157,873
Total current liabilities	4,766,440	5,676,074

Warrant liabilities	10,827,517	16,255
Other liabilities	–	1,188,874
Lease liability, less current portion	45,694	–
Deferred revenue, less current portion	1,512,890	1,591,826
Total liabilities	17,152,541	8,473,029

Commitments and contingencies (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value; 60,000,000 shares authorized, 42,158,214 and 34,620,218 shares issued and outstanding	42,158	34,620
Additional paid-in capital	379,559,411	346,364,060
Accumulated deficit	(363,415,605)	(349,134,225)
Total stockholders' equity (deficit)	16,185,964	(2,735,545)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$33,338,505	$5,737,484

The accompanying notes are an integral part of these consolidated financial statements.

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue (License fees and royalties)	$39,468	$39,469	$78,936	$78,937
Cost of revenue	15,609	15,608	31,218	31,217
Gross profit	23,859	23,861	47,718	47,720

Operating expenses:
Research and development	3,543,880	2,718,625	6,921,453	5,226,469
General and administrative expenses	3,158,901	2,175,749	6,846,760	5,488,312
Loss on settlement of litigation	–	11,567,009	–	13,468,547
Total operating expenses	6,702,781	16,461,383	13,768,213	24,183,328
Loss from operations	(6,678,922)	(16,437,522)	(13,720,495)	(24,135,608)

Non-operating income (expense):
Interest income	–	951	–	55,840
Interest expense	(437)	(132,532)	(437)	(429,504)
Other loss	–	(343,511)	–	(394,237)
Issuance expense	(904,189)	–	(904,189)	–
Adjustment to fair value of unsettled warrant obligation	–	1,004,867	–	18,959
Adjustments to fair value of derivatives	337,738	389,771	343,741	676,800
Total non-operating income (expense)	(566,888)	919,546	(560,885)	(72,142)

Loss before provision for income tax	(7,245,810)	(15,517,976)	(14,281,380)	(24,207,750)

Provision for income tax	–	–	–	–
Net loss	$(7,245,810)	$(15,517,976)	$(14,281,380)	$(24,207,750)

Preferred stock dividend	–	593,191	–	1,216,995

Net loss applicable to common stock	$(7,245,810)	$(16,111,167)	$(14,281,380)	$(25,424,745)

Weighted average shares outstanding:
Basic and diluted	36,566,842	29,554,577	35,759,552	28,450,663

Net loss applicable to common share:
Basic and diluted	$(0.20)	$(0.55)	$(0.40)	$(0.89)

The accompanying notes are an integral part of these consolidated financial statements.

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE SIX MONTHS ENDED JUNE 30, 2015 (UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance December 31, 2014	34,620,218	$34,620	$346,364,060	$(349,134,225)	$(2,735,545)
Shares issued for services	15,000	15	85,710	–	85,725
Stock based compensation	–	–	2,915,701	–	2,915,701
Issuance of common stock in financing arrangements, net of discounts and issuance costs of $2,612,466	7,522,996	7,523	30,193,940	–	30,201,463
Net loss	–	–	–	(14,281,380)	(14,281,380)
Balance, June 30, 2015	42,158,214	$42,158	$379,559,411	$(363,415,605)	$16,185,964

The accompanying notes are an integral part of these consolidated financial statements.

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

	Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,281,380)	$(24,207,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	132,824	64,342
Amortization of deferred charges	31,218	31,217
Deferred revenue	(78,936)	(78,937)
Stock based compensation	2,915,701	566,026
Amortization of deferred issuance costs	–	65,903
Amortization of discounts on senior secured convertible debentures	–	262,877
Changes in fair value of warrant obligation	–	(18,959)
Changes in fair value of derivatives	(343,741)	(676,800)
Shares of common stock issued for services	85,725	142,734
Non-cash financing costs	727,844	18,223
Loss on settlement of litigation	–	13,468,547
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(149,506)	642,256
Accounts payable and other liabilities	(2,734,160)	(852,615)

Net cash used in operating activities	(13,694,411)	(10,572,936)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(119,846)	(119,385)

Net cash used in investing activities	(119,846)	(119,385)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	41,243,157	14,281,295
Principal payments on capital lease obligations	(1,699)	–
Repayment of senior secured convertible debentures	–	(1,200,000)
Redemption of 0 and 250 shares of Series B Preferred Stock, net	–	(70,129)
Net cash provided by financing activities	41,241,458	13,011,166

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	27,427,201	2,318,845

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	4,424,374	1,743,485

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$31,851,575	$4,062,330

CASH PAID FOR:
Interest	$437	$100,724
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$68,510	$–
Accrued dividends on Series B and C Preferred Stock	$–	$1,216,995
Accretion of note receivable discount on Series B and C Preferred Stock	$–	$1,153,738
Issuance of 0 and 427,373,609 shares of common stock for accrued settlement	$–	$25,977,600
Issuance of 0 and 10,606,707 shares of common stock as commitment financing fee	$–	$698,926

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

The Company pursues a number of approaches to generating transplantable tissues both in-house and through collaborations with other researchers who have particular interests in, and skills related to, cellular differentiation. The Company’s research in this area includes projects focusing on the development of many different cell types that may be used to treat a range of diseases within ophthalmology and other therapeutic areas. Control of cellular differentiation and the culture and growth of stem and differentiated cells are important areas of research and development for the Company. Based on the success to date of the Phase 1 clinical trials and what the Company sees as favorable market dynamics of the ophthalmology sector, the Company has shifted its strategic priorities to focus primarily on the development, and ultimate commercialization of ophthalmology therapies. The largest indication involving macular degeneration is “age-related macular degeneration,” or AMD. AMD is the leading cause of blindness and visual impairment in adults over fifty years of age. The Company is also pursuing a treatment for Stargardt’s Macular Degeneration, or SMD, an inherited juvenile onset form of macular degeneration. The Company plans to initiate the Phase 2 clinical trial for dry AMD in the second half of this year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, GAAP. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification,™ sometimes referred to as the Codification or “ASC.” Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.  The results for the three and six month periods ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any future period.

The accompanying consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. Management’s plans to continue as a going concern contemplate raising additional capital including the execution of an underwritten secondary offering completed in the second quarter of 2015 that resulted in approximately $28.4 million in net proceeds, and the prior execution of an agreement for a $30 million equity line in late June 2014, of which approximately $5.8 million remains available as of June 30, 2015. The Company believes that its current cash balance, and the $5,822,405 available under the Lincoln Park financing arrangement as of June 30, 2015, will be sufficient to fund operations into the second half of 2016. There can be no assurances that management can raise the necessary additional capital on favorable terms or at all. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates — These consolidated financial statements have been prepared in accordance with GAAP and, accordingly, require management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In addition, management has estimated variables used to calculate the Black-Scholes option pricing model used to value derivative instruments, including outstanding warrants. Also, management has estimated the expected economic life and value of the Company’s licensed technology, the Company’s net operating loss for tax purposes, share-based payments for compensation to employees, directors, consultants and investment banks, and the useful lives of the Company’s fixed assets. Actual results could differ from those estimates.

Reclassifications — Certain prior period financial statement balances have been reclassified to conform to the current period presentation. Items include the presentation of net loss applicable to common stock and net loss applicable to common share on the face of the statement of operations.

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of June 30, 2015 and December 31, 2014, the Company had deposits in excess of federally-insured limits totaling $31,601,475 and $4,325,886, respectively.

Commitments and Contingencies — The Company recognizes liabilities for contingencies and commitments when a loss is probable and can be reasonably estimated.

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

Included in the other liabilities balance as of December 31, 2014 is approximately $1,200,000, primarily related to the acquisition of Mytogen which the Company did not expect to settle during 2015. This balance was reclassified to the accounts payable balance as of June 30, 2015 as the Company expects to settle within the coming year.

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

The Company provides for depreciation over the assets’ estimated useful lives as follows:

Machinery & equipment	4 years
Computer equipment	3 years
Office furniture	4 years
Leasehold improvements	Lesser of remaining lease life or economic life
Capital leases	Lesser of lease life or economic life

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

Long-Lived Assets— The Company follows ASC 360-10, Property, Plant, and Equipment, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the six months ended June 30, 2015, the Company had not experienced impairment losses on its long-lived assets.

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

•	The expected volatility of the Company’s common stock is estimated from the historical volatility of daily returns in the Company’s common stock price. The Company monitors the volatility of its common stock on a quarterly basis to observe trends that may impact the fair value of the notes.

•	The discount for illiquidity is measured using an average-strike option that calculates the discount as the opportunity cost for not being able to sell a large block of the Company’s common stock immediately at prevailing observable market prices. Inputs to the average-strike option model include the expected volatility of the Company’s common stock and time to sell a large block of the Company’s stock as Level 3 inputs and other observable inputs. The time to sell the stock is estimated considering the historical daily trading volume of our common stock and market maker estimates of the amount of shares that can be offered for sale above the daily trading volume without depressing the price of the Company’s common stock.

At June 30, 2015, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of June 30, 2015	Fair Value Measurements at June 30, 2015 Using Fair Value Hierarchy
		Level 1	Level 2	Level 3
Warrant liabilities	$10,827,517	–	–	10,827,517
Warrant overallotment liability	614,535	–	–	614,535
Total	$11,442,052	$–	$–	$11,442,052

The following tables reconcile the change in fair value for measurements categorized within Level 3 of the fair value hierarchy:

Warrant Liabilities
Balance at December 31, 2014	$16,255
Addition of warrant liability	11,140,771
Total change in fair value for the period included in earnings	(329,509)
Balance at June 30, 2015	$10,827,517

Warrant Overallotment Liabilities
Balance at December 31, 2014	$–
Addition of warrant overallotment liability	628,767
Total change in fair value for the period included in earnings	(14,232)
Balance at June 30, 2015	$614,535

Gains included in earnings for the six months ended June 30, 2015 are reported as follows:

Adjustments to fair value of derivatives
Total gain included in earnings	$343,741

The following table provides quantitative information about measurements categorized within Level 3 of the fair value hierarchy:

	Fair Value at
	June 30,	Valuation
Description	2015	Technique	Unobservable Input	Value
Warrant derivative liabilities	$11,442,052	Black Scholes Model	Expected volatility of the Company's common stock	45% - 93%

For the three and six months ended June 30, 2015, the Company recognized gains of $337,738 and $343,741, respectively, for the changes in the valuation of derivative liabilities. For the three and six months ended June 30, 2014, the Company recognized gains of $389,771 and $676,800, respectively, for the changes in the valuation of derivative liabilities.

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

In connection with its license agreements, the Company recorded $39,468 and $78,936 in license fee revenue for the three and six months ended June 30, 2015, respectively, in its consolidated statements of operations, and recorded $39,469 and $78,937 in license fee revenue for the three and six months ended June 30, 2014, respectively. The remainder of the license fees are included in deferred revenue at June 30, 2015 and December 31, 2014, respectively.

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

Net Loss Per Share — Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, unvested restricted stock, and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share was the same for all periods presented. Additionally, dividends associated with the preferred stock, all of which has been extinguished as of June 30, 2015, has been added back in order to calculate the net loss applicable to common stockholders.

At June 30, 2015 and 2014, approximately 5,834,337 and 1,330,357 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements — In May 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU No. 2014-09. The new standard will now be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations and its method of adoption.

3. INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“CHA”) formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will work towards developing human blood cells and other clinical therapies based on the Company’s hemangioblast program. As of June 30, 2015, the Company holds a 40% interest in the joint venture and CHA owns a 60% interest. Additionally, SCRMI has paid the Company a fee of $500,000 for an exclusive, worldwide license to the hemangioblast program. The Company recorded $7,353 and $14,706 in license fee revenue for the three and six months ended June 30, 2015, respectively, in its accompanying consolidated statements of operations, and recorded $7,353 and $14,706 in license fee revenue for the three and six months ended June 30, 2014, respectively. The balance of unamortized license fee of $307,598 and $322,304 is included in deferred revenue in the accompanying consolidated balance sheets at June 30, 2015 and December 31, 2014, respectively.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
Machinery & equipment	$1,305,078	$1,186,232
Computer equipment	104,857	104,857
Office furniture	54,226	54,226
Leasehold improvements	620,252	620,252
Capital leases	68,510	–
	2,152,923	1,965,567

Accumulated depreciation	(1,264,428)	(1,132,604)
Property and equipment, net	$888,495	$832,963

Depreciation expense for the three and six months ended June 30, 2015 amounted to $67,680 and $132,824, respectively. Depreciation expense for the three and six months ended June 30, 2014 amounted to $33,382 and $64,342, respectively.

5. ACCRUED SETTLEMENT

The accrued settlement is comprised of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014
SEC Civil Action	$–	$1,356,202
SEC Section 16 Investigation	–	375,000
Total	$–	$1,731,202

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

In December 2013, the Company settled the civil action. Under the terms of the settlement accepted by the SEC, the Company consented to entry of judgment under which it neither admits nor denies liability and agreed to the disgorgement of $3.5 million in proceeds from the transactions in question. In addition, the Company will pay approximately $587,000 in pre-judgment interest. The total amount due, approximately $4.1 million, was paid over six equal quarterly installments. In addition, the settlement permanently restrains and enjoins the Company from violations of Sections 5(a) and 5(c) of the Securities Act, Section 13(a) of the Exchange Act and Rule 13a-11 under the Exchange Act. As of June 30, 2015, the Company has paid in full its obligation to the SEC.

Securities and Exchange Commission – Section 16 Investigation

In April 2013, it was determined that Gary Rabin, the Company’s former Chief Executive Officer, failed to report 27 transactions in a timely manner on Form 4 under Section 16 of the Exchange Act in which Mr. Rabin sold shares of the Company’s common stock that took place between February 7, 2011 and January 10, 2013. The SEC then investigated the unreported transactions involving sales of shares of the Company’s common stock. In September 2014, the Company settled the SEC action arising from the SEC’s investigation. Under the terms of the settlement accepted by the SEC, the Company consented to the entry of order under which it neither admits nor denies liability and has agreed to pay a civil penalty of $375,000, which has been previously accrued for, by July 2015. In addition, the settlement requires the Company to engage an independent Section 16 compliance consultant, provide Section 16(a) training to each Section 16(a) reporting person, and provide a certification of compliance that each of the preceding requirements were completed. The settlement also requires the Company to cease and desist from committing or causing any violations and any future violations of Section 17(a)(2) of the Securities Act, Sections 13(a) and 14(a) of the Exchange Act, and Rules 12b-20, 13a-1, and 14a-9 thereunder. The terms of this settlement require the Company to allocate financial and management resources to complying with the settlement’s terms, which may have adverse effect on our business. Also, if the SEC deems the Company to not have complied with any portion of the settlement, it may issue additional fines or sanctions against us which may limit our ability to issue securities or otherwise conduct our business as currently conducted. As of June 30, 2015 the Company has paid in full its obligation to the SEC.

6. CONVERTIBLE PROMISSORY NOTES

CAMOFI Senior Secured Convertible Debentures

On January 11, 2013, the Company entered into a settlement agreement and mutual release (“the Settlement Agreement”) with CAMOFI Master LDC (“CAMOFI”) and CAMHZN Master LDC (“CAMHZN” and together with CAMOFI, the “CAMOFI Parties”), relating to the lawsuit between the CAMOFI Parties, as plaintiffs, and the Company, as defendant, in the Supreme Court of New York. Pursuant to the Settlement Agreement, the Company issued Debentures in the principal amount of $4,732,781 and $1,267,219 to CAMOFI and CAMHZN, respectively (together the “Debentures”).

The Debentures had contained an embedded beneficial conversion feature as the Debentures are convertible at a price per share of common stock equal to 80% of VWAP of the ten consecutive trading days prior to the conversion date. The embedded beneficial conversion feature was modeled using a binomial lattice model, and had a calculated value at June 30, 2014 of $0. The Company recorded a gain of $663,000 for the change in the fair value of the embedded conversion option liability for the six months ended June 30, 2014 in connection with the retirement of the remaining debentures.

The Company recorded a debt discount of $725,000, which was being amortized over the life of the Debentures using the effective interest rate of 22.9%. The unamortized discount balance of $108,229 was written off to interest expense with the retirement of the remaining outstanding Debentures.

On May 2, 2014, the Company paid to the CAMOFI Parties an aggregate amount of approximately $1,616,000 calculated in accordance with the payment acceleration provisions of the Debentures and satisfying the Company’s obligations under the Debentures. The payment represented the remaining $1,200,000 in principal amount due and an additional amount of approximately $416,000, which represented penalties, interest and legal cost reimbursement to the CAMOFI Parties. With the payment, the Company satisfied in full its obligations under the Debentures and the terms of the Settlement Agreement and Mutual Release dated as of December 31, 2012 pursuant to which the Debentures were issued in January 2013. The Company received correspondence from the CAMOFI Parties stating that the CAMOFI Parties believe the aggregate amount due to be different than the amount the Company paid. The Company believes that its interpretation of the Debentures is accurate and complete and its liability under the Debentures is zero as of June 30, 2015.

7. WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the six months ended June 30, 2015 is presented below:

	Number of Warrants	Number of Common Shares Underlying Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000)$
Outstanding, December 31, 2014	45,906	45,906	40.46	1.45	–
Granted	5,985,000	2,992,500	7.48
Outstanding, June 30, 2015	6,030,906	3,038,406	7.98	5.42	–
Exercisable, June 30, 2015	45,906	45,906	40.46	0.96	–

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the warrants and the quoted price of the Company’s common stock as of the reporting date.

On June 16, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) related to a registered direct offering (the “Offering”) of an aggregate of 5,500,000 shares of common stock, par value $0.001 per share (the “Shares”), together with accompanying warrants to purchase an aggregate of 2,750,000 shares of common stock (the “Warrants”).

The Shares and Warrants were sold in combination, with one Warrant to purchase one half of one share of common stock, for each Share sold. The combined sale price to the public for each Share and accompanying Warrant was $5.50. The per share proceeds received by the Company from the underwriters, after accounting for the standard 6% underwriting fee, for the Shares and accompanying Warrants was $5.17. The Offering closed on June 22, 2015 and the aggregate net proceeds from the sale of the Shares and accompanying Warrants, excluding the potential future proceeds, if any, from the exercise of the Warrants issued in the offering, was approximately $28.2 million after deducting the underwriting discount of $1,815,000 and estimated offering expenses payable by the Company of approximately $170,000.

The Warrants may be exercised at any time after December 22, 2015 until December 22, 2020. The initial exercise price for the Warrants will be $7.48 subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. The Warrants are classified as a liability on the balance sheet as of June 30, 2015 due to the fact that at inception, the Warrants embody an obligation to repurchase the Warrants in the event of a change in control whereby the surviving entity is not listed on a public exchange. Because of this potential settlement, regardless of probability, and the fact that the choice of cash settlement may ultimately lie with the warrant holders, triggers liability classification for the warrants under ASC 480. At inception, the fair value of the warrants was $10,237,968.

In addition, the Underwriting Agreement provides the underwriters a 30-day option to purchase up to an additional 825,000 shares and/or warrants to purchase an additional 412,500 shares of common stock from the Company (of which 485,000 Warrants representing 242,500 shares of common stock were purchased immediately in connection with the Offering’s closing on June 22, 2015).

8. STOCKHOLDERS’ EQUITY (DEFICIT) TRANSACTIONS

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

During the six months ended June 30, 2015, Lincoln Park purchased 2,022,996 shares of common stock pursuant to the 2014 Purchase Agreement for cash proceeds of $12,797,047.

During the six months ended June 30, 2015, the Company issued various board members 15,000 shares of common stock valued at $85,725 as compensation for board services.

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

On June 16, 2015, the Company entered into the Underwriting Agreement related to the Offering. See Note 7, “Warrant Summary,” for additional information about the Offering.

9. STOCK-BASED COMPENSATION

A summary of stock plans as of June 30, 2015 is presented below:

Stock Plans

			Options/Shares
	Options/Shares	Options	Available	Total
Stock Plan	Issued	Outstanding	For Grant	Authorized
2005 Stock Incentive Plan	2,756,356	2,118,931	3,231,457	5,818,388
2014 Stock Option and Incentive Plan	209,000	174,000	41,000	250,000
	2,965,356	2,292,931	3,272,457	6,068,388

Stock Option Activity

A summary of option activity for the six months ended June 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2014	2,245,381	$12.03	8.12	$12,110
Granted	99,000	6.30
Forfeited/canceled	(51,450)	17.48
Outstanding, June 30, 2015	2,292,931	$11.67	7.72	$32

Vested and expected to vest at June 30, 2015	2,173,329	$11.89	7.64	$29

Exercisable, June 30, 2015	1,372,916	$14.45	6.77	$8

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model for options granted during the six months ended, are as follows:

	June 30,	June 30,
	2015	2014
Risk-free interest rate	1.59 – 2.07%	.02 – 2.27%
Expected life of the options	5.00 - 6.25 years	5.00 - 6.25 years
Expected volatility	93 - 124%	112 - 148%
Expected dividend yield	0%	0%

The weighted average grant-date fair value for the options granted during the six months ended June 30, 2015 and 2014 was $5.10 and $7.68, respectively.

The unrecognized compensation expense related to the unvested options as of June 30, 2015, was $6,176,415 which will be recognized over the weighted average vesting period of 2.24 years.

Restricted Stock Unit Activity

A summary of the restricted stock unit activity for the six months ended June 30, 2015:

	Number of Shares Underlying Restricted Units	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Recognition Period (in years)
Outstanding, December 31, 2014	493,000	$7.28	2.60
Granted	10,000	6.62
Outstanding, June 30, 2015	503,000	$7.19	2.17

Unearned stock-based compensation expense of outstanding restricted units	$2,616,066

Stock compensation expense to employees and non-employees for the three and six months ended June 30, 2015 and 2014 are as follows:

Three Months Ended	June 30,	June 30,
	2015	2014
R&D	$537,772	$90,144
G&A	898,300	179,546
	$1,436,072	$269,690

Six Months Ended	June 30,	June 30,
	2015	2014
R&D	$1,092,492	$175,329
G&A	1,908,934	533,431
	$3,001,426	$708,760

10. SUBSEQUENT EVENTS

At the annual meeting of the Company’s stockholders held in July 2015, the Company’s stockholders approved the First Amendment to the Company’s 2014 Stock Option and Incentive Plan (the “Plan Amendment”) to, among other things, increase the number of shares of common stock available for issuance thereunder by 3,750,000 shares to a total of 4,000,000 shares. The Plan Amendment previously had been approved, subject to stockholder approval, by the Company’s Board of Directors.

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

We pursue a number of approaches to generating transplantable tissues both in-house and through collaborations with other researchers who have particular interests in, and skills related to, cellular differentiation. Our research in this area includes projects focusing on the development of many different cell types that may be used to treat a range of diseases within ophthalmology and other therapeutic areas. Control of cellular differentiation and the culture and growth of stem and differentiated cells are important areas of research and development for us. Based on the success to date of our Phase 1 clinical trials and what we see as favorable market dynamics of the ophthalmology sector, we have shifted our strategic priorities to focus primarily on the development, and ultimate commercialization of ophthalmology therapies. The largest indication involving macular degeneration is “age-related macular degeneration,” or AMD. AMD is the leading cause of blindness and visual impairment in adults over fifty years of age. The Company is also pursuing a treatment for Stargardt’s Macular Degeneration, or SMD, an inherited juvenile onset form of macular degeneration. The Company plans to initiate the Phase 2 clinical trial for dry AMD in the second half of this year.

We have no therapeutic products currently available for sale and do not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that our ability to continue research and development activities is dependent upon the ability of management to obtain additional financing as required.

Comparison of Three months Ended June 30, 2015 and 2014

	Three Months Ended
	June 30,
	2015	2014	$ Change	% Change
Revenue	$39,468	$39,469	$(1)	0%
Cost of revenue	15,609	15,608	1	0%
Gross profit	23,859	23,861	(2)	0%
Research and development expenses:
-R&D expenses, excluding non-cash stock compensation	3,006,108	2,628,481	377,627	14.4%
-R&D stock compensation	537,772	90,144	447,628	496.6%
Total Research and Development Expenses	3,543,880	2,718,625	825,255	30.4%
General and administrative expenses:
-G&A expenses, excluding non-cash stock compensation	2,260,601	1,996,203	264,398	13.2%
-G&A stock compensation	898,300	179,546	718,754	400.3%
Total General and Administrative Expenses	3,158,901	2,175,749	983,152	45.2%

Loss on settlement of litigation	–	11,567,009	(11,567,009)	(100%	)
Non-operating (expense) income	(566,888)	919,546	(1,486,434)	(161.6%	)
Net loss	$(7,245,810)	$(15,517,976)	$8,272,166	(53.3%	)

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted. Revenue was materially unchanged from the prior year at $39,468 for the three months ended June 30, 2015. The deferred revenue balance of $1,670,763, as of June 30, 2015, is being amortized and recorded to revenue over approximately 11 years. We currently have no therapeutic products available for sale and do not expect to have any commercially available for sale for a period of years, if at all.

Research and Development Expenses

Our research and development, or R&D, expenses consist mainly of payroll and payroll related expenses for our scientific, manufacturing, clinical and regulatory staff, services attained in connection with our ongoing clinical trials and pre-clinical programs, our R&D and manufacturing facilities, and research supplies and materials. Our primary focus is on the development of novel therapies based on terminally differentiated cells. R&D expenses represent both pre-clinical and clinical development costs and costs associated with support activities such as manufacturing, quality control and regulatory processes. The cost of our research and development personnel is the most significant category of R&D expense; however, we also incur expenses with third parties, including license agreements, sponsored research programs and consulting expenses.

R&D expenditures, excluding non-cash stock compensation expense, increased from $2,628,481 for the three months ended June 30, 2014 to $3,006,108 for the same period in 2015, for an increase of $377,627 or 14.4%. The increase in R&D expenditures was primarily related to an increase in clinical trial related costs of approximately $377,000 and an increase in lab testing and supplies of approximately $141,000. These increases were partially offset by decreases in employee costs of approximately $177,000. These shifts in expenditures were driven primarily by our shift in focus from pre-clinical programs to our planned expansion of our clinical capabilities as we prepare for the commencement of our Phase 2 clinical trial in AMD and Pivotal clinical trial in SMD.

R&D expenses related to non-cash stock compensation increased from $90,144 for the three months ended June 30, 2014 to $537,772 for the same period in 2015, for an increase of $447,628, or 496.6%. This increase is due to grants to the Chief Scientific Officer and Chief Medical Officer in the third quarter of 2014 which each accounted for approximately $150,000 of the increase. Additionally, company-wide grants were made to non-executives during the third quarter of 2014 which resulted in higher stock compensation expense for the three months ended June 30, 2015 as compared to the same period in 2014.

We expect that R&D expenses will increase from period to period for the foreseeable future. This planned increase will be driven primarily by our expansion of our clinical operations and capabilities as we initiate our Phase 2 clinical trial for AMD and Pivotal clinical trial for SMD. Spending will continue to increase throughout 2015 as our trials are initiated, clinical sites are activated, and patients are enrolled in the trials. We currently work with four clinical sites in the US and two in the UK. We plan to expand the number of sites in both the US and in Europe. In addition, we are expanding the network of consultants and service providers we contract and we also plan to expand our internal workforce. These expansions and the increased spend that will result from these expanded capabilities is consistent with our previously stated plans. Our spending is impacted by the timing of enrollment and treatment of clinical trial patients along with interim results of our many pre-clinical programs. The amount and timing of these fluctuations can be difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, initiation of new clinical trials and rate of progression of existing clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of future trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

General and Administrative Expenses

General and administrative, or G&A, expenses consist mainly of payroll and payroll related expenses, legal costs relating to corporate matters, and fees for consultants, service providers and other administrative costs. G&A expenditures, excluding non-cash stock compensation expense, increased from $1,996,203 for the three months ended June 30, 2014 to $2,260,601 for the same period in 2015, for an increase of $264,398 or 13.2%.

The increase in G&A expenditures was primarily due to increases in payroll and other compensation costs of approximately $251,000, in consulting and other professional fees of approximately $198,000, and in compliance costs of approximately $107,000. Payroll costs were higher due to the hiring of a new Chief Executive Officer and a Chief Commercial Officer during the second half of 2014. The increase in consulting and other professional fees was primarily attributable to an increase in strategic business initiatives during the quarter. These increases were partially offset by a reduction in legal costs of approximately $215,000 and a decrease in recruiting fees of approximately $85,000.

G&A expenses related to non-cash stock compensation increased from $179,546 for the three months ended June 30, 2014 to $898,300 for the same period in 2015, for an increase of $718,754, or 400.3%. This increase is due to grants to the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors in the third quarter of 2014 which accounted for approximately $672,000 of the increase. Additionally, company-wide grants were made to non-executives during the third quarter of 2014 which resulted in higher stock compensation expense for the three months ended June 30, 2015 as compared to the same period in 2014.

Loss on Settlement of Litigation

The loss on settlement of litigation relates to the settlement in June 2014 of the warrant holder litigation. The total value of the litigation settlement was recorded at $23,577,600 based on a 3,840,000 share settlement valued at $6.14 per share. Partially offsetting this charge was the reversal of previously recorded accruals for the unsettled warrant obligation and loss contingency totaling $12,010,591.

Other Income (Expense)

	2015	2014	$ Change	% Change
Interest income	$–	$951	$(951)	(100%	)
Interest expense	(437)	(132,532)	132,095	(99.7%	)
Other loss	–	(343,511)	343,511	100%
Issuance expense	(904,189)	–	(904,189)	(100%	)
Adjustments to fair value of unsettled warrant obligation	–	1,004,867	(1,004,867)	(100%	)
Adjustments to fair value of derivatives	337,738	389,771	(52,033)	(13.3%	)
Total non-operating expense	$(566,888)	$919,546	$(1,486,434)	(161.6%	)

Interest expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 decreased from $132,532 to $437. The decrease is due to the discontinuation of interest expense on our previously outstanding debt obligations to CAMOFI Master LDC and CAMHZN Master LDC, or together the CAMOFI Parties.

The change in other loss during the three months ended June 30, 2015, compared to that of the same period in 2014, relates primarily to an accrued loss contingency that was deemed no longer likely to be settled during 2014.

The issuance expense, which accounted for $904,189 in expense for the three months ended June 30, 2015, related to the issuance costs of the warrants as part of the underwritten secondary offering completed in June 2015.

The unsettled warrant obligation, adjustments to which generated $1,004,867 in income for the three months ended June 30, 2014, was settled on June 4, 2014 and therefore there was no activity related to this item in the current quarter.

Adjustments to the fair value of derivatives resulted in a gain of $337,738 for the three months ended June 30, 2015 compared to a gain of $389,771 for the three months ended June 30, 2014. The change of $52,033 is primarily due to the retirement in 2014 of the derivatives associated with the debt issued to the CAMOFI Parties and therefore less derivative instruments are being re-valued for the three months ended June 30, 2015 as compared to the same period in 2014.

Comparison of Six months Ended June 30, 2015 and 2014

	Six Months Ended
	June 30,
	2015	2014	$ Change	% Change
Revenue	$78,936	$78,937	$(1)	0%
Cost of revenue	31,218	31,217	1	0%
Gross profit	47,718	47,720	(2)	0%
Research and development expenses:
-R&D expenses, excluding non-cash stock compensation	5,828,961	5,051,140	777,821	15.4%
- R&D stock compensation	1,092,492	175,329	917,163	523.1%
Total Research and Development	6,921,453	5,226,469	1,694,984	32.4%
General and administrative expenses:
-G&A expenses, excluding non-cash stock compensation	4,937,826	4,954,881	(17,055)	(0.3%	)
-G&A stock compensation	1,908,934	533,431	1,375,503	257.9%
Total General and Administrative	6,846,760	5,488,312	1,358,448	24.8%

Loss on settlement of litigation	–	13,468,547	(13,468,547)	(100%	)
Non-operating income (expense)	(560,885)	(72,142)	(488,743)	677.5%
Net loss	$(14,281,380)	$(24,207,750)	$9,926,370	(41.0%	)

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted. Revenue was materially unchanged from the prior year at $78,936 for the six months ended June 30, 2015. The deferred revenue balance of $1,670,763, as of June 30, 2015, is being amortized and recorded to revenue over approximately 11 years. We currently have no therapeutic products available for sale and do not expect to have any commercially available for sale for a period of years, if at all.

Research and Development Expenses

R&D expenditures, excluding non-cash stock compensation expense, increased from $5,051,140 for the six months ended June 30, 2014 to $5,828,961 for the same period in 2015, for an increase of $777,821 or 15.4%. The increase in R&D expenditures was primarily related to an increase in clinical trial related costs of approximately $767,000 and an increase in lab testing and supplies of approximately $92,000. These increases were partially offset by decreases in pre-clinical program expenditures of approximately $79,000. These shifts in expenditures were driven primarily by our shift in focus from pre-clinical programs to our planned expansion of our clinical capabilities as we continue to prepare for the commencement of our Phase 2 clinical trial in AMD and Pivotal clinical trial in SMD.

R&D expenses related to non-cash stock compensation increased from $175,329 for the six months ended June 30, 2014 to $1,092,492 for the same period in 2015, for an increase of $917,163, or 523.1%. This increase is due to Q3 grants to the Chief Scientific Officer and Chief Medical Officer in the third quarter of 2014 which each accounted for approximately $300,000 of the increase. Additionally, company-wide grants were made to non-executives during the third quarter of 2014 which resulted in higher stock compensation expense for the six months ended June 30, 2015 as compared to the same period in 2014.

We expect that R&D expenses will increase from period to period, for the foreseeable future. This planned increase will be driven primarily by our expansion of our clinical operations capabilities as we initiate our Phase 2 clinical trial for AMD and Pivotal clinical trial for SMD. Spending will continue to increase throughout 2015 as our trials are initiated, clinical sites are activated, and patients are enrolled in the trials. We currently work with four clinical sites in the US and two in the UK. We plan to expand the number of sites in both the US and in Europe. In addition, we are expanding the network of consultants and service providers we contract and we also plan to expand our internal workforce. These expansions and the increased spend that will result from these expanded capabilities is consistent with our previously stated plans. Our spending is impacted by the timing of enrollment and treatment of clinical trial patients along with interim results of our many pre-clinical programs. The amount and timing of these fluctuations can be difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, initiation of new clinical trials and rate of progression of existing clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of future trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

General and Administrative Expenses

The decrease in G&A expenditures was primarily due to a reduction in legal costs of approximately $723,000, and a decrease in severance costs related our prior CEO of approximately $335,000. Legal costs incurred in the six months ended June 30, 2014 included the costs associated with the resolution of several legacy matters. These decreases were partially offset by increases in payroll and other compensation costs of approximately $632,000, in consulting and other professional fees of approximately $255,000, and in compliance costs of approximately $165,000. Payroll costs were higher due to the hiring of a new Chief Executive Officer and a Chief Commercial Officer during the second half of 2014. The increase in consulting and other professional fees was primarily attributable to the Company becoming listed on the NASDAQ Global Market as well as an increase in IT spending period over period.

G&A expenses related to non-cash stock compensation increased from $533,431 for the six months ended June 30, 2014 to $1,908,934 for the same period in 2015, for an increase of $1,375,503, or 257.9%. This increase is due to grants to the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors in the third quarter of 2014 which accounted for approximately $1,300,000 of the increase. Additionally, company-wide grants were made to non-executives during the third quarter of 2014 which resulted in higher stock compensation expense for the six months ended June 30, 2015 as compared to the same period in 2014.

Loss on Settlement of Litigation

The loss on settlement of litigation relates to the settlement in June 2014 of the warrant holder litigation. The total value of the litigation settlement was recorded at $23,577,600 based on a 3,840,000 share settlement valued at $6.14 per share. Partially offsetting this charge was the reversal of previously recorded accruals for the unsettled warrant obligation and loss contingency totaling $12,010,591.

Other Income (Expense)

	2015	2014	$ Change	% Change
Interest income	$–	$55,840	$(55,840)	(100%	)
Interest expense	(437)	(429,504)	429,067	(99.9%	)
Other loss	–	(394,237)	394,237	(100%	)
Issuance expense	(904,189)	–	(904,189)	(100%	)
Adjustments to fair value of unsettled warrant obligation	–	18,959	(18,959)	(100%	)
Adjustments to fair value of derivatives	343,741	676,800	(333,059)	(49.2%	)
Total non-operating expense	$(560,885)	$(72,142)	$(488,743)	(677.5%	)

Interest expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 decreased from $429,504 to $437. The decrease is due to the discontinuation of interest expense on our previously outstanding debt obligations to the CAMOFI Parties.

The change in other loss during the six months ended June 30, 2015, compared to that of the same period in 2014, relates primarily to an accrued loss contingency that was deemed no longer likely to be settled during 2014.

The issuance expense, which accounted for $904,189 in expense for the six months ended June 30, 2015, related to the issuance costs of the warrants as part of the underwritten secondary offering completed in June 2015.

The unsettled warrant obligation, adjustments to which generated $18,959 in income for the six months ended June 30, 2014, was settled on June 4, 2014 and therefore there was no activity related to this item in the current quarter.

Adjustments to the fair value of derivatives resulted in a gain of $343,741 for the six months ended June 30, 2015 compared to a gain of $676,800 for the six months ended June 30, 2014. The change of $333,059 is primarily due to the retirement in 2014 of the derivatives associated with the debt issued to the CAMOFI Parties and therefore less derivative instruments are being re-valued for the six months ended June 30, 2015 as compared to the same period in 2014.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(13,694,411)	$(10,572,936)
Net cash used in investing activities	(119,846)	(119,385)
Net cash provided by financing activities	41,241,458	13,011,166
Net increase in cash and cash equivalents	27,427,201	2,318,845
Cash and cash equivalents at the end of the period	$31,851,575	$4,062,330

Operating Activities

Our net cash used in operating activities during the six months ended June 30, 2015 and 2014 was $13,694,411 and $10,572,936, respectively. Net cash used in operating activities increased in the six months ended June 30, 2015 period compared to the same period in 2014 period despite a decrease in our net loss. The net loss decrease of approximately $10 million was offset primarily by an add-back to cash in the 2014 period of approximately $13.5 million for the settlement of litigation. Other drivers include an increase in stock compensation of approximately $2.3 million and an increase in non-cash financing costs related to the underwritten secondary offering in June 2015 of approximately $0.8 million.

Cash Used in Investing Activities

Cash used in investing activities during the six months ended June 30, 2015 and 2014 was $119,846 and $119,385, respectively. Our cash used in investing activities during both periods was attributed to the purchase of fixed assets.

Cash Flows from Financing Activities

On June 27, 2014, we entered into the 2014 Purchase Agreement with Lincoln Park pursuant to which we have the right to sell to Lincoln Park up to $30,000,000 in shares of its common stock, subject to certain limitations set forth in the 2014 Purchase Agreement.

Upon the satisfaction of the conditions set forth in the 2014 Purchase Agreement, we obtained the right over a 36-month period to sell up to $30,000,000 worth of shares of our common stock to Lincoln Park based upon the terms set forth in the 2014 Purchase Agreement. Pursuant to the 2014 Purchase Agreement, the purchase price of such common stock is based on the prevailing market price of our common stock immediately preceding the time of sales, with our controlling the timing and amount of any future sales, if any, of common stock to Lincoln Park. There are no upper limits to the price Lincoln Park may pay to purchase our common stock. Lincoln Park shall not have the right or the obligation to purchase any shares of common stock on any business day that the closing price of our common stock is below a floor price of $1.00, as adjusted under the 2014 Purchase Agreement due to the 100-to-1 reverse split, of our common stock effected in August 2014.

On June 16, 2015, the Company entered into an underwriting agreement (the “Underwriting Agreement”) related to a registered direct offering (the “Offering”) for an aggregate of 5,500,000 shares of common stock, par value $0.001 per share (the “Shares”), together with accompanying warrants to purchase an aggregate of 2,750,000 shares of common stock (the “Warrants”).

The Shares and Warrants were sold in combination, with one Warrant to purchase one half of one share of common stock, for each share sold. The combined sale price to the public for each share and accompanying warrant was $5.50. The per share proceeds received by the Company from the underwriters, after accounting for the standard 6% underwriting fee, for the Shares and accompanying Warrants was $5.17. The Offering closed on June 22, 2015 and the aggregate net proceeds from the sale of the Shares and accompanying Warrants, excluding the potential future proceeds, if any, from the exercise of the Warrants issued in the offering, was approximately $28.2 million after deducting the underwriting discount and estimated offering expenses payable by the Company.

The Warrants may be exercised at any time after December 22, 2015 until December 22, 2020. The initial exercise price for the Warrants will be $7.48 subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock.

In addition, the Underwriting Agreement provides the underwriters a 30-day option to purchase up to an additional 825,000 shares and/or warrants to purchase an additional 412,500 shares of common stock from the Company (of which 242,500 Warrants were purchased immediately in connection with the Offering’s closing on June 22, 2015).

Cash flows provided by financing activities during the six months ended June 30, 2015 and 2014 was $41,241,458 and $13,011,166, respectively. During the six months ended June 30, 2015, we received $12,797,047 from the issuance of 2,022,996 shares to Lincoln Park as part of the 2014 Purchase Agreement.

We plan to fund our operations for the foreseeable future from the following sources:

•	As of June 30, 2015, we have $31,851,575 in cash.

•	As of June 30, 2015, $5,822,405 is available to us through the Lincoln Park financing arrangement.

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

We believe that our current cash balance, and the $5,822,405 available to us under the Lincoln Park financing arrangement as of June 30, 2015, will be sufficient to fund our operations into the second half of 2016. We are continually in discussions with potential investors and collaborators to explore alternative sources of funding which may or may not result in immediate and substantial dilution to our stockholders, so that we may either extend our current cash runway beyond the second half of 2016 or accelerate the rate of investment in our many clinical and pre-clinical programs.

We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common stock and the broader public equity market, especially public equities issued by other pre-commercial biotechnology companies, and our ability to raise capital through non-dilutive transactions such as out-licenses. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. As of June 30, 2015, the Company has an accumulated deficit of $363.4 million and recurring losses from operations which raise substantial doubt about the ability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended June 30, 2015, it would not have had a material effect on our results of operations or cash flows for that period.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2015. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of June 30, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

During the six months ended June 30, 2015, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 30, 2015, we issued various board members 7,500 shares of common stock valued at $39,525 as compensation for board services.

We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act, with respect to each of the issuances of unregistered securities set forth above.

ITEM 6. EXHIBITS

Exhibit Description

10.1	Underwriting Agreement, dated June 16, 2015, by and between Ocata Therapeutics, Inc. and Jefferies LLC and Cowen and Company, LLC (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2015, File No. 001-36855).

4.1	Form of Warrant to Purchase Common Stock (incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on June 17, 2015, File No. 001-36855).

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

_________________

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OCATA THERAPEUTICS, INC.

	By:	/s/ Paul K. Wotton
Paul K. Wotton
President and Chief Executive Officer
Dated: August 6, 2015		(Principal Executive Officer)

OCATA THERAPEUTICS, INC.

	By:	/s/ Edward Myles
Edward Myles
Chief Operating Officer and Chief Financial Officer
Dated: August 6, 2015		(Principal Financial Officer and Principal Accounting Officer)

