Form 10-Q
period 2015-09-30
Ocata Therapeutics, Inc.
filed 2015-11-09
CIK 1140098

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2015

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class:	Outstanding at October 30, 2015:
Common Stock, $0.001 par value per share	42,300,462 shares

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

PART I – FINANCIAL INFORMATION

ITEM 1. Financial Statements

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF SEPTEMBER 30, 2015 AND DECEMBER 31, 2014 (UNAUDITED)

	September 30,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,137,535	$4,424,374
Prepaid expenses and other current assets	409,311	324,661
Total current assets	32,546,846	4,749,035

Property and equipment, net	822,682	832,963
Deferred royalty fees	60,952	107,779
Other assets	39,357	47,707
TOTAL ASSETS	$33,469,837	$5,737,484

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Debt, current portion	$303,608	$–
Accounts payable	1,791,049	1,271,325
Accrued expenses	2,384,747	2,515,674
Accrued settlement	–	1,731,202
Lease liability, current portion	21,662	–
Deferred revenue, current portion	157,873	157,873
Total current liabilities	4,658,939	5,676,074

Debt, less current portion and discount of $3,015	5,693,377	–
Warrant liabilities	7,843,106	16,255
Other liabilities	–	1,188,874
Lease liability, less current portion	39,988	–
Deferred revenue, less current portion	1,473,422	1,591,826
Total liabilities	19,708,832	8,473,029

Commitments and contingencies (Note 2)

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $0.001 par value; 60,000,000 shares authorized, 42,300,462 and 34,620,218 shares issued and outstanding	42,300	34,620
Additional paid-in capital	380,980,035	346,364,060
Accumulated deficit	(367,261,330)	(349,134,225)
Total stockholders' equity (deficit)	13,761,005	(2,735,545)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$33,469,837	$5,737,484

The accompanying notes are an integral part of these consolidated financial statements.

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
License & Royalty Revenue	$39,468	39,467	118,405	118,404
Grant Revenue	44,784	–	44,784	–
Total Revenue	84,252	39,467	163,189	118,404
Cost of revenue	15,609	15,608	46,827	46,825
Gross profit	68,643	23,859	116,362	71,579

Operating expenses:
Research and development	4,336,166	2,415,475	11,257,621	7,641,944
General and administrative expenses	3,143,036	1,588,563	9,989,795	7,076,875
Loss on settlement of litigation	–	–	–	13,468,547
Total operating expenses	7,479,202	4,004,038	21,247,416	28,187,366
Loss from operations	(7,410,559)	(3,980,179)	(21,131,054)	(28,115,787)

Non-operating income (expense):
Interest income	1,804	–	1,804	55,840
Interest expense	(46,791)	(69)	(47,228)	(429,573)
Other gain (loss)	–	221,581	–	(172,656)
Issuance expense	10,875	–	(893,314)	–
Adjustment to fair value of unsettled warrant obligation	–	–	–	18,959
Adjustments to fair value of derivatives	3,598,946	42,207	3,942,687	719,007
Total non-operating income	3,564,834	263,719	3,003,949	191,577

Loss before provision for income tax	(3,845,725)	(3,716,460)	(18,127,105)	(27,924,210)

Provision for income tax	–	–	–	–
Net loss	$(3,845,725)	$(3,716,460)	$(18,127,105)	$(27,924,210)

Preferred stock dividend	–	672,197	–	1,889,192

Net loss applicable to common stock	$(3,845,725)	$(4,388,657)	$(18,127,105)	$(29,813,402)

Weighted average shares outstanding:
Basic and diluted	42,215,616	33,607,563	37,935,222	30,188,521

Net loss applicable to common share:
Basic and diluted	$(0.09)	$(0.13)	$(0.48)	$(0.99)

The accompanying notes are an integral part of these consolidated financial statements.

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

					Additional		Total Stockholders
	Common Stock		Treasury Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2014	34,620,218	$34,620	–	$–	$346,364,060	$(349,134,225)	$(2,735,545)
Shares issued for services	33,750	34	–	–	166,166	–	166,200
Stock based compensation	–	–	–	–	4,362,036	–	4,362,036
Vesting of RSUs	123,498	123	(32,500)	137,475	(137,598)	–	–
Repurchase of common stock at cost for employee tax withholding	–	–	32,500	(137,475)	–	–	(137,475)
Issuance of common stock in financing arrangements, net of discounts and issuance costs of $2,612,466	7,522,996	7,523	–	–	30,225,371	–	30,232,894
Net loss	–	–	–	–	–	(18,127,105)	(18,127,105)
Balance, September 30, 2015	42,300,462	$42,300	–	$–	$380,980,035	$(367,261,330)	$13,761,005

The accompanying notes are an integral part of these consolidated financial statements.

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014 (UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,127,105)	$(27,924,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	205,590	109,357
Amortization of deferred charges	46,827	46,825
Deferred revenue	(118,404)	(118,404)
Amortization of debt discount	30,378	–
Stock based compensation	4,362,036	1,036,859
Amortization of deferred issuance costs	–	65,903
Amortization of discounts on senior secured convertible debentures	–	262,877
Changes in fair value of warrant obligation	–	(18,959)
Changes in fair value of derivatives	(3,942,687)	(719,007)
Shares of common stock issued for services	166,200	198,309
Non-cash financing costs	727,844	(203,358)
Loss on settlement of litigation	–	13,468,547
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(76,300)	643,036
Accounts payable and other liabilities	(2,531,279)	(3,410,934)

Net cash used in operating activities	(19,256,900)	(16,563,159)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(126,799)	(135,891)

Net cash used in investing activities	(126,799)	(135,891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	41,274,588	24,038,191
Principal payments on capital lease obligations	(6,860)	–
Purchase of treasury stock	(137,475)	–
Proceeds from debt, net of issuance costs	5,966,607	–
Repayment of senior secured convertible debentures	–	(1,200,000)
Redemption of Series B Preferred Stock, net	–	(70,129)
Net cash provided by financing activities	47,096,860	22,768,062

NET INCREASE IN CASH AND CASH EQUIVALENTS	27,713,161	6,069,012

CASH AND CASH EQUIVALENTS, BEGINNING BALANCE	4,424,374	1,743,485

CASH AND CASH EQUIVALENTS, ENDING BALANCE	$32,137,535	$7,812,497

CASH PAID FOR:
Interest	$16,850	$100,793
Income taxes	$–	$–

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital expenditures funded by capital lease borrowings	$68,510	$–
Accrued dividends on Series B and C Preferred Stock	$–	$1,442,082
Accretion of note receivable discount on Series B and C Preferred Stock	$–	$1,348,270
Issuance of 0 and 4,273,737 shares of common stock for accrued settlement	$–	$25,977,600
Issuance of 0 and 10,606,707 shares of common stock as commitment financing fee	$–	$698,926

The accompanying notes are an integral part of these consolidated financial statements.

OCATA THERAPEUTICS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. ORGANIZATIONAL MATTERS

Organization and Nature of Business

Ocata Therapeutics, Inc., and Subsidiary (the “Company”) is a clinical stage biotechnology company focused on the development and commercialization of Regenerative OphthalmologyTM therapeutics. The most advanced products are in clinical trials for the treatment of Stargardt’s macular degeneration, dry age-related macular degeneration, and myopic macular degeneration. The Company is also developing several pre-clinical terminally differentiated-cell therapies for the treatment of other ocular disorders. Additionally, the Company has a number of pre-clinical stage programs in disease areas outside the field of ophthalmology, including autoimmune, inflammatory and wound healing-related disorders. The Company’s intellectual property portfolio includes pluripotent human embryonic stem cell, or hESC; induced pluripotent stem cell, or iPSC, platforms; and other cell therapy technologies. The Company has no therapeutic products currently available for sale and does not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that the Company’s ability to continue research and development activities is dependent upon the ability of management to obtain additional financing as required.

The Company pursues a number of approaches to generating transplantable tissues both in-house and through collaborations with other researchers who have particular interests in, and skills related to, cellular differentiation. The Company’s research in this area includes projects focusing on the development of many different cell types that may be used to treat a range of diseases within ophthalmology and other therapeutic areas. Control of cellular differentiation and the culture and growth of stem and differentiated cells are important areas of research and development for the Company. Based on the success to date of the Phase 1 clinical trials and what the Company sees as favorable market dynamics of the ophthalmology sector, the Company’s strategic focus is primarily on the development, and ultimate commercialization of ophthalmology therapies. The largest indication involving macular degeneration is “age-related macular degeneration,” or AMD. AMD is the leading cause of blindness and visual impairment in adults over fifty years of age. The Company is also pursuing a treatment for Stargardt’s Macular Degeneration, or SMD, an inherited juvenile onset form of macular degeneration. The Company initiated the Phase 2 clinical trial for dry AMD in the third quarter of this year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation — The Company follows accounting standards set by the Financial Accounting Standards Board (“FASB”). The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, GAAP. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or “ASC.” Although the Company believes that the disclosures in these financial statements are adequate to make the information presented not misleading, certain information normally included in the footnotes prepared in accordance with GAAP has been omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”).  The accompanying financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10−K for the fiscal year ended December 31, 2014 filed with the SEC on March 16, 2015.  The results for the three and nine month periods ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2015, or any future period.

The accompanying consolidated financial statements have been prepared in conformity with GAAP which contemplate continuation of the Company as a going concern. Management’s plans to continue as a going concern contemplate raising additional capital including the debt financing completed in the third quarter of 2015 that resulted in approximately $6.0 million in net proceeds, the execution of an underwritten secondary offering completed in the second quarter of 2015 that resulted in approximately $28.4 million in net proceeds, and the prior execution of an agreement for a $30 million equity line in June 2014, of which approximately $5.8 million remains available as of September 30, 2015. The Company believes that its current cash balance, and the approximately $5.8 million available under the Lincoln Park financing arrangement as of September 30, 2015, will be sufficient to fund operations into the second half of 2016. The Company, as part of the debt financing completed in the third quarter of 2015, has the option, subject to the terms and conditions of the Loan and Security Agreement described in Note 7, to exercise an additional term loan totaling $4.0 million. There can be no assurances that management can raise the necessary additional capital on favorable terms or at all. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Cash and Cash Equivalents — Cash equivalents are comprised of certain highly liquid investments with maturities of three months or less when purchased. The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any losses related to this concentration of risk. As of September 30, 2015 and December 31, 2014, the Company had deposits in excess of federally-insured limits totaling $31,887,435 and $4,325,886, respectively.

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

Included in the other liabilities balance as of December 31, 2014 is approximately $1,200,000, primarily related to the acquisition of Mytogen which the Company did not expect to settle during 2015. This balance was reclassified to the accounts payable balance as of September 30, 2015 as the Company expects to settle these payables in the near-term.

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

Long-Lived Assets— The Company follows ASC 360-10, Property, Plant, and Equipment, which established a “primary asset” approach to determine the cash flow estimation period for a group of assets and liabilities that represents the unit of accounting for a long-lived asset to be held and used. Long-lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell. For the nine months ended September 30, 2015, the Company had not experienced impairment losses on its long-lived assets.

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

At September 30, 2015, the Company identified the following assets and liabilities that are required to be presented on the balance sheet at fair value:

Description	Fair Value As of September 30, 2015	Fair Value Measurements at September 30, 2015 Using Fair Value Hierarchy
Warrant liabilities	$7,843,106	–	–	7,843,106
Total	$7,843,106	$–	$–	$7,843,106

The following tables reconcile the change in fair value for measurements categorized within Level 3 of the fair value hierarchy:

Warrant Liabilities
Balance at December 31, 2014	$16,255
Addition of warrant liability	11,140,771
Total change in fair value for the period included in earnings	(3,313,920)
Balance at September 30, 2015	$7,843,106

Warrant Overallotment Liabilities
Balance at December 31, 2014	$–
Addition of warrant overallotment liability	628,767
Total change in fair value for the period included in earnings	(628,767)
Balance at September 30, 2015	$–

Gains included in earnings for the nine months ended September 30, 2015 are reported as follows:

Adjustments to fair value of derivatives
Total gain included in earnings	$3,313,920

The following table provides quantitative information about measurements categorized within Level 3 of the fair value hierarchy:

	Fair Value at
	September 30,	Valuation
Description	2015	Technique	Unobservable Input	Value
Warrant derivative liabilities	$7,843,106	Black Scholes Model	Expected volatility of the Company's common stock	69% - 92%

For the three and nine months ended September 30, 2015, the Company recognized gains of $3,598,946 and $3,942,687, respectively, for the changes in the valuation of derivative liabilities. For the three and nine months ended September 30, 2014, the Company recognized gains of $42,207 and $719,007, respectively, for the changes in the valuation of derivative liabilities.

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

License fee revenue begins to be recognized in the first full month following the effective date of the license agreement. Deferred revenue represents the portion of the license and other payments received that has not been earned. Costs associated with license revenue are deferred and recognized over the same term as the revenue. Revenue pursuant to grants are recorded in the period during which expenses are incurred.

In some cases, the Company is entitled to receive royalty payments from licensees. In such cases, the Company recognizes the royalties when they are earned and collectability of those royalty payments is reasonably assured.

In connection with its license agreements, the Company recorded $39,468 and $118,405 in license fee revenue for the three and nine months ended September 30, 2015, respectively, in its consolidated statements of operations, and recorded $39,467 and $118,404 in license fee revenue for the three and nine months ended September 30, 2014, respectively. The remainder of the license fees are included in deferred revenue at September 30, 2015 and December 31, 2014, respectively.

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

Net Loss Per Share — Basic net loss per share applicable to common stockholders is calculated by dividing net loss applicable to common stockholders by the weighted average shares outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is calculated by adjusting weighted average shares outstanding for the dilutive effect of common stock equivalents outstanding for the period, determined using the treasury-stock method and the if-converted method. For purposes of the diluted net loss per share calculation, convertible preferred stock, stock options, unvested restricted stock, and warrants are considered to be common stock equivalents but have been excluded from the calculation of diluted net loss per share, as their effect would be anti-dilutive for all periods presented. Therefore, basic and diluted net loss per share was the same for all periods presented. Additionally, dividends associated with the preferred stock, all of which has been extinguished as of September 30, 2015, has been added back in order to calculate the net loss applicable to common stockholders.

At September 30, 2015 and 2014, approximately 5,667,750 and 2,735,815 potentially dilutive shares, respectively, were excluded from the shares used to calculate diluted earnings per share as their inclusion would be anti-dilutive.

Recent Accounting Pronouncements — In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry-specific guidance. The new standard requires a company to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. In August 2015, the FASB issued ASU No. 2015-14, which granted a one-year deferral of the effective date of ASU No. 2014-09. The new standard will now be effective for the Company on January 1, 2018. The Company is currently evaluating the potential impact that Topic 606 may have on its financial position and results of operations and its method of adoption.

In April 2015, the FASB issued ASU No. 2015-03, Interest – Imputation of Interest (Subtopic 835-30) –Simplifying the Presentation of Debt Issuance Costs. The new standard requires that debt issuance costs be presented in the balance sheet as a direct deduction from the debt liability, consistent with the presentation of a debt discount. The effective date of the new standard is January 1, 2016, however the Company has elected to implement the new standard beginning in the three months ended September 30, 2015.

3. INVESTMENT IN JOINT VENTURE

On December 1, 2008, the Company and CHA Bio & Diostech Co., Ltd. (“CHA”) formed an international joint venture. The new company, Stem Cell & Regenerative Medicine International, Inc. (“SCRMI”), will work towards developing human blood cells and other clinical therapies based on the Company’s hemangio-colony forming blast cell program. As of September 30, 2015, the Company holds a 40% interest in the joint venture and CHA owns a 60% interest. Additionally, SCRMI has paid the Company a fee of $500,000 for an exclusive, worldwide license to the hemangio-colony forming blast cell program. The Company recorded $7,353 and $22,059 in license fee revenue for the three and nine months ended September 30, 2015, respectively, in its accompanying consolidated statements of operations, and recorded $7,353 and $22,059 in license fee revenue for the three and nine months ended September 30, 2014, respectively. The balance of unamortized license fee of $300,245 and $322,304 is included in deferred revenue in the accompanying consolidated balance sheets at September 30, 2015 and December 31, 2014, respectively.

4. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
Machinery & equipment	$1,380,540	$1,186,232
Computer equipment	103,488	104,857
Office furniture	54,226	54,226
Leasehold improvements	620,252	620,252
	2,158,506	1,965,567

Accumulated depreciation	(1,335,824)	(1,132,604)
Property and equipment, net	$822,682	$832,963

Depreciation expense for the three and nine months ended September 30, 2015 amounted to $72,766 and $205,590, respectively. Depreciation expense for the three and nine months ended September 30, 2014 amounted to $45,013 and $109,357, respectively. As of September 30, 2015, $68,510 of machinery and equipment was related to a capital lease. There were no capital leases as of December 31, 2014.

5. ACCRUED SETTLEMENT

The accrued settlement is comprised of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014
SEC Civil Action	$–	$1,356,202
SEC Section 16 Investigation	–	375,000
Total	$–	$1,731,202

Securities and Exchange Commission – Civil Action

In May 2012, the Company was named as a defendant in a civil action brought by the SEC related to transactions involving the sale and issuance of the Company’s securities. The SEC alleged that Company violated Section 5(a) and 5(c) of the Securities Act of 1933 (the “Securities Act”) because certain sales of shares to outside organizations, completed in late 2008 and early 2009 under the Company’s former management, resulted in $3.5 million in proceeds to the Company, were neither registered under the Securities Act nor subject to an exemption from registration under Section 3(a)(10) of the Securities Act, as amended. In addition, the Company is alleged to have violated Section 13(a) of the Exchange Act of 1934 because the Company did not disclose the sale and issuance of the shares to the SEC on a timely basis.

In December 2013, the Company settled the civil action. Under the terms of the settlement accepted by the SEC, the Company consented to entry of judgment under which it neither admits nor denies liability and agreed to the disgorgement of $3.5 million in proceeds from the transactions in question. In addition, the Company will pay approximately $587,000 in pre-judgment interest. The total amount due, approximately $4.1 million, was paid over six equal quarterly installments. In addition, the settlement permanently restrains and enjoins the Company from violations of Sections 5(a) and 5(c) of the Securities Act, Section 13(a) of the Exchange Act and Rule 13a-11 under the Exchange Act. As of September 30, 2015, the Company has paid in full its obligation to the SEC.

Securities and Exchange Commission – Section 16 Investigation

In April 2013, it was determined that Gary Rabin, the Company’s former Chief Executive Officer, failed to report 27 transactions in a timely manner on Form 4 under Section 16 of the Exchange Act in which Mr. Rabin sold shares of the Company’s common stock that took place between February 7, 2011 and January 10, 2013. The SEC then investigated the unreported transactions involving sales of shares of the Company’s common stock. In September 2014, the Company settled the SEC action arising from the SEC’s investigation. Under the terms of the settlement accepted by the SEC, the Company consented to the entry of order under which it neither admits nor denies liability and has agreed to pay a civil penalty of $375,000, which has been previously accrued for, by July 2015. In addition, the settlement requires the Company to engage an independent Section 16 compliance consultant, provide Section 16(a) training to each Section 16(a) reporting person, and provide a certification of compliance that each of the preceding requirements were completed. The settlement also requires the Company to cease and desist from committing or causing any violations and any future violations of Section 17(a)(2) of the Securities Act, Sections 13(a) and 14(a) of the Exchange Act, and Rules 12b-20, 13a-1, and 14a-9 thereunder. The terms of this settlement require the Company to allocate financial and management resources to complying with the settlement’s terms, which may have adverse effect on our business. Also, if the SEC deems the Company to not have complied with any portion of the settlement, it may issue additional fines or sanctions against us which may limit our ability to issue securities or otherwise conduct our business as currently conducted. As of September 30, 2015 the Company has paid in full its obligation to the SEC.

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

The Debentures had contained an embedded beneficial conversion feature as the Debentures are convertible at a price per share of common stock equal to 80% of VWAP of the ten consecutive trading days prior to the conversion date. The embedded beneficial conversion feature was modeled using a binomial lattice model, and had a calculated value at September 30, 2014 of $0. The Company recorded a gain of $663,000 for the change in the fair value of the embedded conversion option liability for the nine months ended September 30, 2014 in connection with the retirement of the remaining debentures.

The Company recorded a debt discount of $725,000, which was being amortized over the life of the Debentures using the effective interest rate of 22.9%. The unamortized discount balance of $108,229 was written off to interest expense with the retirement of the remaining outstanding Debentures.

On May 2, 2014, the Company paid to the CAMOFI Parties an aggregate amount of approximately $1,616,000 calculated in accordance with the payment acceleration provisions of the Debentures and satisfying the Company’s obligations under the Debentures. The payment represented the remaining $1,200,000 in principal amount due and an additional amount of approximately $416,000, which represented penalties, interest and legal cost reimbursement to the CAMOFI Parties. With the payment, the Company satisfied in full its obligations under the Debentures and the terms of the Settlement Agreement and Mutual Release dated as of December 31, 2012 pursuant to which the Debentures were issued in January 2013. The Company received correspondence from the CAMOFI Parties stating that the CAMOFI Parties believe the aggregate amount due to be different than the amount the Company paid. The Company believes that its interpretation of the Debentures is accurate and complete and its liability under the Debentures is zero as of September 30, 2015.

7. DEBT

On August 18, 2015, the Company entered into a Loan and Security Agreement (the “Loan and Security Agreement”) with Silicon Valley Bank ( “SVB”), pursuant to which SVB made certain term loans (the “Term Loans”) to the Company. The principal aggregate amount of up to $10.0 million, comprised of: (i) a $6.0 million term loan, which was funded at the closing (the “Term A Loan”); and (ii) subject to the terms and conditions of the Loan and Security Agreement, an additional term loan totaling $4.0 million (the “Term B Loan”) which was not funded as of September 30, 2015. The Loan and Security Agreement provides for interest-only payments through July 1, 2016 at a current per annum interest of 6.5%, subject to the adjustment described in the Loan and Security Agreement, and a final payment of 8% of amounts drawn. The final payment of 8% of amounts drawn is being accreted through interest expense to increase the carrying value of the debt throughout the life of the loan. The Company also paid to SVB approximately $19,000, to cover legal costs associated with the Loan and Security Agreement.

The Loan and Security Agreement provides that the Company shall repay the principal balance of the Term Loans in 36 monthly installments starting on August 1, 2016 and continuing through July 1, 2019. The interest-only period may be extended from 12 months to 18 months based on certain conditions defined in the Loan and Security Agreement. The entire term loan principal balance and all accrued but unpaid interest will be due and payable on July 1, 2019. At its option, the Company may prepay all or any part of the outstanding term loan subject to a prepayment premium (3% if the principal balance is outstanding less than one year, 2% if the principal balance is outstanding more than one year but less than two years, 1% if the principal balance is outstanding through the end of year three and none thereafter).

In connection with the Loan and Security Agreement, the Company granted SVB a security interest in all of the Company’s personal property now owned or hereafter acquired, excluding intellectual property (and a negative pledge on intellectual property). The Loan and Security Agreement also provides for standard indemnification of SVB and contains representations, warranties and certain covenants of the Company.

As of September 30, 2015 the carrying value of the debt outstanding, net of issuance costs and discounts, is $5,996,985 with an annual effective interest rate of approximately 9.2%.

8. WARRANT SUMMARY

Warrant Activity

A summary of warrant activity for the nine months ended September 30, 2015 is presented below:

	Number of Warrants	Number of Common Shares Underlying Warrants	Weighted Average Exercise Price $	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (000)$
Outstanding, December 31, 2014	45,906	45,906	40.46	1.45	–
Granted	5,985,000	2,992,500	7.48
Outstanding, September 30, 2015	6,030,906	3,038,406	7.98	5.16	–
Exercisable, September 30, 2015	45,906	45,906	40.46	0.71	–

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

The Warrants may be exercised at any time after December 22, 2015 until December 22, 2020. The initial exercise price for the Warrants will be $7.48 subject to adjustment in the event of certain stock dividends and distributions, stock splits, stock combinations, reclassifications or similar events affecting the Company’s common stock. The Warrants are classified as a liability on the balance sheet as of September 30, 2015 due to the fact that at inception, the Warrants embody an obligation to repurchase the Warrants in the event of a change in control whereby the surviving entity is not listed on a public exchange. Because of this potential settlement, regardless of probability, and the fact that the choice of cash settlement may ultimately lie with the warrant holders, triggers liability classification for the warrants under ASC 480. At inception, the fair value of the warrants was $10,237,968.

In addition, the Underwriting Agreement provided the underwriters a 30-day option to purchase up to an additional 825,000 shares and/or warrants to purchase an additional 412,500 shares of common stock from the Company (of which 485,000 Warrants representing 242,500 shares of common stock were purchased immediately in connection with the Offering’s closing on June 22, 2015).

9. STOCKHOLDERS’ EQUITY (DEFICIT) TRANSACTIONS

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

During the nine months ended September 30, 2015, Lincoln Park purchased 2,022,996 shares of common stock pursuant to the 2014 Purchase Agreement for cash proceeds of $12,797,047.

During the nine months ended September 30, 2015, the Company issued various board members 33,750 shares of common stock valued at $166,166 as compensation for board services.

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

On June 16, 2015, the Company entered into the Underwriting Agreement related to the Offering. See Note 8, “Warrant Summary,” for additional information about the Offering.

10. STOCK-BASED COMPENSATION

A summary of stock plans as of September 30, 2015 is presented below:

Stock Plans

			Options/Shares
	Options/Shares	Options	Available	Total
Stock Plan	Issued	Outstanding	For Grant	Authorized
2005 Stock Incentive Plan	2,756,356	2,107,342	3,243,046	5,818,388
2014 Stock Option and Incentive Plan	210,000	175,000	3,790,000	4,000,000
	2,966,356	2,282,342	7,033,046	9,818,388

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

Stock Option Activity

A summary of option activity for the nine months ended September 30, 2015 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (in years)	Value
Outstanding, December 31, 2014	2,245,381	$12.03	8.12	$12,110
Granted	100,000	6.29
Forfeited/canceled	(63,039)	28.59
Outstanding, September 30, 2015	2,282,342	$11.33	7.47	$-

Vested and expected to vest at September 30, 2015	2,187,959	$11.49	7.41	$-

Exercisable, September 30, 2015	1,556,318	$13.11	6.82	$-

The aggregate intrinsic value in the table above is before applicable income taxes and is calculated based on the difference between the exercise price of the options and the quoted price of the Company’s common stock as of the reporting date.

The assumptions used in calculating the fair value of options granted using the Black-Scholes option pricing model for options granted during the nine months ended, are as follows:

	September 30,	September 30,
	2015	2014
Risk-free interest rate	1.59 – 2.07%	.02 – 2.29%
Expected life of the options	5.00 - 6.25 years	5.00 - 6.25 years
Expected volatility	93 - 124%	112 - 148%
Expected dividend yield	0%	0%

The weighted average grant-date fair value for the options granted during the nine months ended September 30, 2015 and 2014 was $5.08 and $7.50, respectively.

The unrecognized compensation expense related to the unvested options as of September 30, 2015, was $4,980,700 which will be recognized over the weighted average vesting period of 2.09 years.

Restricted Stock Unit Activity

A summary of the restricted stock unit activity for the nine months ended September 30, 2015:

	Number of Shares Underlying Restricted Units	Weighted Average Grant-Date Fair Value per Share	Weighted Average Remaining Recognition Period (in years)
Outstanding, December 31, 2014	493,000	$7.28	2.60
Granted	10,000	6.62
Vested	(155,998)	7.25
Outstanding, September 30, 2015	347,002	$7.16	1.93

Unearned stock-based compensation expense of outstanding restricted units	$2,305,357

Stock compensation expense to employees and non-employees for the three and nine months ended September 30, 2015 and 2014 are as follows:

Three Months Ended	September 30,	September 30,
	2015	2014
Research and development	$546,688	$178,004
General and administrative	980,122	348,405
	$1,526,810	$526,409

Nine Months Ended	September 30,	September 30,
	2015	2014
Research and development	$1,639,181	$353,333
General and administrative	2,889,056	881,836
	$4,528,237	$1,235,169

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

Overview

We are a clinical stage biotechnology company focused on the development and commercialization of Regenerative OphthalmologyTM therapeutics. Our most advanced products are in clinical trials for the treatment of Stargardt’s macular degeneration, dry age-related macular degeneration, and myopic macular degeneration. We are also developing several pre-clinical terminally differentiated-cell therapies for the treatment of other ocular disorders. Additionally, we have a number of pre-clinical stage programs in disease areas outside the field of ophthalmology, including autoimmune, inflammatory and wound healing-related disorders. Our intellectual property portfolio includes pluripotent human embryonic stem cell, or hESC; induced pluripotent stem cell, or iPSC, platforms; and other cell therapy technologies.

We pursue a number of approaches to generating transplantable tissues both in-house and through collaborations with other researchers who have particular interests in, and skills related to, cellular differentiation. Our research in this area includes projects focusing on the development of many different cell types that may be used to treat a range of diseases within ophthalmology and other therapeutic areas. Control of cellular differentiation and the culture and growth of stem and differentiated cells are important areas of research and development for us. Based on the success to date of our Phase 1 clinical trials and what we see as favorable market dynamics of the ophthalmology sector, our primary strategic focus is the development, and ultimate commercialization of ophthalmology therapies. The largest indication involving macular degeneration is “age-related macular degeneration,” or AMD. AMD is the leading cause of blindness and visual impairment in adults over fifty years of age. The Company is also pursuing a treatment for Stargardt’s Macular Degeneration, or SMD, an inherited juvenile onset form of macular degeneration. The Company initiated the Phase 2 clinical trial for dry AMD in the third quarter of this year.

We have no therapeutic products currently available for sale and do not expect to have any therapeutic products commercially available for sale for a period of years, if at all. These factors indicate that our ability to continue research and development activities is dependent upon the ability of management to obtain additional financing as required.

Comparison of Three months Ended September 30, 2015 and 2014

	Three Months Ended
	September 30,
	2015	2014	$ Change	% Change
Revenue	$84,252	$39,467	$44,785	113.5%
Cost of revenue	15,609	15,608	1	0%
Gross profit	68,643	23,859	44,786	187.7%
Research and development expenses:
-R&D expenses, excluding non-cash stock compensation	3,789,478	2,237,471	1,552,007	69.4%
-R&D stock compensation	546,688	178,004	368,684	207.1%
Total Research and Development Expenses	4,336,166	2,415,475	1,920,691	79.5%
General and administrative expenses:
-G&A expenses, excluding non-cash stock compensation	2,162,914	1,240,158	922,756	74.4%
-G&A stock compensation	980,122	348,405	631,717	181.3%
Total General and Administrative Expenses	3,143,036	1,588,563	1,554,473	97.9%

Non-operating income	3,564,834	263,719	3,301,115	1251.8%
Net loss	$(3,845,725)	$(3,716,460)	$(129,265)	3.5%

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted. Additional revenue was recognized in the period related to the receipt of two Small Business Innovation Research, or SBIR, Grants from the National Institute of Health, or NIH. As a result, revenue for the three months ended September 30, 2015 and 2014 was $84,252 and $39,467, respectively. The deferred revenue balance of $1,631,295, as of September 30, 2015, is being amortized and recorded to revenue over the remaining license period of approximately 10 years. We currently have no therapeutic products available for sale and do not expect to have any commercially available for sale for the foreseeable future, if at all.

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

R&D expenditures, excluding non-cash stock compensation expense, increased from $2,237,471 for the three months ended September 30, 2014 to $3,789,478 for the same period in 2015, for an increase of $1,552,007 or 69.4%. The increase in R&D expenditures was primarily related to an increase in clinical trial related costs of approximately $847,000, an increase in employee costs of approximately $207,000, and an increase in lab testing and supplies of approximately $57,000. This increased spending is in-line with our plans and our prior guidance that our spending in R&D would increase as we initiate the next phase of our clinical trials.

R&D expenses related to non-cash stock compensation increased from $178,004 for the three months ended September 30, 2014 to $546,688 for the same period in 2015, for an increase of $368,684, or 207.1%. This increase is due to grants of stock options and RSUs to the Chief Scientific Officer and Chief Medical Officer in the third quarter of 2014 which each accounted for approximately $125,000 of the increase. Additionally, company-wide grants were made to non-executives during the third quarter of 2014 which resulted in higher stock compensation expense for the three months ended September 30, 2015 as compared to the same period in 2014.

We expect that R&D expenses will increase from period to period for the foreseeable future. This planned increase will be driven primarily by our expansion of our clinical operations and capabilities as we continue work related to our ongoing Phase 2 clinical trial for AMD and initiation of our Pivotal clinical trial for SMD. Spending will continue to increase throughout 2015 and 2016 as our trials are initiated, clinical sites are activated, and patients are enrolled in the trials. We currently work with four clinical sites in the US and two in the UK. We plan to expand the number of sites in both the US and in Europe. In addition, we are expanding the network of consultants and service providers we contract and we also plan to expand our internal workforce. These expansions and the increased spend that will result from these expanded capabilities is consistent with our previously stated plans. Our spending is impacted by the timing of enrollment and treatment of clinical trial patients along with interim results of our many pre-clinical programs. The amount and timing of these fluctuations can be difficult to predict due to the uncertainty inherent in the timing and extent of progress in our research programs, initiation of new clinical trials and rate of progression of existing clinical trials. In addition, the results from our basic research and pre-clinical trials, as well as the results of trials of similar therapeutics under development by others, will influence the number, size and duration of future trials. As our research efforts mature, we will continue to review the direction of our research based on an assessment of the value of possible commercial applications emerging from these efforts. Based on this continuing review, we expect to establish discrete research programs and evaluate the cost and potential for cash inflows from commercializing products, partnering with others in the biotechnology or pharmaceutical industry, or licensing the technologies associated with these programs to third parties.

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

General and Administrative Expenses

General and administrative, or G&A, expenses consist mainly of payroll and payroll related expenses, legal costs relating to corporate matters, and fees for consultants, service providers and other administrative costs. G&A expenditures, excluding non-cash stock compensation expense, increased from $1,240,158 for the three months ended September 30, 2014 to $2,162,914 for the same period in 2015, for an increase of $922,756 or 74.4%.

The increase in G&A expenditures was primarily due to increases in consulting and other professional fees of approximately $151,000, payroll and other compensation costs of approximately $111,000, and in compliance costs of approximately $33,000. Also adding to the increase was the reduction of accrued expenses from prior periods that were reversed during the three months ended September 30, 2014 of approximately $566,000. Payroll costs were higher due to the hiring of a new Chief Executive Officer and a Chief Commercial Officer during the second half of 2014. The increase in consulting and other professional fees was primarily attributable to an increase in strategic business initiatives during the quarter. The rate of spend in G&A in the third quarter of 2015 was approximately the same as it was in the second quarter of 2015.

G&A expenses related to non-cash stock compensation increased from $348,405 for the three months ended September 30, 2014 to $980,122 for the same period in 2015, for an increase of $631,717, or 181.3%. This increase is due to grants of stock options and RSUs to the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors in the third quarter of 2014 which accounted for approximately $579,000 of the increase. Additionally, company-wide grants were made to non-executives during the third quarter of 2014 which resulted in higher stock compensation expense for the three months ended September 30, 2015 as compared to the same period in 2014.

Other Income (Expense)

	2015	2014	$ Change	% Change
Interest income	$1,804	$–	$1,804	100%
Interest expense	(46,791)	(69)	(46,722)	67,713%
Other gain	–	221,581	(221,581)	(100%	)
Issuance expense	10,875	–	10,875	100%
Adjustments to fair value of derivatives	3,598,946	42,207	3,556,739	8,426.9%
Total non-operating income	$3,564,834	$263,719	$3,301,115	1251.8%

Interest expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 increased from $69 to $46,791. This increase is due to interest expense incurred pursuant to the Loan and Security Agreement and related debt entered into with Silicon Valley Bank, or SVB, as described in Note 7 of the Company’s financial statements included in this quarterly report.

The change in other loss during the three months ended September 30, 2015, compared to that of the same period in 2014, relates primarily to an accrued loss contingency that was deemed no longer likely to be settled during 2014.

Adjustments to the fair value of derivatives resulted in a gain of $3,598,946 for the three months ended September 30, 2015 compared to a gain of $42,207 for the three months ended September 30, 2014. The change of $3,556,739 is primarily due to the issuance of warrants during the secondary offering completed in the second quarter of 2015 and therefore more derivative instruments are being re-valued for the three months ended September 30, 2015 as compared to the same period in 2014.

Comparison of Nine months Ended September 30, 2015 and 2014

	Nine Months Ended
	September 30,
	2015	2014	$ Change	% Change
Revenue	$163,189	$118,404	$44,785	37.8%
Cost of revenue	46,827	46,825	2	0%
Gross profit	116,362	71,579	44,783	62.6%
Research and development expenses:
-R&D expenses, excluding non-cash stock compensation	9,618,440	7,288,611	2,329,829	32.0%
-R&D stock compensation	1,639,181	353,333	1,285,848	363.9%
Total Research and Development Expenses	11,257,621	7,641,944	3,615,677	47.3%
General and administrative expenses:
-G&A expenses, excluding non-cash stock compensation	7,100,739	6,195,039	905,700	14.6%
-G&A stock compensation	2,889,056	881,836	2,007,220	227.6%
Total General and Administrative Expenses	9,989,795	7,076,875	2,912,920	41.2%

Loss on settlement of litigation	–	13,468,547	(13,468,547)	(100%	)
Non-operating income	3,003,949	191,577	2,812,372	1,468.0%
Net loss	$(18,127,105)	$(27,924,210)	$9,797,105	(35.1%	)

Revenue

Revenue relates to license fees and royalties collected that are being amortized over the period of the license granted. Additional revenue was recognized in the period related to the receipt of two SBIR Grants from the NIH. As a result, revenue for the nine months ended September 30, 2015 and 2014 was $163,189 and $118,404, respectively. The deferred revenue balance of $1,631,295, as of September 30, 2015, is being amortized and recorded to revenue over the remaining license period of approximately 10 years. We currently have no therapeutic products available for sale and do not expect to have any commercially available for sale for a period of years, if at all.

Research and Development Expenses

R&D expenditures, excluding non-cash stock compensation expense, increased from $7,288,611 for the nine months ended September 30, 2014 to $9,618,440 for the same period in 2015, for an increase of $2,329,829 or 32.0%. The increase in R&D expenditures was primarily related to an increase in clinical trial related costs of approximately $1,435,000, an increase in employee costs of approximately $286,000, and an increase in lab testing and supplies of approximately $184,000. This increased spending is in-line with our plans and our prior guidance that our spending in R&D would increase as we initiate the next phase of our clinical trials.

R&D expenses related to non-cash stock compensation increased from $353,333 for the nine months ended September 30, 2014 to $1,639,181 for the same period in 2015, for an increase of $1,285,848, or 363.9%. This increase is due to Q3 grants of stock options and RSUs to the Chief Scientific Officer and Chief Medical Officer in the third quarter of 2014 which each accounted for approximately $425,000 of the increase. Additionally, company-wide grants were made to non-executives during the third quarter of 2014 which resulted in higher stock compensation expense for the nine months ended September 30, 2015 as compared to the same period in 2014.

General and Administrative Expenses

G&A expenditures, excluding non-cash stock compensation expense, increased from $6,195,039 for the nine months ended September 30, 2014 to $7,100,739 for the same period in 2015, for an increase of $905,700 or 14.6%. The increase in G&A expenditures was primarily due to increases in payroll and other compensation costs of approximately $767,000, consulting and other professional fees of approximately $408,000, and compliance costs of approximately $198,000. Also adding to the increase was the reduction of accrued expenses from prior periods that were reversed during the three months ended September 30, 2014 of approximately $566,000. Payroll costs were higher due to the hiring of a new Chief Executive Officer and a Chief Commercial Officer during the second half of 2014. The increase in consulting and other professional fees was primarily attributable to the Company becoming listed on the NASDAQ Global Market as well as an increase in IT spending period over period. These increases were partially offset by a reduction in legal costs of approximately $725,000 and a decrease in severance costs related to our prior CEO of approximately $335,000.

G&A expenses related to non-cash stock compensation increased from $881,836 for the nine months ended September 30, 2014 to $2,889,056 for the same period in 2015, for an increase of $2,007,220, or 227.6%. This increase is due to grants of stock options and RSUs to the Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors in the third quarter of 2014 which accounted for approximately $1,879,000 of the increase. Additionally, company-wide grants were made to non-executives during the third quarter of 2014 which resulted in higher stock compensation expense for the nine months ended September 30, 2015 as compared to the same period in 2014.

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

Other Income (Expense)

	2015	2014	$ Change	% Change
Interest income	$1,804	$55,840	$(54,036)	(96.8%	)
Interest expense	(47,228)	(429,573)	382,345	(89.0%	)
Other loss	–	(172,656)	172,656	(100%	)
Issuance expense	(893,314)	–	(893,314)	(100%	)
Adjustments to fair value of unsettled warrant obligation	–	18,959	(18,959)	(100%	)
Adjustments to fair value of derivatives	3,942,687	719,007	3,223,680	448.4%
Total non-operating income	$3,003,949	$191,577	$2,812,372	1468.0%

Interest expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 decreased from $429,573 to $47,228. The decrease is due to the discontinuation of interest expense on our previously outstanding debt obligations to the CAMOFI Parties. This decrease is partially offset by interest expense related to the Loan and Security Agreement and related debt entered into with SVB as described in Note 7 of the Company’s financial statements included in this quarterly report

The change in other loss during the nine months ended September 30, 2015, compared to that of the same period in 2014, relates primarily to an accrued loss contingency that was deemed no longer likely to be settled during 2014.

The issuance expense, which accounted for $893,314 in expense for the nine months ended September 30, 2015, related to the issuance costs of the warrants as part of the underwritten secondary offering completed in June 2015.

The unsettled warrant obligation, adjustments to which generated $18,959 in income for the nine months ended September 30, 2014, was settled on June 4, 2014 and therefore there was no activity related to this item in the current fiscal year.

Adjustments to the fair value of derivatives resulted in a gain of $3,942,687 for the nine months ended September 30, 2015 compared to a gain of $719,007 for the nine months ended September 30, 2014. The change of $3,223,680 is primarily due to the issuance of warrants in connection with the registered direct offering completed in the second quarter of 2015 and therefore more derivative instruments are being re-valued for the nine months ended September 30, 2015 as compared to the same period in 2014. This gain is slightly offset by the retirement in 2014 of the derivatives associated with the debt issued to the CAMOFI Parties.

Liquidity and Capital Resources

Cash Flows

The following table sets forth a summary of our cash flows for the periods indicated below:

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(19,256,900)	$(16,563,159)
Net cash used in investing activities	(126,799)	(135,891)
Net cash provided by financing activities	47,096,860	22,768,062
Net increase in cash and cash equivalents	27,713,161	6,069,012
Cash and cash equivalents at the end of the period	$32,137,535	$7,812,497

Operating Activities

Our net cash used in operating activities during the nine months ended September 30, 2015 and 2014 was $19,256,900 and $16,563,159, respectively. Net cash used in operating activities increased in the nine months ended September 30, 2015 period compared to the same period in 2014 period despite a decrease in our net loss. The net loss decrease of approximately $10 million was offset primarily by an add-back of a non-cash income statement charge in the 2014 period of approximately $13.5 million for the settlement of litigation. Other drivers include an increase in stock compensation of approximately $3.3 million and a decrease in the change in fair value of derivatives of approximately $3.2 million.

Cash Used in Investing Activities

Cash used in investing activities during the nine months ended September 30, 2015 and 2014 was $126,799 and $135,891, respectively. Our cash used in investing activities during both periods was attributed to the purchase of fixed assets.

Cash Flows from Financing Activities

Cash flows provided by financing activities during the nine months ended September 30, 2015 and 2014 was $47,096,860 and $22,768,062, respectively. During the nine months ended September 30, 2015, we received $12,797,047 from the issuance of 2,022,996 shares to Lincoln Park as part of the 2014 Purchase Agreement. During the nine months ended September 30, 2015, we received gross proceeds, before deducting the offering expenses payable by the company, of $28,477,541 related to the registered direct offering described below.

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

In addition, the Underwriting Agreement provided the underwriters a 30-day option to purchase up to an additional 825,000 shares and/or warrants to purchase an additional 412,500 shares of common stock from the Company (of which 242,500 Warrants were purchased immediately in connection with the Offering’s closing on June 22, 2015).

On August 18, 2015, the Company entered into the Loan and Security Agreement with SVB, pursuant to which SVB made certain term loans (the “Term Loans”) to the Company. The principal aggregate amount of up to $10.0 million, comprised of: (i) a $6.0 million term loan, which was funded at the closing (the “Term A Loan”); and (ii) subject to the terms and conditions of the Loan and Security Agreement, an additional term loan totaling $4.0 million (the “Term B Loan”). The Loan and Security Agreement provides for interest-only payments through July 1, 2019 at a current per annum interest of 6.5%, subject to the adjustment described in the Loan and Security Agreement, and a final payment of 8% of amounts drawn. The Company also paid SVB approximately $19,000, to cover legal costs associated with the Loan and Security Agreement.

We plan to fund our operations from the following sources:

•	As of September 30, 2015, we have $32,137,535 in cash.

•	As of September 30, 2015, $5,822,405 is available to us through the Lincoln Park financing arrangement.

•	As of September 30, 2015, an additional term loan totaling $4,000,000 is available to us subject to the terms and conditions of the Loan and Security Agreement.

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

We believe that our current cash balance, and the $5,822,405 available to us under the Lincoln Park financing arrangement as of September 30, 2015, will be sufficient to fund our operations into the second half of 2016. We are continually in discussions with potential investors and collaborators to explore alternative sources of funding which may or may not result in immediate and substantial dilution to our stockholders, so that we may either extend our current cash runway beyond the second half of 2016 or accelerate the rate of investment in our many clinical and pre-clinical programs.

We cannot assure you that public or private financing or grants will be available on acceptable terms, if at all. Several factors will affect our ability to raise additional funding, including, but not limited to, the volatility of our common stock and the broader public equity market, especially public equities issued by other pre-commercial biotechnology companies, and our ability to raise capital through non-dilutive transactions such as out-licenses. If we are unable to raise additional funds, we will be forced to either scale back our business efforts or curtail our business activities entirely. As of September 30, 2015, the Company has an accumulated deficit of $363.4 million and recurring losses from operations which raise substantial doubt about the ability of the Company to continue as a going concern.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk is limited primarily to interest income sensitivity, which is affected by changes in the general level of U.S. interest rates, particularly because a significant portion of our investments are in short-term debt securities issued by the U.S. government and institutional money market funds. The primary objective of our investment activities is to preserve principal. Due to the nature of our marketable securities, we believe that we are not exposed to any material market risk. We do not have any derivative financial instruments or foreign currency instruments. If interest rates had varied by 10% in the quarter ended September 30, 2015, it would not have had a material effect on our results of operations or cash flows for that period.

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

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2015. Based upon that evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the nine months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the ordinary course of business, we are from time to time involved in lawsuits, claims, investigations, proceedings, and threats of litigation relating to intellectual property, commercial arrangements and other matters. While the outcome of these proceedings and claims cannot be predicted with certainty, as of September 30, 2015, we were not party to any legal or arbitration proceedings that may have, or have had in the recent past, significant effects on our financial position or profitability. No governmental proceedings are pending or, to our knowledge, contemplated against us. We are not a party to any material proceedings in which any director, member of senior management or affiliate of ours is either a party adverse to us or our subsidiaries or has a material interest adverse to us or our subsidiaries.

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

During the nine months ended September 30, 2015, there were no material changes to the risk factors that were disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 10, 2015, we issued Brian Levy, a new member of the board of directors, 10,000 shares of common stock valued at $43,900 as compensation for board services.

On September 30, 2015, we issued various board members 8,750 shares of common stock valued at $36,575 as compensation for board services.

We relied on the exemption from registration provided by Section 4(a)(2) of the Securities Act, with respect to each of the issuances of unregistered securities set forth above.

Repurchases of Equity Securities – Quarter Ended September 30, 2015

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid Per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs

July 1, 2015 -	32,500	$4.23	-
July 31, 2015	-

August 1, 2015 -
August 31, 2015	-	-	-

September 1, 2015 -
September 30, 2015	-	-	-

Total	32,500	$4.23	-

Under the provisions of the Company’s 2014 Stock Option Plan, 32,500 shares were tendered to the Company in satisfaction of tax liabilities associated with the vesting of restricted stock awards.

ITEM 6. EXHIBITS

Exhibit Description

10.1	First Amendment to the Ocata Therapeutics, Inc. 2014 Stock Option Plan (incorporated herein by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A (File No. 001-36855), filed on June 11, 2015).
10.2	Loan and Security Agreement dated August 18, 2015 by and between the Company and Silicon Valley Bank (incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 19, 2015, File No. 001-36855).

31.1	Section 302 Certification of Principal Executive Officer.*

31.2	Section 302 Certification of Principal Financial Officer.*

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350.*

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350.*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

_________________

* Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

OCATA THERAPEUTICS, INC.

	By:	/s/ Paul K. Wotton
Paul K. Wotton
President and Chief Executive Officer
Dated: November 9, 2015		(Principal Executive Officer)

OCATA THERAPEUTICS, INC.

	By:	/s/ Edward Myles
Edward Myles
Chief Operating Officer and Chief Financial Officer
Dated: November 9, 2015		(Principal Financial Officer and Principal Accounting Officer)

